Form 10QSB
period 1996-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 1996-05-15
CIK 949228

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
- - ---      EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996.

                                       OR

- - ---      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

                         Commission File No. 33-19735-A

                    BEACH FIRST NATIONAL BANCSHARES, INC.
- - -------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


     South Carolina                                        57-1030117
- - -------------------------                    ----------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

4702 Oleander Drive Myrtle Beach South Carolina  29577
- - -------------------------------------------------------------------------------
     (Address of Principal Executive Offices)

                                 (803) 626-2265
- - -------------------------------------------------------------------------------
(Issuer's Telephone Number, Including Area Code)

                                Not Applicable
- - -------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  X            No
                             -----             -----

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

         Common stock, $1.00 par value per share 595,279 shares issued and outstanding as of May 3, 1996.

                                 (Page 1 of 14)

PART I - FINANCIAL INFORMATION


    Item 1.  Financial Statements

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                      March 31,      December 31,
                                         1996           1995
ASSETS                                (Unaudited)    (Unaudited)
- - ------                                -----------    -----------
Cash                                 $     2,371     $     4,639
Interest receivable                       58,060            - -
Land, property and equipment             240,152         241,125
Organizational costs                      83,772          81,672
Deferred registration costs              118,112         138,652
Other assets                              14,142          40,341
                                      ----------      ----------
  Total Assets                       $   516,609     $   506,429
                                      ==========      ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Liabilities:
Accounts payable                     $    37,126     $   131,563
Advances from organizers                  65,000          65,000
Notes payable                            527,000         411,000
  Total Liabilities                  $   629,126     $   607,563
                                      ----------      ----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
 10 shares issued & outstanding      $        10     $        10
Paid-in-capital                               90              90
(Deficit) accumulated during
 development stage                      (112,617)       (101,234)
  Total Shareholders' Equity         $  (112,517)    $  (101,134)
                                      ----------      ----------
  Total Liabilities and
   Shareholders' Equity              $   516,609     $   506,429
                                      ==========      ==========





                 Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         UNAUDITED STATEMENT OF INCOME


                                         For the three months
                                           ended March 31,
                                         --------------------
                                         1996            1995
                                         ----            ----
Revenues:
 Interest income                        $ 35,181
                                         -------
  Total Revenues                        $ 35,181
                                         -------

Expenses:
 Salary expense                         $ 20,244        Company
 Interest expense                         11,819
 Rent expense                                600          was
 Depreciation expense                        973
 Supplies expense                            990          not
 Miscellaneous other expenses             11,939
                                         -------
  Total Expenses                        $ 46,565      Operational
                                         -------

Net (Loss)                              $(11,384)
                                         =======





                 Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                            Three Months Ended
                                                 March 31,
                                            --------------------
                                            1996            1995
                                            ----            ----
Net cash used by pre-operating
 activities of the development stage   $   (60,209)     Company
                                        ----------

Cash flows from Financing Activities:
  Issuance of common stock             $      - -         was
  Advances from organizers                    - -
  Notes payable                            116,000        not
                                        ----------
Net cash provided by
 financing activities                  $   116,000    Operational
                                        ----------

Net increase in cash                   $    55,791
Cash at beginning of period                  4,639
                                        ----------
Cash at end of period                  $    60,430
                                        ==========





                 Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


NOTE 1 - SUMMARY OF ORGANIZATION

        Beach First National Bancshares, Inc., (a development stage enterprise) Myrtle Beach, South Carolina (the "Company"), was incorporated on July 28, 1995 under the laws of the State of South Carolina for the purpose of operating as a
bank holding company with respect to Beach First National Bank   (In
Organization) (thee "Bank") to be located in Myrtle Beach, South Carolina. Its Registration Statement to sell stock was declared effective by the Securities and Exchange Commission on September 29, 1995. The Company received preliminary approval of its application to charter the Bank from the Office of the Comptroller of the Currency on February 12, 1996. On February 7, 1996, the Federal Deposit Insurance Corporation approved the Company's application for deposit insurance for the Bank. On April 17, 1996 the Board of Governors of the Federal Reserve System approved the Company's application to become a bank holding company, and the South Carolina State Board of Financial Institutions approved the Company's application to become a bank holding company on May 2, 1996. Having met all of the conditions to breaking escrow, the Company broke escrow on May 3, 1996 and received $5,952,790 in principal and $145,491 in earned interest.

         A minimum of 525,000 and a maximum of 1,000,000 shares of common stock were offered to the public at $10 per share. As of March 31, 1996, the Escrow Agent held $5,435,970 from the sale of 543,597 shares of stock.

         The Company authorized the issuance of 10 million shares of common stock, $1 par value per share. No holder of common stock: (i) has preemptive rights with respect to the issuance of shares of that or any other class of common stock or (ii) is entitled to cumulative voting rights with respect to the election of directors. The Company also authorized the issuance of up to 10 million shares of preferred stock, issuable in series, the relative rights and preferences of which shall be designated by the Board of Directors.

         The Company is a development stage enterprise as defined by FASB Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all of its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


         Organizational Costs. Organizational costs are costs that have been incurred in the expectation that they will generate future revenues or otherwise benefit periods after the Company reaches the operating stage. Organizational costs generally include incorporation, legal and accounting fees incurred in connection with establishing the Company. Salary and travel expenses, overhead and similar operating costs are not considered to be organizational costs and are thus expensed in the period incurred. Organizational costs are capitalized when incurred, and are amortized over a sixty-month period beginning immediately after the Company commences its principal operations.

         Deferred Registration Costs. Deferred registration costs are deferred and incremental costs incurred by the Company in connection with the issuance of its own stock. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. In a successful offering, deferred registration costs are deducted from the Company's paid-in-capital account. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of March 31, 1996, no income taxes had been accrued since no taxable income had been generated.

         Net (Loss) Per Share. Information concerning net loss per share was omitted from the face of the Statement of Operations since that information is not indicative of the capital structure of the ongoing entity.

         Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of current assets and short term liabilities.


NOTE 3 - NOTE PAYABLE

         On April 24, 1995, the organizers of the Company executed and, as a group, guaranteed a $350,000 line of credit on behalf of the Company from an unrelated financial institution. The line of credit matures April 24, 1996 and carries an interest rate of

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


prime. Proceeds from the above line of credit have been and are expected to continue to be used to fund organizational costs, registration costs and pre-opening expenses. As of March 31, 1996, the outstanding balance on the above line of credit was $310,000. Interest accrued, on the above line of credit, for the three-month period ended March 31, 1996 amounted to $5,725.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         In connection with the Company's formation and the organization of its subsidiary Bank, the Company has entered into three separate agreements with a bank consulting firm, a law firm and an accounting firm to assist it in: (i) preparing and filing all organizational and incorporation papers; (ii) preparing and filing applications with the bank regulatory authorities concerning the formation of a bank holding company and the organization of a national banking association; (iii) preparing a Registration Statement on Form S-1, including the financial audit and filing same with the Securities and Exchange Commission; and (iv) drafting of employment agreements, stock option plans and other matters relating to compensation. The aggregate cost of the above services is estimated to range from $58,000 to $105,000, depending upon the degree of complexity and time spent on the above projects.


NOTE 5 - OTHER ASSETS

         Other assets at September 30, 1995, consisted of the following:

                 a.       Prepaid expenses, legal              5,000
                 b.       Prepaid expenses, consultants        2,500
                 c.       Prepaid expense, insurance           6,642
                                                              ------
                            Total other assets               $14,142
                                                              ======

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996


NOTE 6 - RELATED PARTY TRANSACTIONS

         Please refer to Note 3, above, concerning a $350,000 line of credit guaranteed by the group of organizers.

         The thirteen organizers advanced to the Company $5,000 each, or $65,000 in the aggregate. The advances are interest-free and The maturity dates are set to coincide with the date the escrow will be released upon the successful completion of the offering. While the advances are interest free, the imputed interest expense on the advances based on a 9.0% interest rate and for the three-month period ended March 31, 1996, amounted to $1,463.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


         The Company was incorporated in South Carolina on July 28, 1995 to become a bank holding company and to own and control all of the capital stock of the Bank. Organizing activities for the Company were begun in January, 1995, and have consisted primarily of preparation and filing of a registration statement for sale of the Company's stock, preparation and filing of the Bank's charter application and hiring of staff. The Company received preliminary approval of its application to charter the Bank from the Office of the Comptroller of the Currency on February 12, 1996. On February 7, 1996, the Federal Deposit Insurance Corporation approved the Company's application for deposit insurance for the Bank. On April 17, 1996 the Board of Governors of the Federal Reserve System approved the Company's application to become a bank holding company, and the South Carolina State Board of Financial Institutions approved the Company's application to become a bank holding company on May 2, 1996. Having met all of the conditions to breaking escrow, the Company broke escrow on May 3, 1996 and received $5,952,790 in principal and $145,491 in earned interest.

Liquidity and Sources of Capital

         The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission offering for sale a minimum of 525,000 and a maximum of 1,000,000 shares of its own $1 par value common stock: each share will be sold for $10. The Registration Statement became effective on September 29, 1995. By the end of business, March 31, 1996, the proceeds from the sale of 543,597 shares of common stock were in escrow.

         Presently, to fund its operations, the Company is dependent upon a $350,000 line of credit with an unrelated financial institution and a $65,000 loan from its group of organizers. After the escrow account is broken, the Company will pay-off its debt and inject $5.25 million into the Bank's capital accounts.

Results of Operations

         Since the Company was not operating for the period ended March 31, 1995, no comparisons are provided. This discussion will therefor concentrate on the March 31, 1996 results. For the three-month period ended September 30, 1996, net loss amounted to $11,384 on revenues of $35,181. The majority of the loss is represented by salary expense ($20,244) and by interest expense ($11,819).

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                 There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES.

                 (a)      Not applicable.

                 (b)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                 (a)      Not applicable.

                 (b)      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 There were no matters submitted to security holders for a vote during the three months ended March 31, 1996.

ITEM 5.  OTHER INFORMATION.

                 Not applicable.

ITEM 6.  OTHER INFORMATION.

                 (a)      Exhibits.

                 1.1. Selling Agent Agreement, dated October 16, 1995, by and between Capital Investment Group, Inc. and the Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

                 3.1. Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

                 3.2. Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-95562 on Form S-1).

                 4.1. Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Common Stock (incorporated by reference to Exhibit
                          4.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

                 4.2. Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

                 10.1. Contract of Sale, dated April 27, 1995, by and between Nadim Baroody, Mary Baroody, Jean P. Saad, and Miray Saad, as sellers, and Orvis Bartlett Buie, as purchaser (incorporated by reference to Exhibit
                          10.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

                 10.2. Line of Credit Note, dated April 24, 1995, by Sea Group, Ltd. to The Bankers Bank (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-95562 on Form S-1).

                 10.3. Employment Agreement, dated August 23, 1995, by and between the Company and William Gary Horn (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-95562 on Form S-1).*

                 10.4. Form of Amended and Restated Escrow Agreement, dated November __, 1995, by and among The Bankers Bank, Capital Investment Group, Inc., and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-95562 on Form S-1).

                 10.5. Amended and Restated Escrow Agreement, dated December 1, 1995, by and among The Bankers Bank, Capital Investment Group, Inc., and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995).

                 10.6. Amendment to Employment Agreement, dated January 9, 1996, by and between the Company and William Gary Horn (incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995).*

                 21.1.    Subsidiaries of the Company.

                 27       Financial Data Schedule (for SEC use only)

- - ----------------------------
*        Denotes executive compensation contract or arrangement.

                 (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

                 In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BEACH FIRST NATIONAL BANCSHARES, INC.


Date:  5/15/96                          By: /s/ Raymond E. Cleary, III
       ---------------------                -----------------------------------
                                            Raymond E. Cleary, III
                                            President and Chief Executive
                                            Officer (principal financial
                                            and accounting officer