Form 10-Q
period 1996-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 1996-08-14
CIK 949228

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                       Or

[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                         , 19     .                          -------------
         ----------------

                       Commission file number :  33-95562

                            ---------------------------


                     BEACH FIRST NATIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                          South Carolina
57-1030117 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

      1601 North Oak Street, Suite 305, Myrtle Beach, South Carolina 29577
                    (Address of principal executive offices)

                                 (803) 626-2265
              (Registrant's telephone number including area code)

            4702 Oleander Drive, Myrtle Beach, South Carolina 29577
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No
            ---      ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                           Outstanding at August 13, 1996

    Common Stock, $1.00 par value                          636,642

                                                        (No. of Shares)

===============================================================================

                        BEACH FIRST NATIONAL BANCSHARES

                              INDEX TO FORM 10-QSB


                                                                      PAGE
                                                                      ----
PART I              FINANCIAL INFORMATION

        Item 1.     Financial Statements

                    Balance Sheets as of June 30, 1996  and
                    December 31, 1995                                   3

                    Unaudited Statement of Income for the
                    Six Months ended June 30, 1996 and 1995             4

                    Unaudited Statement of Income for the
                    Three Months ended June 30, 1996 and 1995           5

                    Statements of Cash Flows for the Six
                    Months ended June 30, 1996 and 1995                 6

                    Notes to Unaudited Financial Statements             7

        Item 2.     Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                         10

PART II             OTHER INFORMATION

        Item 1.     Legal Proceedings                                  12

        Item 2.     Changes in Securities                              12

        Item 3.     Defaults upon Senior Securities                    12

        Item 4.     Submission of Matters to a Vote of
                    Security Holders                                   12

        Item 5.     Other Information                                  12

        Item 6.     Exhibits and Reports on Form 8-K                   12

SIGNATURES                                                             15


EXHIBIT INDEX

PART I - FINANCIAL INFORMATION


    Item 1.  Financial Statements

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          Myrtle Beach, South Carolina
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                              June 30,      December 31,
                                                1996           1995
ASSETS                                      (Unaudited)     (Unaudited)
                                            -----------     -----------
Cash                                         $3,886,493       $    4,639
Interest receivable                              43,668             - -
Investment, available-for-sale                2,002,917             - -
Land, property and equipment                    256,363          241,125
Organizational costs                             85,133           81,672
Deferred registration costs                     130,905          138,652
Other assets                                     47,414           40,341
                                             ----------       ----------
  Total Assets                               $6,452,893       $  506,429
                                             ==========       ==========



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable                             $   18,893       $  131,563
Advances from organizers                         65,000           65,000
Notes payable                                   217,000          411,000
                                             ----------       ----------
  Total Liabilities                          $  300,893       $  607,563

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
 626,252 and 10 shares issued
 & outstanding as of June 30, 1996
 and December 31, 1995, respectively         $  626,252      $        10
Paid-in-capital                               5,636,268               90
(Deficit) accumulated during
 development stage                             (110,520)        (101,234)
                                             ---------       -----------
  Total Shareholders' Equity                 $6,152,000      $  (101,134)
  Total Liabilities and                      ----------      -----------
   Shareholders' Equity                      $6,452,893      $   506,429
                                              =========       ==========

                  Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          Myrtle Beach, South Carolina
                        (A Development Stage Enterprise)
                         Unaudited Statement of Income


                                           For the quarter
                                           ended June 30,
                                        ---------------------
                                         1996            1995
                                         ----            ----
Revenues:
 Interest income                        $ 67,583
                                        --------
  Total Revenues                        $ 67,583
                                        --------
Expenses:
 Salary expense                         $ 30,092        Company
 Interest expense                          8,701
 Rent expense                                900          was
 Insurance                                 4,001
 Legal & professional                      5,764
 Utilities & telephone                     1,258          not
 Depreciation expense                      1,517
 Supplies expense                            694      Operational
 Miscellaneous other expenses             12,559
                                        --------
  Total Expenses                        $ 65,486
                                        --------
Net Income                              $  2,097
                                        ========






                  Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          Myrtle Beach, South Carolina
                        (A Development Stage Enterprise)
                         Unaudited Statement of Income


                                          For the six months
                                           ended June 30,
                                         --------------------
                                         1996            1995
                                         ----            ----
Revenues:
 Interest income                        $102,763
                                        --------
  Total Revenues                        $102,763
                                        --------

Expenses:
 Salary expense                         $ 50,336        Company
 Interest expense                         20,520
 Rent expense                              1,500          was
 Insurance                                 6,984
 Legal & professional                      6,180
 Utilities & telephone                     1,824          not
 Depreciation expense                      2,489
 Supplies expense                          1,684      Operational
 Miscellaneous other expenses             20,533
                                        --------
  Total Expenses                        $112,050
                                        --------
Net (Loss)                              $ (9,287)
                                        ========





                  Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          Myrtle Beach, South Carolina
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                  (Unaudited)



                                              Six Months Ended
                                                 June 30,
                                            --------------------
                                            1996            1995
                                            ----            ----

Net cash used by pre-operating
 activities of the development stage      $  (165,922)     Company
                                          -----------

Cash flows from Investing Activities:
  Purchase of AFS security                 (2,002,917)       was
  Purchase of fixed assets                    (17,727)
                                          -----------
Net cash used by Investing Activities     $(2,020,644)       not
                                          -----------
Cash flows from Financing Activities:
  Increase in common stock                $ 6,262,420    Operational
  Reduction in notes payable                 (194,000)
                                          -----------
Net cash provided by
 Financing Activities                     $ 6,068,420
                                          -----------

Net increase in cash                      $ 3,881,854
Cash at beginning of period                     4,639
                                          -----------
Cash at end of period                     $ 3,886,493
                                          ===========





                  Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          Myrtle Beach, South Carolina
                        (A Development Stage Enterprise)
                   Notes to Financial Statements (Unaudited)
                                 June 30, 1996


Note 1 - Summary of Organization

         Beach First National Bancshares, Inc., (a development stage enterprise) Myrtle Beach, South Carolina (the "Company"), was incorporated on July 28, 1995 under the laws of the State of South Carolina for the purpose of operating as a bank holding company with respect to a proposed de novo national bank (the "Bank") to be located in Myrtle Beach, South Carolina. The Company obtained preliminary approval to establish a national bank. Its Registration Statement to sell stock was declared effective by the Securities and Exchange Commission on September 29, 1995.

         A minimum of 525,000 and a maximum of 1,000,000 shares of common stock were offered to the public at $10 per share. As of June 30, 1996, 626,242 shares of stock have been purchased and paid for. The Company has extended its offering of its common stock until the earlier of the sale of 1,000,000 shares or October 31, 1996, unless the offering is extended, at the discretion of the Company, for additional periods ending no later than December 31, 1996.

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

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          Myrtle Beach, South Carolina
                        (A Development Stage Enterprise)
                         Notes to Financial Statements
                                  (Unaudited)
                                 June 30, 1996


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

         Deferred Registration Costs. Deferred registration costs are deferred and incremental costs incurred by the Company in connection with the issuance of its own stock. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. In a successful offering, deferred registration costs are deducted from the Company's paid-in-capital account. As of June 30, 1996, deferred registration costs amounted to $130,905.

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of June 30, 1996, no income taxes had been accrued since no taxable income had been generated.

         Net Income/(Loss) Per Share. Information concerning net income/(loss) per share was omitted from the face of the Statement of Operations since that information is not indicative of the capital structure of the ongoing entity.

         Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net income/(loss) is reconciled to net cash flows from pre-operating activities by adjusting for the effects of current assets and short term liabilities.


Note 3 - Note Payable

         On April 24, 1995, the organizers of the Company executed and, as a group, guaranteed a $350,000 line of credit on behalf of the Company from an unrelated financial institution. Proceeds from the above line of credit were used to fund organizational costs,

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          Myrtle Beach, South Carolina
                        (A Development Stage Enterprise)
                         Notes to Financial Statements
                                  (Unaudited)
                                 June 30, 1996


registration costs and pre-opening expenses. As of June 30, 1996, the above line of credit, with all accrued interest, was paid off.

Note 4 - Related Party Transactions

                 The thirteen organizers advanced to the Company $5,000 each, or $65,000 in the aggregate. The advances are interest-Free and the maturity dates are set to coincide with the date the escrow will be released upon the successful completion of the offering. While the advances are interest free, the imputed interest expense on the advances based on a 9.0% interest rate and for the six-month period ended June 30, 1996, amounted to $2,925.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement, dated September 29, 1995.

         The Company was incorporated in South Carolina on July 28, 1995 to become a bank holding company and to own and control all of the capital stock of Beach First National Bank (in organization) (the "Bank"). Organizing activities for the Company were begun in January, 1995, and have consisted primarily of preparation and filing of a registration statement for sale of the Company's stock, preparation and filing of the Bank's charter application and hiring of staff. The Company received preliminary approval of its application to charter the Bank from the Office of the Comptroller of the Currency on February 12, 1996. On February 7, 1996, the Federal Deposit Insurance Corporation approved the Company's application for deposit insurance for the Bank. On April 17, 1996 the Board of Governors of the Federal Reserve System approved the Company's application to become a bank holding company, and the South Carolina State Board of Financial Institutions approved the Company's application to become a bank holding company on May 2, 1996. The Company currently expects to open the Bank and commence banking operations late in the third quarter or early in the fourth quarter of 1996.

RESULTS OF OPERATIONS

         Since the Company was not operating for the period ended June 30, 1995, no comparisons are provided. This discussion will concentrate on the results for the six month and three month periods ended June 30, 1996.

         For the six month period ended June 30, 1996, losses amounted to $(9,287), on revenues of $102,763. All revenues were from interest income on the proceeds received from the sale of the Common Stock. The majority of expenses were represented by salary ($50,336) and interest ($20,520). Other operating expenses, such as rent, insurance, utilities, etc., amounted to ($41,194).

         For the three month period ended June 30, 1996, net income amounted to $2,097 on revenues of $67,583. All revenues were earned from interest while expenses were represented by salary ($30,092), interest ($8,701) and other ($26,693).

LIQUIDITY AND SOURCES OF CAPITAL

         The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission offering for sale a minimum of 525,000 and a maximum of 1,000,000 shares of its own $1 par value common stock: each share will be sold for $10. The

Registration Statement became effective on September 29, 1995. Having met all of the conditions to breaking escrow, the Company broke escrow on May 3, 1996. As of June 30, 1996, the Company had received proceeds of $6,262,420 from the sale of 626,242 shares of Common Stock.

         Presently, to fund its operations, the Company is using funds from the sale of its Common Stock and a $65,000 loan from its group of organizers. The Company will utilize approximately $5.25 million to capitalize the Bank. The Company plans to retain any remaining proceeds.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                 There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is subject.

ITEM 2.  CHANGES IN SECURITIES

                 (a)      Not applicable.

                 (b)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 (a)      Not applicable.

                 (b)      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 There were no matters submitted to security holders for a vote during the six months ended June 30, 1996.

ITEM 5.  OTHER INFORMATION

                 Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                 10.3. Employment Agreement, dated August 23, 1995, by and between the Company and William Gary Horn (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-95562 on Form S-1). *

                 10.4. Form of Amended and Restated Escrow Agreement, dated November __, 1995, by and among The Bankers Bank, Capital Investment Group, Inc., and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-95562 on Form S-1).

                 10.5. Amended and Restated Escrow Agreement, dated December 1, 1995, by and among The Bankers Bank, Capital Investment Group, Inc., and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995).

                 10.6. Amendment to Employment Agreement, dated January 9, 1996, by and between the Company and William Gary Horn (incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995).*

- -----------------------
*        Denotes executive compensation contract or arrangement.

                 21.1. Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 of the Company's Form 10-QSB for the quarter ended March 30, 1996).

                 27.1.    Financial Data Schedule (for SEC use only).



                 (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

                 In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   August 14, 1996                   By:    /s/ Raymond E. Cleary III
      ---------------------               ----------------------------------
                                          Raymond E. Cleary III
                                          President and Chief Executive
                                          Officer (principal financial
                                          and accounting officer)