Form 10QSB
period 1996-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 1996-11-14
CIK 949228

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________, 19_____.


                       Commission file number: 33-95562

                              ----------------

                     BEACH FIRST NATIONAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

              South Carolina                            57-1030117
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No
           -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding at November 13, 1996

Common Stock, $1.00 par value               663,862

                                            (No. of Shares)

================================================================================

                        BEACH FIRST NATIONAL BANCSHARES

                              INDEX TO FORM 10-QSB

                                                                                                          PAGE
                                                                                                          ----
PART I                           FINANCIAL INFORMATION

              Item 1.            Financial Statements

                                 Balance Sheets as of September 30, 1996
                                 and December 31, 1995                                                     2

                                 Unaudited Statement of Income for the Three
                                 Months ended September 30, 1996 and 1995                                  3

                                 Unaudited Statement of Income for the Nine Months ended
                                 September 30, 1996 and 1995                                               4

                                 Statements of Cash Flows for the Nine Months
                                 ended September 30, 1996 and 1995                                         5

                                 Notes to Unaudited Financial Statements                                   6

              Item 2.            Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations                             8

PART II                          OTHER INFORMATION

              Item 1.            Legal Proceedings                                                         10

              Item 2.            Changes in Securities                                                     10

              Item 3.            Defaults upon Senior Securities                                           10

              Item 4.            Submission of Matters to a Vote of Security
                                 Holders                                                                   10

              Item 5.            Other Information                                                         10

              Item 6.            Exhibits and Reports on Form 8-K                                          10

SIGNATURES                                                                                                 13


PART I - FINANCIAL INFORMATION


    Item 1.  Financial Statements

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                                 BALANCE SHEETS

                                    September 30,    December 31,
                                       1996             1995
ASSETS                              (Unaudited)      (Unaudited)
                                    -------------    -----------
Cash                                  $  107,248     $     4,639
Federal funds sold                     4,500,000               -
                                      ----------     -----------
  Total cash & cash equivalents       $4,607,248     $     4,639
Securities:
 Available-for-sale, at fair value     1,692,735               -
Land, property and equipment             297,048         241,125
Deferred registration costs                    -         138,652
Other assets                             172,159         122,013
                                      ----------     -----------
  Total Assets                        $6,769,190     $   506,429
                                      ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits
 Non-interest bearing deposits        $   23,029     $         -
 Interest bearing deposits               257,756               -
                                      ----------     -----------
  Total deposits                      $  280,785     $         -
Advances from organizers                  50,000          65,000
Other liabilities                         17,502         131,563
Notes payable                            217,000         411,000
                                      ----------     -----------
  Total Liabilities                   $  565,287     $   607,563
                                      ----------     -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
 651,144 (1996) and 10 (1995)
 shares issued & outstanding          $  651,144     $        10
Paid-in-capital                        5,717,590              90
Retained deficit                        (164,289)       (101,234)
Unrealized (loss) on fair value
 of securities available-for-sale           (542)              -
                                      ----------     -----------
  Total Shareholders' Equity          $6,203,903     $  (101,134)
                                      ----------     -----------
  Total Liabilities and
   Shareholders' Equity               $6,769,190     $   506,429
                                      ==========     ===========

                 Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                         UNAUDITED STATEMENT OF INCOME
                                  (UNAUDITED)


                                             For the quarter
                                           ended September 30,
                                        ------------------------
                                          1996            1995
                                          ----            ----
Interest income                         $ 82,286        $     14

Interest expense                               -           4,409
                                        --------        --------

Net interest income                     $ 82,286        $ (4,395)

Provision for possible loan losses             -               -
                                        --------        --------

Net interest income after provision
 for possible loan losses               $ 82,286        $ (4,395)
                                        --------        --------

Other income                            $      2        $      -
                                        --------        --------

Salaries and benefits                   $ 78,743        $ 20,000
Rent expense                                 600             600
Supplies and printing                     11,116             227
Legal & professional                       4,096               -
Depreciation & amortization                3,975             136
Miscellaneous other expenses              37,527           5,406
                                        --------        --------
  Total Expenses                        $136,057        $ 26,369
                                        --------        --------

Net (Loss)                              $(53,769)       $(30,764)
                                        ========        ========




                  Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                         UNAUDITED STATEMENT OF INCOME
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
             FROM INCEPTION, JANUARY 15, 1995 TO SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                          1996            1995
                                          ----            ----
Interest income                         $183,835        $     40

Interest expense                          19,306           5,266
                                        --------        --------

Net interest income                     $164,529        $ (5,226)

Provision for possible loan losses             -               -
                                        --------        --------

Net interest income after provision
 for possible loan losses               $164,529        $ (5,226)
                                        --------        --------

Other income                            $      2        $      -
                                        --------        --------

Salaries and benefits                   $129,079        $ 60,000
Rent expense                               2,100           1,800
Supplies and printing                     12,800             670
Legal & professional                      10,276               -
Depreciation & amortization                6,464             204
Miscellaneous other expenses              66,868           8,391
                                        --------        --------
  Total Expenses                        $227,587        $ 76,331
                                        --------        --------

Net (Loss)                              $(63,056)       $(76,291)
                                        ========        ========





                  Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
             FROM INCEPTION, JANUARY 15, 1995 TO SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                           1996           1995
                                           ----           ----
Net cash used by pre-operating
 activities of the development stage   $   (97,146)    $(186,531)
                                       -----------     ---------

Cash flows from Investing Activities:
  Purchase of AFS security             $(1,693,277)    $       -
  Purchase of fixed assets                 (62,387)       (3,065)
                                       -----------     ---------
Net cash used by Investing Activities  $(1,755,664)    $  (3,065)
                                       -----------     ---------

Cash flows from Financing Activities:
  Increase in deposits                 $   280,785     $       -
  Sale of common stock                 $ 6,368,634           100
  Reduction in notes payable              (194,000)      190,000
                                       -----------     ---------
Net cash provided by
 Financing Activities                  $ 6,455,419     $ 190,100
                                       -----------     ---------

Net increase in cash
 and cash equivalents                  $ 4,602,609     $     504
Cash at beginning of period                  4,639             -
                                       -----------     ---------
Cash at end of period                  $ 4,607,248     $     504
                                       ===========     =========





                  Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


NOTE 1 - SUMMARY OF ORGANIZATION

         Beach First National Bancshares, Inc., Myrtle Beach, South Carolina (the "Company"), was incorporated on July 28, 1995 under the laws of the State of South Carolina for the purpose of operating as a bank holding company with respect to a proposed de novo national bank, Beach First National Bank, (the "Bank") to be located in Myrtle Beach, South Carolina. The Bank commenced operations on September 23, 1996 with $6.3 million in capital. The Company raised the funds through a public offering. As of September 30, 1996, 651,144 shares of stock have been issued by the Company. The Company is no longer a development stage enterprise as planned principal operations commenced on September 23, 1996.

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

         Income Taxes. The Company will be subject to taxation whenever taxable income is generated. As of September 30, 1996, no income taxes had been accrued since no taxable income had been generated.

         Net Income/(Loss) Per Share. Information concerning net income/(loss) per share was omitted from the face of the Statement of Operations since that information is not indicative of the capital structure of the ongoing entity.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


         Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

         1. Held-to-maturity securities: These are securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

         2. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

         3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.


NOTE 3 - RELATED PARTY TRANSACTIONS

                 The thirteen organizers advanced to the company $5,000 each, or $65,000 in the aggregate. The advances are interest-free and the maturity dates are set to coincide with the date the escrow will be released upon the successful completion of the offering. As of September 30, 1996, ten organizers were each due $5,000.

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

         The Company was incorporated in South Carolina on July 28, 1995 to become a bank holding company and to own and control all of the capital stock of the Beach First National Bank (the "Bank"). Organizing activities for the Company were begun in January 1995, and have consisted primarily of preparation and filing of a registration statement for sale of the Company's stock, preparation and filing of the Bank's charter application and hiring of staff. The Company received preliminary approval of its application to charter the Bank from the Office of the Comptroller of the Currency on February 12, 1996. On February 7, 1996, the Federal Deposit Insurance Corporation approved the Company's application for deposit insurance for the Bank. On April 17, 1996 the Board of Governors of the Federal Reserve System approved the Company's application to become a bank holding company, and the South Carolina State Board of Financial Institutions approved the Company's application to become a bank holding company on May 2, 1996. Planned principal operations commenced on September 23, 1996 when the Bank opened for business.

RESULTS OF OPERATIONS

         Since the Company was not operating for the period ended September 30, 1995, no comparisons are provided. This discussion will concentrate on the results for the nine month and three month periods ended September 30, 1996.

         At September 30, 1996, the Company had total assets of $6,769,190, which consisted primarily of $4,607,248 in cash and cash equivalents, $1,692,735 in securities, $297,048 in land, property and equipment and $172,159 in other assets. The Company's liabilities at September 30, 1996 were $280,785 in total deposits, $50,000 in advances from organizers, $217,000 in notes payable, and $17,502 in other liabilities.

         For the nine month period ended September 30, 1996, losses amounted to $63,056, on revenues of $183,835. All revenues were from interest income on the proceeds received from the sale of the Common Stock. The majority of expenses were represented by salary $129,079, supplies and printing $12,800, legal and professional $10,276 and miscellaneous other expenses $66,868. Other operating expenses, such as rent and depreciation and amortization amounted to $8,564.

         For the three month period ended September 30, 1996, losses amounted to $53,769 on revenues of $82,286. All revenues were earned from interest while expenses were represented by salary $78,743, supplies and printing $11,116 and other operating expenses $46,198.

LIQUIDITY AND SOURCES OF CAPITAL

         The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission offering for sale a minimum of 525,000 and a maximum of 1,000,000 shares of its own $1 par value common stock: each share will be sold for $10. The Registration Statement became effective on September 29, 1995. Having met all of the conditions to breaking escrow, the Company broke escrow on May 3, 1996. As of September 30, 1996, the Company had received proceeds of $6,511,440 from the sale of 651,440 shares of Common Stock.

         Presently, to fund its operations, the Company is using funds from the sale of its Common Stock and a $50,000 loan from its group of organizers. During the three months ended September 30, 1996, the Company repaid $15,000 to certain of its organizers. On September 23, 1996, the Company and the Bank commenced operations. The Company used $6,300,000 of the proceeds of the offering to capitalize the Bank and the remainder was used to pay organizational expenses of the Company and will provide working capital, including additional capital for investment in the Bank, if needed. The Company believes that these amounts are sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an on-going basis.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                 (a)      Not applicable.

                 (b)      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 There were no matters submitted to security holders for a vote during the nine months ended September 30, 1996.

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

                 21.1. Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 of the Company's Form 10-QSB for the quarter ended March 30, 1996).

                 27.1.    Financial Data Schedule (for SEC use only).



                 (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

                 In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BEACH FIRST NATIONAL BANCSHARES, INC.


Date: November 13, 1996            By: /s/ Raymond E. Cleary, III
      -----------------                ----------------------------------------
                                   Raymond E. Cleary, III
                                   Chairman and Chief Executive Officer
                                   (principal financial and accounting officer)