Form 10KSB40
period 1996-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 1997-03-31
CIK 949228

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(MARK ONE)


X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the fiscal year ended December 31, 1996

                                       OR

___   Transition Report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
              For the transition period from ________ to ________

                        Commission file no. 33-95562

                    BEACH FIRST NATIONAL BANCSHARES, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)


              South Carolina                                     57-1030117
        ----------------------------                      ---------------------
        (State or Other Jurisdiction                         (I.R.S. Employer
     of Incorporation or Organization)                     Identification No.)

      1601 North Oak Street, Suite 305
     Myrtle Beach, South Carolina                                    29577
 ------------------------------------------                       -----------
  (Address of Principal Executive Offices)                         (Zip Code)


                               (803) 626-2265
               ----------------------------------------------
               Issuer's Telephone Number, Including Area Code

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes   X   No ______

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1997, was $5,422,680. This calculation is based upon the sales price of $10.00 per share in the Company's initial public offering. There is no active trading market for the common stock and the $10.00 per share price is not indicative of present value.

         There were 735,868 shares of the Company's common stock issued and outstanding as of March 19, 1997.

         Transitional Small Business Disclosure Format.  (Check one):
Yes ____    No   X

ITEM 1.  DESCRIPTION OF BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

GENERAL

         Beach First National Bancshares, Inc. (the "Company") was incorporated as a South Carolina corporation on July 28, 1995, primarily to own and control all of the capital stock of Beach First National Bank (the "Bank"). The Company engages in no business other than owning and managing the Bank. On December 31, 1996 the Company completed the initial public offering (the "Offering") of its common stock, par value $1.00 per share (the "Common Stock"), at a price of $10.00 per share. The Company sold 735,868 shares for $7,358,680 in the Offering.

         The Bank commenced operations on September 23, 1996. The Bank is organized as a national banking association under the laws of the United States, and the Bank engages in a commercial banking business from its main office located at the corner of Oak Street and Sixteenth Street North in the City of Myrtle Beach, South Carolina, with deposits insured by the FDIC.

         The Company's holding company structure can assist the Bank in maintaining its required capital ratios because the Company may, subject to compliance with Federal Reserve debt guidelines, borrow money and contribute the proceeds to the Bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the Bank may not do. A holding company may also engage in certain non-banking activities which the Board of Governors has deemed to be closely related to banking. See "Supervision and Regulation." If circumstances should lead the Company's management to believe that there is a need for these services in the Bank's marketing area and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

MARKETING FOCUS

         Most of the banks in the Myrtle Beach area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Myrtle Beach area, the Directors believe that there is a void in the community banking market in the Myrtle Beach area and believe that the Bank can successfully fill this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals.

         The Bank advertises aggressively, using all forms of media, as well as direct mail, to target market segments and emphasizes the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition. The Directors, as long-time residents and business people in the Myrtle Beach area, have determined the credit needs of the area through personal experience and communications with their business colleagues. The Directors believe that the proposed community bank focus of the Bank is likely to succeed in this market. The Directors believe that the area reacts favorably to the Bank's emphasis on service to small businesses, individuals, and professional concerns. However, no assurances in this respect can be given.

BANKING SERVICES

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Myrtle Beach area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank intends to solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities. The Bank offers a Founder's Account to individuals who purchase a minimum of 100 shares ($1,000) of Common Stock in the offering. The Founder's Account is a checking account, in the name of the original purchaser of the Common Stock, which has no service charges for the first year of the account (subject to certain exclusions). The Bank also offers free checking for depositors who maintain a minimum monthly balance of $500. The terms of the Founder's Account are subject to change as determined by the Board of Directors of the Bank.

LENDING ACTIVITIES

         General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area.

         Real Estate Loans. The loans secured generally by first or second mortgages on real estate are one of the primary components of the Bank's loan portfolio. These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and are more likely to be fixed in the case of shorter term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Myrtle Beach area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers.

See "-- Competition" below. The Bank may also originate loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Myrtle Beach area, especially the tourist economy. The well-established banks in the Myrtle Beach area make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's anticipated commercial loans are made to small- to medium-sized businesses which are less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 (excluding home equity lines which could be higher depending upon the loan to value ratio) and, in the case of non-revolving loans, are amortized over a period not exceeding 60 months or are ninety-day term loans, in most cases bearing interest at a fixed rate. The revolving loans typically bear interest at a variable or fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit are generally the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans are the established banks in the Myrtle Beach area.

         Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered by an officer with a higher lending limit. Any loan in excess of this lending limit is approved by the directors' loan committee. The Bank does not make any loans to any director or executive officer of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

         Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one-borrower limit. These limits increase or decrease as the Bank's capital increases or decreases. Unless the Bank sells participations in its loans to other financial institutions, the Bank is not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         Other bank services which are in place or planned include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout South Carolina and other regions. In the future, the Bank intends to offer annuities, mutual funds, and other financial services. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank. The Bank does not plan to exercise trust powers during its initial years of operation. The Bank may in the future offer a full-service trust department, but cannot do so without the prior approval of the OCC.

SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with FDICIA, which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

         The Company. Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and The South Carolina Bank Holding Company Act (the "South Carolina Act"). The activities of the Company are also be governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

         The BHCA. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing, or controlling banks; furnishing services to or performing services for its subsidiaries; and engaging in other activities that the Federal Reserve determines to be so closely related to banking, managing, or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank, (ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act (which the Company will be required to do prior to April 30, 1997) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "-- Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends is subject to regulatory restrictions as described below in "-- The Bank -- Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength: Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         Glass-Steagall Act. The Company is also restricted in its activities by the provisions of the Glass-Steagall Act, which prohibits the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale, or distribution of securities. The interpretation, scope, and application of the provisions of the Glass-Steagall Act currently are being considered and reviewed by regulators and legislators, and the interpretation and application of those provisions have been challenged in the federal courts.

         South Carolina Act. As a bank holding company registered under the South Carolina Act, the Company is subject to regulation by the South Carolina Board. Consequently, the Company must receive the approval of the South Carolina Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company must also file with the South Carolina Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries.

         The Bank. The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the OCC. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The OCC and the FDIC regulate or monitor virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OCC requires the Bank to maintain certain capital ratios and imposes limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the OCC to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OCC.

         Under FDICIA, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation;
(iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the OCC or the Federal Reserve Board, respectively, to be troubled institutions must give the OCC or the Federal Reserve Board, respectively, thirty days prior notice of the appointment of any senior executive officer or director. Within the thirty day period, the OCC or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment. The Company and the Bank meet the criteria which trigger this additional approval during the first two years after they are registered or chartered, respectively.

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the fees that commercial banks and thrifts pay to BIF and SAIF have increased. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under the 1993 rule, a depository institution pays to the FDIC a premium of from $0.00 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. In 1996, the Bank's assessment rate for insured deposits was $500 per quarter.

         Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

         The OCC has promulgated regulations that became effective on December 13, 1990, which significantly affect the level of allowable dividend payments for national banks. The effect is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles. In this regard, the allowance for loan and lease losses are not considered an element of either "undivided profits then on hand" or "net profits." Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.
See "-- Capital Regulations" below.

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. See "-- Recent Legislative Developments." The Directors currently have no plans or agreements whereby the Bank would acquire other banks or thrifts.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, the OCC, or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

         Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either entity is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

         Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

         The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, the Company and the Bank were qualified as "well capitalized." See "Management's Discussion and Analysis or Plan of Operation -- Capital."

         Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         These capital guidelines can affect the Company in several ways. If the Bank begins to grow at a rapid pace, a premature "squeeze" on capital could occur making a capital infusion necessary. The requirements could impact the Company's ability to pay dividends. The Company's present capital levels are more than adequate; however, rapid growth, poor loan portfolio performance or poor earnings performance or a combination of these factors could change the Bank's capital position in a relatively short period of time.

         FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. It is uncertain what effect these regulations, when implemented, would have on the Company and the Bank.

         Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

         Enforcement Powers. FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, and independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease-and-desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Recent Legislative Developments. In the 1994 legislative session, South Carolina amended its bank holding act to allow nationwide interstate banking beginning in 1996. Federal legislation has also been passed by Congress which allows unrestricted interstate bank mergers, unrestricted interstate acquisition of banks by bank holding companies, and interstate de novo branching by banks. As a result of this legislation, the number of competitors in the Company's market may increase. However, the Company believes it can compete effectively in the market and that the legislation does not have a material adverse impact on the Company or the Bank. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

         Effect of Governmental Monetary Policies. The earnings of the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

LOCATION AND SERVICE AREA

         The Bank engages in a general commercial and retail banking business, emphasizing the needs of small- to medium-sized businesses, professional concerns, and individuals, primarily in Myrtle Beach, South Carolina and the surrounding area, including Horry County. The Bank has an office located at the corner of Oak Street and Sixteenth Avenue North in the city of Myrtle Beach. See "Item 2. Description of Property" below.

         Horry County is located on the Atlantic coast of the state of South Carolina. Myrtle Beach, South Carolina is located within Horry County. The Myrtle Beach area, also known as the Grand Strand, stretches from the North Carolina state line at Little River to Georgetown, South Carolina. According to the 1993 South Carolina Statistical Abstract, Myrtle Beach had an estimated population in 1990 of 24,848, and Horry County had an estimated population of 144,053. The principal component of the economy of the Myrtle Beach area is vacation, sport, and entertainment tourism. The vacation segment, which has a four-month season, attracts vacationers from along the East Coast. Area hotels, motels, condominiums, and cottages provide more than 36,000 rooms. The Myrtle Beach area also has nine privately-owned campgrounds and two publicly-owned state parks consisting of more than 7,000 sites. Convention business also has a sizeable economic impact on the Myrtle Beach area. The sports segment, which has an approximate ten-month season, attracts golfers, tennis players, and anglers. The Grand Strand has more than 85 championship golf courses. The entertainment segment is a year-round source of funds. As of October 1994, the Grand Strand had nine live entertainment theaters, including the Alabama Theater, which has 2,200 seats and was opened by the country music supergroup Alabama. The Myrtle Beach area has experienced steady growth over the past ten years, and the Directors expect the Myrtle Beach area, as well as the service industry needed to support it, to continue to grow.

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Myrtle Beach area and elsewhere. As of March 1996, there were thirteen commercial banks and two savings banks operating in Horry County. A number of these competitors are well established in the Myrtle Beach area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

         The Company believes that the community bank focus of the Bank, with its emphasis on service to small businesses, individuals, and professional concerns, gives it an advantage in this market.

EMPLOYEES

         As of December 31, 1996, the Company had nine full-time employees. The Company does not have any employees other than its officers, none of whom receive any remuneration for their services to the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The principal place of business of both the Company and the Bank and the main office of the Bank is located at the corner of Oak Street and Sixteenth Avenue North in Myrtle Beach, South Carolina. The Bank's main office is a located on 0.8-acre plot of land, which was purchased for $217,000. The Company is constructing a permanent banking facility of 5,000 square feet on the site at a cost of $875,000, which is being paid out of the proceeds of the offering. Furniture, fixtures, and equipment for the main office will cost approximately $485,000. The Company believes that the facilities adequately serve the Bank's needs.


ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock, of which 735,868 shares, for a total of $7,358,680, were sold in the Offering and are outstanding as of March 15, 1997. As of March 19, 1997, the Company had 1,015 shareholders of record. There is no established trading market in the Common Stock, and one is not expected to develop in the near future.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future. See "Item 1. Description of Business -- Dividends."


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         The Company was Incorporated in South Carolina on July 28, 1995 to become a bank holding company and to own and control all of the capital stock of Beach First National Bank (the Bank). Organizing activities for the Company began in January 1995 and consisted primarily of preparation and filing of a registration statement for sale of the Company's stock, preparation and filing of the Bank's charter application and hiring of staff. The Company received preliminary approval of its application to charter the Bank from the Office of the Comptroller of the Currency on February 12, 1996. On February 7, 1996, the Federal Deposit Insurance Corporation approved the Company's application for deposit insurance for the Bank. On April 17, 1996, the Board of Governors of the Federal Reserve System approved the Company's application to become a bank holding company, and the South Carolina State Board of Financial Institutions approved the Company's application to become a bank holding company on May 2, 1996. Beach First National Bank, the Company's only subsidiary, began operations on September 23,1996.

RESULTS OF OPERATIONS

         At December 31, 1996, the Company had total assets of $10,064,007, which consisted of $3,232,929 in cash and cash equivalents, $5,080,830 in securities, $1,077,897 in loans, $475,206 in property and equipment and $197,146 in other assets. The Company's liabilities at December 31, 1996 were $3,017,656 in deposits and $85,682 in other liabilities.

         The Company's net loss was $160,013 for the year ended December 31, 1996 as compared to a loss of $101,234 for the period January 15, 1995 to December 31, 1995. This increase reflects an increase in all non-interest expense categories as a result of increased staffing, establishing an allowance for loan losses. setting up a temporary branch facility, and opening for business. Net Interest income in the amount of $272,870 during the year ended December 31, 1996 partially offset the increase in non-interest expenses. The return on average assets for 1996 was 2.18% and return an average equity was 2.59%. Comparison of these ratios to the prior period are not meaningful due to the minimal amount of assets in the Company during 1995.

         Net interest income of $272,870 in 1996 resulted from interest income in the amount of $314,357 and $41,487 in interest expense, as the Bank recorded its first earning assets and interest-bearing liabilities. The net interest margin was 4.90% for the year ended 1996.

         The provision for loan losses was $16,502 in 1996, reflecting management's estimate of the amount necessary to establish the allowance for loan losses at a level believed to be adequate in relation to the current size, mix and quality of the portfolio. The Company's allowance for loan losses as a percentage of its period end loans was 1.51% at December 31, 1996. The company had no non-performing loans or net charge-offs in 1996.

         Non-interest income in 1996 was $1,676 resulting from service charges on deposit accounts in the amount of $509, gain on the sale of securities of $669 and miscellaneous other income of $498. Non-interest expense was $418,057 in 1996 which was an increase of $306,984 over the period ended December 31, 1995. The increase in non-interest expense reflects an increase in all expense categories as a result of the Bank subsidiary beginning operations.

NET INTEREST INCOME

         The primary source of revenue for the Company is net interest income, which is the difference between income on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities as well as the relative amounts of interest-bearing assets and interest-bearing liabilities. Presented below are various components of assets and liabilities, interest income and expense and yields/costs for the periods indicated.

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES
                          YEAR ENDED DECEMBER 31, 1996

                                                For the year ended                      For the year ended
                                                December 31, 1996                       December 31, 1996
                                     ----------------------------------------           -----------------
                                        Average       Income/       Yield/        Average       Income/    Yield/
                                        Balance       Expense        Rate         Balance       Expense     Rate
                                     -------------  -----------  ------------   -----------  ------------  -------
    Funds with Escrow Agent          $   3,477,924  $   182,591          5.25%  $   436,552  $     22,919    5.25%
    Federal funds sold                     802,213       42,513          5.30%            -             -    0.00%
    Investment securities                1,177,814       76,786          6.52%            -             -    0.00%
    Loans                                  115,860       12,467         10.76%            -             -    0.00%
                                     -------------  -----------  ------------   -----------  ------------    ----
       Total earning assets          $   5,573,811  $   314,357          5.64%  $   436,552  $     22,919    5.25%
                                     =============  ===========  ============   ===========  ============    ====

    Interest-bearing deposits        $     468,247  $    22,755          4.86%  $         -  $          -    0.00%
    Other borrowings                       226,086       18,733          8.29%      148,468        13,080    8.81%
                                     -------------  -----------  ------------   ===========  ============    ----
       Total interest-bearing
         liabilities                 $     694,333  $    41,487          5.98%  $   148,468  $     13,080    8.81%
                                     =============  ===========  ============   ===========  ============    ====

    Net interest spread                                                 -0.34%                              -3.56%

    Net Interest income/margin                      $   272,870          4.90%               $      9,839    2.25%
                                                    ===========  ============                ============    ====

         As reflected above, for 1996, average yield on earning assets amounted to 5.64%, while the average cost of funds was 5.98%. For 1995, the average yield on earning assets was 5.52% and the average cost of funds was 8.81%. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended December 31, 1996 was 4.89% and for 1995 was 2.25%.

         The following table presents the changes in the Company's net interest income as a result of changes in the volume and rate of its interest-earning assets and interest-bearing liabilities.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                          1996 versus 1995
                                                   --------------------------------------------------------------
                                                        Volume               Rate                Net Change
                                                   ----------------     ---------------     ---------------------
     Funds with Escrow Agent                       $        159,672     $             -     $             159,672
     Federal funds sold                                      42,513                   -                    42,513
     Investment securities                                   76,786                   -                    76,786
     Loans                                                   12,467                   -                    12,467
                                                   ----------------     ---------------     ---------------------
        Total earning assets                                291,438                   -                   291,438

     Interest-bearing deposits                               22,755                   -                    22,755
     Other borrowings                                         6,837              (1,185)                    5,652
                                                   ----------------     ---------------     ---------------------
        Total Interest-bearing liabilities                   29,592              (1,185)                   28,407
                                                   ----------------     ---------------     ---------------------

     Net interest income                           $        261,846     $         1,185     $             263,031
                                                   ================     ===============     =====================

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Primary sources liquidity for the Company are a stable base of deposits, scheduled repayments on the Company's loans and interest on and maturities of its investments. All securities of the Company have been classified as available for sale. Occasionally, the Company might sell investment securities in connection with the management of its interest sensitivity gap or to manage cash availability. The Company may also utilize its cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to $2,000,000. The Company believes that its liquidity and ability to manage assets will be sufficient to meet its cash requirements over the near term.

         The Company monitors and manages the pricing and maturity of its assets and liabilities in order to lessen the potential impact that interest rate movements could have on its net interest margin. To minimize the effect of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these pricing opportunities at any point in time constitute interest rate risk.

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at any given time interval. Management generally attempts to maintain a balance between rate sensitive repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

         The interest rate sensitivity position at year end 1996 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                             INTEREST SENSITIVITY ANALYSIS
                                                   DECEMBER 31, 1996

                                            Within     After three but   After one but      After
                                            three       within twelve     within five       five
                                            month           months           years          years         Total
                                         ------------  ---------------  --------------  ------------  -------------
     ASSETS
     Earning assets:
       Federal funds sold                $  2,560,000  $             -  $            -  $          -  $   2,560,000
       Investment securities                        -        1,491,947       2,447,788     1,141,095      5,080,830
       Loans                                  697,831          156,947         134,526       105,095      1,094,399
                                         ------------  ---------------  --------------  ------------  -------------
         Total earning assets            $  3,257,831  $     1,648,894  $    2,582,314  $  1,246,190  $   8,735,229
                                         ============  ===============  ==============  ============  =============

     LIABILITIES
     Interest-bearing liabilities
       Money market and NOW              $    273,272  $             -  $            -  $          -  $     273,272
       Regular savings deposits                32,334                -               -             -         32,334
       Prime savings deposits               1,408,363                -               -             -      1,408,363
       Time deposits                          233,048          619,255          68,256             -        920,559
                                         ------------  ---------------  --------------  ------------  -------------
         Total Interest-bearing
           liabilities                   $  1,947,017  $       619,255  $       68,256  $          -  $   2,634,528
                                         ============  ===============  ==============  ============  =============

     Period gap                          $  1,310,814  $     1,029,639  $    2,514,058  $  1,246,190  $   6,100,701
     Cumulative gap                      $  1,310,814  $     2,340,453  $    4,854,511  $  6,100,701  $   6,100,701
     Ratio of cumulative gap to total
       earning assets                           15.01%           26.79%          55.57%        69.84%


         The Company generally would benefit from increasing market rates of interest when it has an asset sensitive gap and generally would benefit form decreasing market rates of interest when it is liability sensitive. The Company currently is asset sensitive in all time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant facts, including changes in the volume and mix of earning assets and interest-bearing liabilities.

LOAN PORTFOLIO

         Because loans typically provide higher yields than other types of earning assets, one of the Bank's goals is for loans to represent the largest category of earning assets. However, since the Bank was open for only three months in 1996, the Company's loan portfolio has not grown to that point. Average loans, net of the allowance for loan losses, were $114,111 in 1996. Total loans outstanding, net of the allowance for loan losses, at December 31, 1996 were $1,077,897.

         The following table shows the composition of the loan portfolio by category at December 31, 1996. There were no loans at December 31, 1995.

                         COMPOSITION OF LOAN PORTFOLIO
                               DECEMBER 31, 1996

                                                                                                      Percent
                                                                        Amount                        of Total
                                                                   -----------------              ----------------
    Commercial                                                     $         125,000                         11.42%
    Real estate - mortgage                                                   681,548                         62.28%

    Real estate - construction                                               188,210                         17.20%
    Consumer                                                                  99,641                          9.10%
                                                                   -----------------              ----------------

       Loans, net of unearned                                              1,094,399                        100.00%
                                                                                                  ================

    Allowance for loan loss                                                  (16,502)
                                                                   -----------------
       Total net loans                                             $       1,077,897
                                                                   =================


         The principal component of the Company's loan portfolio at year end 1996 was mortgage loans which represented 62.28% of the portfolio. Due to the short time the portfolio has existed, the current portfolio may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 1996.


                       LOAN MATURITY SCHEDULE & SENSITIVITY TO CHANGE IN INTEREST RATES
                                              DECEMBER 31, 1996

                                     Within       After three but    After one but       After
                                      three        within twelve      within five         five
                                      months           months            years           years            Total
                                  -------------   ---------------    -------------   -------------    -------------
     Commercial                   $      60,000   $          -       $      65,000   $         -      $     125,000

     Real estate                        500,000           143,671              -            37,877          681,548
     Construction                       120,992              -                 -            67,218          188,210
     Consumer                            16,839            13,276           69,526             -             99,641
                                  -------------   ---------------    -------------   -------------    -------------

       Total                      $     697,831   $       156,947    $     134,526   $     105,095    $   1,094,399
                                  =============   ===============    =============   =============    =============

     Fixed Interest Rate          $      16,839   $       156,947    $     134,526   $     105,095    $     413,407

     Variable Interest Rate             680,992              -                 -               -            680,992
                                  -------------   ---------------    -------------   -------------    -------------
       Total                      $     697,331   $       156,947    $     134,526   $     105,095    $   1,094,399
                                  =============   ===============    =============   =============    =============


         The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties. There were no non-performing loans, no potential problem loans and no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention at December 31, 1996.

INVESTMENT SECURITIES

         At December 31, 1996, the investment securities portfolio was a significant component of the Company's total earning assets. Total securities averaged $1,177,814 in 1996 and $5,080,830 at December 31, 1996. Investment securities represented 50.49% of total assets at December 31, 1996 and were the largest component of earning assets. As the Company continues to grow, it is expected that this percentage will decrease as loan volume increases. The Company primarily invests in U.S. Treasury securities and securities of other U.S. Government agencies.

         Contractual maturities and yields on the Company's investment securities (all available for sale) at December 31, 1996 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                               DECEMBER 31, 1996

                                  Within one year     Within five years     Within ten years    After ten years
                                 ------------------  -------------------   -----------------   ------------------
                                   Amount    Yield      Amount     Yield     Amount    Yield     Amount    Yield
                                 ----------  ------  -----------  ------   ----------  -----   ----------  ------
     U.S. Treasury               $1,001,875    5.67% $   497,656    6.07%  $        -   0.00%  $        -    0.00%

     U.S. Government Agencies             -    0.00%   1,950,131    6.55%     435,150   6.93%   1,005,168    6.43%
     Other                                -    0.00% $         -    0.00%           -   0.00%     190,850    6.00%
                                 ----------  ------  -----------  ------   ----------  -----   ----------  ------
        Total                    $1,001,875    5.67% $ 2,447,767    6.45%  $  435,150   6.93%  $1,196,018    6.36%
                                 ==========  ======  ===========  ======   ==========  =====   ==========  ======

         At December 31, 1996, short-term investments totaled $2,560,000. These funds are one source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis. During the pre-opening period, the Company's funds were primarily held in escrow and were partially invested in short-term U.S. Treasury obligations.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Average total deposits were $604,674 and average interest-bearing deposits were $468,247 in 1996. The following table sets forth the deposits of the Company by category as of December 31, 1996.

                                    DEPOSITS
                               DECEMBER 31, 1996

                                                                                                        Percent
                                                                          Amount                       of Total
                                                                      --------------                 -------------
    Demand deposit accounts                                           $      383,128                        12.70%

    NOW accounts                                                             107,014                         3.55%
    Money market accounts                                                    166,258                         5.51%

    Savings accounts                                                       1,440,697                        47.74%
    Time deposits less than $100,000                                         397,133                        13.16%

    Time deposits of $100,000 or over                                        523,426                        17.35%
                                                                      --------------                 -------------

       Total deposits                                                 $    3,017,656                       100.00%
                                                                      ==============                 =============


         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $2,494,230 at December 31, 1996. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company's loan-to-deposit ratio was 35.72% at December 31, 1996 and the ratio averaged 19.16% during 1996. The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 1996 is shown in the following table.

           MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE
                               DECEMBER 31, 1996

                                                         After
                                                         three         After six
                                        Within          through         through          After
                                         three            six           twelve           twelve
                                        months           months          months           months          Total
                                     ------------     -----------     -----------     -----------     -----------
      Certificates of deposit of
      $100,000 or more               $    222,045     $         -     $   301,381     $         -     $   523,426
                                     ============     ===========     ===========     ===========     ===========


         Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits.

         During 1995 and 1996, the Company utilized a short-term line of credit established with The Bankers Bank in Atlanta, Georgia to fund its cash needs during the organizational and pre-opening phases. In addition, a short-term loan was extended to the organizers of the Company by The Bankers Bank for the purpose of purchasing land for the Bank's main office. These borrowings averaged $226,086 during 1996 and $148,468 during 1995. The Company had no short-term borrowings at December 31, 1998.

NON-INTEREST INCOME AND EXPENSE

         Non-interest income in 1996 was $1,676 resulting from service charges on deposit accounts in the amount of $509, gain on the sale of securities of $669 and miscellaneous other income of $498. There was no non-interest income in 1995.

         Total non-interest expense increased from $111,073 for the period ended December 31, 1995 to $418,057 for the year ended December 31, 1996. All expenses incurred in 1995 were related to the organization of the Company and the Bank. The increase in non-interest expense reflects an increase in all expense categories as a result of the Bank subsidiary beginning operations.

The following table presents that principal components of non-interest expense for the years ended December 31, 1995 and 1995, respectively.

                              NON-INTEREST EXPENSE

                                                               1996                        1995
                                                        -----------------            -----------------
Salary expense                                          $         204,198            $          18,750
Employee benefits                                                  34,256                            -

Supplies and printing                                              23,843                        2,997
Advertising and public relations                                   40,079
Professional Fees                                                  26,178                       61,122

Depreciation and amortization                                      26,380                        1,005
Data processing                                                     5,510                            -
Occupancy expenses                                                 12,960                        2,510

Utilities and telephone                                             8,007                        1,709
Insurance                                                          14,383                        3,532
Repairs and maintenance                                             7,611                            -
All other operating expenses                                       14,652                       19,448
                                                        -----------------            -----------------

                                                        $         418,057            $         111,073
                                                        =================            =================

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. Management's judgment as to the adequacy of the allowance is based on a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

         Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Management intends to implement an allocation system in the future which will allocate the allowance to the various loan categories. This system will be implemented when the size and mix of the portfolio justifies such a system. On an on-going basis, the amount of the provision will be a function of the levels of loans outstanding, the level of non-performing loans, historical loan loss experience, the amount of losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

         At December 31, 1996, the allowance for loan losses was $16,502 or 1.51% of outstanding loans of $1,094,399. The Bank has not charged off any loans since commencing operations. There were no non-accrual, restructured or other non-performing loans at December 31, 1996. In addition, there were no potential problem loans and no loans delinquent greater than 30 days. The provision for loan losses was $16,502 for the year ended December 31, 1996. The provision was made primarily as a result of management's assessment of general loan loss risk and asset quality as the Bank recorded its first loans.

CAPITAL

         Under the capital guidelines of the Office of the Comptroller of the Currency, the Bank is required to maintain a minimum risk-based capital ratio of 8%, with at least 4% being Tier I capital. Tier I capital consists of common shareholder's equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier I leverage ratio (Tier I capital to total average assets) of at least 4%. The following chart reflects the leverage and risk-based regulatory capital ratios of the Bank and the consolidate company at December 31, 1996.

                              ANALYSIS OF CAPITAL
                               DECEMBER 31, 1996


                                           Required             Actual                    Excess
                                           --------             ------                    ------
                                            Amount       %      Amount         %         Amount          %
                                           ---------  -------  ----------  ---------   -----------    -------
           The Bank:
           Tier 1 risk-based capital         129,246    4.00%   6,007,658    185.93%     5,878,412     181.93%
           Total risk-based capital          259,928    8.00%   6,024,159    185.41%     5,764,231     177.41%
           Tier I leverage                   341,344    4.00%   6,007,658     70.40%     5,666,314      66.40%


         A condition of the original offering was that a minimum of 525,000 shares be subscribed to and fully paid for. There was a total of 738,868 shares sold during the offering period with gross proceeds after offering expenses of $7,212,349. $6,300,000 of the proceeds of the offering were used to capitalize the Bank. The Company believes that this amount is sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an on-going basis. The remaining offering proceeds will be used to provide working capital, including additional capital for investment in the Bank, if needed.

IMPACT OF INFLATION

         Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant impact on the Company's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationship between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

INDUSTRY DEVELOPMENTS

         Proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial services industry. Due to continued changes in the regulatory environment, additional legislation related to the banking industry is likely to continue. While the potential effects of legislation currently under consideration cannot be measured, the Company is unaware of any pending legislation or regulatory reform which would materially affect its financial position or operation results in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
________________________________________________________________________________

         Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
         Balance Sheet as of December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
         Statement of Income Operations from inception to December 31, 1996 . . . . . . . . . . . . . . . . . . . .   F-3
         Statement of Changes in Shareholders' Equity from inception to December 31, 1996 . . . . . . . . . . . . .   F-4
         Statement of Cash Flows from inception to December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . F-5
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

All schedules have been omitted because they are inapplicable or the required information is provided in the financial statements, including the notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No change in accountants has taken place in any period subsequent to the date of the most recent financial statements. The Company had no disagreement with accountants with respect to accounting principles or practices or financial statement disclosures or auditing scope or procedure, or disagreements with regard to reportable events. The Company has had the same independent accounting firm since its inception.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         All of the Directors serve as directors of the Company and the Bank. Biographical information concerning the Directors is set forth below. None of the Directors are related.

         Michael Bert Anderson, age 38, is a Director of the Company and the Bank. He is a native of the Myrtle Beach area. He graduated from Duke University in 1980 with a degree in Management Sciences/Accounting. Mr. Anderson returned home after college to work in the family hotel business. The business has tripled in size since 1980. Mr. Anderson is the managing owner of the Poindexter Ocean Front Resort and helps to manage four other Anderson family-owned properties. Mr. Anderson's community activities range from being the Lay Leader at the First United Methodist Church in Myrtle Beach to working at every level of the Horry County United Way drive. He is a member of the local Rotary Club (a Paul Harris fellow). Mr. Anderson has served on the Myrtle Beach area Hospitality Association and is currently retiring as the president of the 400-member trade organization. As a volunteer for the City of Myrtle Beach, Mr. Anderson serves on the Myrtle Beach Accommodations Tax Advisory Committee, having just completed a four-year term as a member and vice-chairman of the Myrtle Beach Planning and Zoning Board.

         Orvis Bartlett Buie, age 48, is a Director of the Company and the Bank. He has been a partner with Buie, Rabon & Jaskot, CPAs, since 1992.
Prior to 1992, Mr. Buie was a partner with Bates, Buie, Lindsay, Evans, Rabon & Kinard, CPAs. He is the president of Damon's Eastern Carolina's, Ltd., the franchiser of Damon's Ribs restaurants in North Carolina, South Carolina, and eastern Tennessee. Mr. Buie received his bachelor's degree in Accounting from the University of

South Carolina in 1972. He has been a certified public accountant since 1974 and is licensed to practice in both South Carolina and North Carolina.

         Dr. Raymond E. Cleary III, age 48, is a Director of the Company and the Bank and President and Chief Executive Officer of the Company. He has been a practicing general dentist in SurfSide Beach, South Carolina since 1975. As a dentist, he served as an officer/board member of the South Carolina Dental Association, 4th District of South Carolina Dental Association, and the Grand Strand Dental Society. Dr. Cleary is also a board member of the Florence Darlington Technical College, Dental Hygienist/Assistant Program. He received his undergraduate degree and his dental degree from the Ohio State University and College of Dentistry. In business, Dr. Cleary was an initial organizer and director of Waccamaw State Bank from 1980-1987. In 1987, Waccamaw State Bank merged into Anchor Bank, and he was an advisory director of Anchor Bank from 1987-1994. In the community, Dr. Cleary has served as a Webelo Boy Scout leader and a youth soccer coach. He has been an officer or board member of the Grand Strand YMCA, the South Strand Sertoma, the Grand Strand Soccer Association, the SurfSide Business and Professional Association, the Better Business Bureau, and the Myrtle Beach Chamber of Commerce. Additionally, Dr. Cleary has served as an Eucharistic Minister, in a church men's group and on a church board. Dr. Cleary has served as the acting chairperson of the Directors since the group was formed.

         Dr. Jack L. Green, Jr., age 53, is a Director of the Company and the Bank. He has been a practicing orthodontist in Myrtle Beach for the past twenty years. He is a graduate of Clemson University and the Medical College of Virginia and has earned a master's degree from Fairleigh Dickenson University. Dr. Green formerly served as president of the Grand Strand Dental Society and president of the South Carolina Association of Orthodontists. Dr. Green is a former member of the advisory board for NationsBank and a member of the First Presbyterian Church.

         Michael D. Harrington, age 49, is a Director of the Company and the Bank. He is president and general manager of Harrington Construction Company, Inc., a Myrtle Beach general contracting firm organized in 1979. With over 30 years of construction experience, Mr. Harrington specializes in commercial construction in the Myrtle Beach and Grand Strand area. Originally from Sumter, South Carolina, he served six years in the United States Marine Corps Reserves immediately following high school. Presently, he serves on the Horry County Advisory Council of Junior Achievement and as a board member of Myrtle Beach Haven, a homeless shelter. Mr. Harrington served on the advisory board for United Carolina Bank for three years. In addition, he is a member of Myrtle Beach Masonic Lodge #353, Myrtle Beach Shrine Club, Omar Temple, Delta Lodge of Perfection and Myrtle Beach Elks Lodge #771.

         William Gary Horn, age 47, is the President and Chief Executive Officer of the Bank and a Director of the Company and the Bank. He received a bachelor of science degree in 1973 from Georgia Southern University. He received an advanced banking degree from the Stonier Graduate School of Banking, Rutgers University, in 1986. In addition, he attended the Georgia State University Credit School in 1977, the OMEGA Program for Commercial Lending in 1980, and the Georgia School of Banking at the University of Georgia in 1981. Mr. Horn has over twenty-one years of experience in the commercial banking industry, the last six years of which have been in community banking. From 1989 to 1992, Mr. Horn was employed by Embry National Bank, Atlanta, Georgia, as Senior Vice President and Senior Loan Officer. He was in charge of lending and implemented a loan documentation quality monitoring system. From 1993 to prior to joining the Directors, he was the Executive Vice President and Senior Loan Officer at Summerville National Bank, Summerville, South Carolina. He was responsible for managing the bank's entire loan portfolio and developing products and business for the bank. Mr. Horn is currently a member of the Chicora Rotary Club in Myrtle Beach and the Sertoma Club of Myrtle Beach.

         Dr. Joe N. Jarrett, Jr., age 47, is a Director of the Company and the Bank. He is a Board Certified Orthopaedic Surgeon. Dr. Jarrett is on the board of directors of the Tara Hall Home for Boys and is a member and past president of the Grand Strand Sertoma Club. Dr. Jarrett has been extremely active serving the medical community. He is the immediate past president of the South Carolina Orthopaedic Association and has previously served as president of the Horry County Medical Society. Dr. Jarrett is a member of the Grand Strand Regional Medical Center Board of Trustees. He received his bachelor's degree in English from Dartmouth College and his doctorate of medicine from West Virginia University.

         Richard E. Lester, age 53, is a Director of the Company and the Bank. He is a Chief Municipal Judge for the City of Myrtle Beach. In addition to his capacity as Chief Municipal Judge, Judge Lester practices real estate law. Judge Lester is also a member of the Horry County Bar Association, the South Carolina Bar Association, and the American Bar Association. He received his bachelor's degree in 1966 and his juris doctorate degree in 1969 from the University of South Carolina. He was admitted to the South Carolina Bar in 1969. From 1969 to 1973, Judge Lester was an agent with the Federal Bureau of Investigation.

         Diane W. Sammons, age 48, is a Director of the Company and the Bank. She is a native of Horry County, has owned and operated Fully's Restaurant for seven years and recently opened Droopy's Sports Bar. She was formerly a branch coordinator and commercial lending officer with South Carolina National Bank for nine years. During her employment with South Carolina National Bank, Ms. Sammons received her certificate from the American Institute of Banking and attended the South Carolina Bankers School. In 1974, Ms. Sammons was named Myrtle Beach Young Career Woman. During 1989, she served on the Myrtle Beach area Council. In the community, Ms. Sammons has been actively involved with youth athletics and children's homes. She received her bachelor's degree from the University of South Carolina, where she was an active member of the Beta Sigma Phi Sorority.

         Rick H. Seagroves, age 40, is a Director of the Company and the Bank. He is the owner and Chief Executive Officer of Inland Foods Corporation and Two Sea-Sons, Inc., which operates sixteen Burger King restaurants located in the southeast portion of South Carolina. He also owns TKS, Inc., which operates several of The Sea Store convenience store/gas stations, and is a franchisee with T.G.I. Friday's restaurant group. Mr. Seagroves serves on several local business committees including The Dunes Golf and Beach Club House Committee, The Myrtle Beach Area Chamber of Commerce Finance Committee, and The First Presbyterian Church Budget and Stewardship Committee. He also serves on the Board of Directors of The Children's Museum of South Carolina and is a member of The Grand Strand Sertoma Club. Mr. Seagroves works with several charities in the Myrtle Beach area and has been instrumental in raising special project funds for Horry County schools. He is a member of the First Presbyterian Church.

         Don J. Smith, age 46, is a Director of the Company and the Bank. He is vice president of marketing for Chicora Development, a real estate firm in the Myrtle Beach and Grand Strand areas. He is currently a member of the Planning and Development Board for the Town of Briarcliffe Acres and the King of Glory Lutheran Church. He is also a member and has served on various committees of the Myrtle Beach Chamber of Commerce. Mr. Smith has been a member of the South Carolina Association of Realtors and the Horry County Board of Realtors for 20 years and has served as a director for those organizations for one year and six years, respectively. He holds a bachelor's degree in Accounting from Western Carolina University.

         Samuel Robert Spann, Jr., age 48, is a Director of the Company and the Bank. He has served as president and CEO of Spann Inc. for the past 21 years. Spann Inc. is a large regional roofing contractor serving the eastern sectors of South Carolina and North Carolina. Mr. Spann currently serves as a member on the Board of Visitors at the Wall School of Business, Coastal Carolina University. He is also a director on the board of the National Roofing Contractors Association and has been a past president of the Carolina Roofing Association. Mr. Spann's extensive community involvement in the past includes service as president and general campaign chairman of the United Way of Horry County, as well as service on the board of directors of the Myrtle Beach Rotary Club, the Dunes Golf and Beach Club, and the Myrtle Beach area Chamber of Commerce. Mr. Spann is a graduate of Clemson University and has served proudly as an officer in the United States Air Force.

         B. Larkin Spivey, Jr., age 56, is a Director of the Company and the Bank. He has been president and general manager of Birch Canoe Campground, Inc. for the past twelve years, operating a Kampgrounds of America ("KOA") franchised camping resort with ancillary convenience store and recreational vehicle sales business. Since 1986, he has been the general partner of Spivey Limited Partnership, managing commercial real estate in Myrtle Beach and Conway, South Carolina. He served for twenty years as an officer in the United States Marine Corps, commanding various units including an infantry company in combat during the Vietnam War. Mr. Spivey is a director and recent past president of the Myrtle Beach Campground Owners Association and a past director of the Myrtle Beach area Hospitality Association. He served from 1982 to 1995 on the local advisory board of C&S National Bank and its successor, NationsBank. Mr. Spivey graduated from The Citadel with a degree in Business Administration in 1961 and received a master's degree in business administration from George Washington University in 1972. He is currently a member of the Vestry of Trinity Episcopal Church and the Cursillo of Christianity Secretariat, Diocese of South Carolina.

         James C. Yahnis, age 41, is a Director of the Company and the Bank. He is currently President of Chris Yahnis Coastal, Inc., a beer wholesaling company in Myrtle Beach. Holding the MAI designation, he is associated with The Hazin Company, a real estate appraising firm. Mr. Yahnis serves on the Board of Directors at Wachesaw Plantation. He has formerly served on various professional committees for the Appraisal Institute. He received a bachelor's degree in Economics from Davidson College and a master's degree in Real Estate from the University of Florida.

         William H. Howard, who was an organizer and original director of the Company, resigned from the Bank in July 1996.


STAGGERED BOARD OF DIRECTORS

         The Articles of Incorporation and Bylaws of the Company provide that the directors of the Company are divided into three classes, with each class containing one-third of the total number of directors, as near as is possible, so that each director serves for a term ending on the date of the third annual meeting of shareholders following the annual meeting at which such director was elected, and the term of office of one of the three classes of directors expires in each year. The initial terms of Michael Bert Anderson, Orvis Bartlett Buie, Michael D. Harrington, Diane W. Sammons, and Rick H. Seagroves expire in 1997; and those of Jack L. Green, Jr., Samuel Robert Spann, Jr., B. Larkin

Spivey, Jr., and James C. Yahnis expire in 1998; and those of Raymond E. Cleary III, William Gary Horn, Joe N. Jarrett, Jr., Richard E. Lester, and Don J. Smith expire in 1999.


ITEM 10. EXECUTIVE COMPENSATION.


         The following table shows the cash compensation paid by the Company to the Company's Chief Executive Officer for the years ended December 31, 1995 and December 31, 1996. No other executive officers of the Company or the Bank earned total annual compensation, including salary and bonus, in excess of $100,000 for the fiscal year ended December 31, 1996.


                                          SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                            -----------------------------
                                                                             OTHER ANNUAL
         NAME AND PRINCIPAL POSITION         YEAR           SALARY           COMPENSATION
         ---------------------------         ----           ------           ------------
         Raymond E. Cleary, III              1996             $0                 $0
         Chairman and
           Chief Executive Officer           1995             $0                 $0

         William Gary Horn                   1996             $103,750           $1,500(1)
         President                           1995             $0                 $0

__________________________

(1) Includes Bank provided auto and country club dues

         In April 1997, the Board of Directors intends to adopt a stock option plan whereby directors, executive officers and certain other key employees of the Company and the Bank can receive options to purchase shares of the Company's Common Stock, and, as described below, Mr. Horn will be granted stock options in accordance with the terms of his employment agreement with the Company. See "Employment Agreement." The Board will present the Stock Option Plan to the shareholders for their approval of the 1997 Annual Meeting of Shareholders.


EMPLOYMENT AGREEMENT

         William Gary Horn and the Company entered into an Employment Agreement pursuant to which Mr. Horn serves as the President and Chief Executive Officer of the Bank. In addition, Mr. Horn was elected as the President of the Company in March 1997. The Employment Agreement provided for a starting salary of $75,000 per annum until the date the subscription proceeds were released from escrow and $90,000 per annum thereafter. Mr. Horn is eligible to participate in any management incentive program of the Bank or any long-term equity incentive program and is eligible for grants of stock options, restricted stock, and other awards thereunder. In addition, on September 23, 1997 (the first anniversary of the opening date of the Bank), Mr. Horn becomes eligible to receive a cash bonus in an amount determined by the Board of Directors. On each anniversary of the opening date thereafter, Mr. Horn will be eligible to receive a cash bonus equal to 5% of the net pre-tax income of the Bank (determined in accordance with generally accepted accounting principles) if the Bank achieves certain performance levels established by the Board of Directors from time to time. Upon adoption of the Stock Option Plan, Mr. Horn will be granted an option to purchase 36,793 shares of Common Stock, exercisable at $10.00 per share. The options will vest at the rate of one-fifth per year for each of the first five anniversaries of the opening date of the Bank, subject to Mr. Horn's being employed by the Company on such date and meeting certain performance criteria. The options will have a term of ten years. Additionally, Mr. Horn participates in the Bank's retirement, welfare and other benefit programs and is entitled to a life insurance policy and reimbursement for automobile expenses, club dues, and travel and business expenses.

         The Employment Agreement provides for an initial term commencing on the date of the Employment Agreement and ending on the fifth anniversary of September 23, 1996. On the last day of the Employment Agreement and on the anniversary of such date for each year thereafter, the term of the Employment Agreement shall be automatically extended for one additional year without further action by the parties unless, prior to such last day, either party shall serve written notice upon the other of its intention that the Employment Agreement shall not be so extended.

         In addition, the Employment Agreement provides that after a change in control, Mr. Horn has the option by providing written notice to the Company within 30 days of the change in control of: (i) automatically extending the term of the Employment Agreement for a term commencing on the date of the change in control and ending on the date which is one year and six months from the date thereof or (ii) receiving, within 15 days of his notice, any sums due him under the Employment Agreement plus severance compensation payable in one lump sum payment in an amount equal to one and one-half times the Executive's then-current annual base salary. Furthermore, in the event of a change in control, the Company must remove any restrictions on outstanding incentive awards, including the options, so that all such awards vest immediately.

         For a period of two years following the date of termination, Mr. Horn may not (a) be employed in the banking business as a director, officer, or organizer, or promoter of, or consultant to, or acquire more than a 1% passive investment in, any financial institution within the Territory, (b) solicit customers of the Company or its affiliates for the purpose of providing financial services, or (c) solicit employees of the Company or its affiliates for employment. Under the Employment Agreement, "Territory" means Horry County, South Carolina.

DIRECTOR COMPENSATION

         The Company or the Bank did not pay directors' fees during the last fiscal year, and does not presently intend to pay directors' fees in the initial years of operation.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number and percentage of outstanding shares of Common Stock beneficially owned at the Record Date by (a) each executive officer of the Company, (b) each director of the Company, (c) all executive officers and directors of the Company as a group, and (d) each person or entity known to the Company to own more than 5% of the outstanding Common Stock.

                           Shares Beneficially Owned

                                                Number of
 Name                                            Shares           Percent
 ----                                            ------           -------
 Michael Bert Anderson                            14,000           1.90
 Orvis Bartlett Buie                              14,200           1.93
 Raymond E. Cleary III                            20,000           2.72
 Jack L. Green, Jr.                               14,000           1.90
 Michael D. Harrington                            14,000           1.90
 William Gary Horn(3)                              5,000           0.68
 Mary Kay Huntley                                    400            .05
 Joe N. Jarrett, Jr.                              14,000           1.90
 Richard E. Lester                                14,000           1.90
 Diane W. Sammons                                 14,000           1.90
 Rick H. Seagroves                                14,000           1.90
 Don J. Smith                                     14,000           1.90
 Samuel Robert Spann, Jr.                         14,000           1.90
 B. Larkin Spivey, Jr.                            14,000           1.90
 James C. Yahnis                                  14,000           1.90
                                                  ------           ----
          TOTAL                                  193,600          26.28%
------------------------------

(1) Information relating to the beneficial ownership of Common Stock is based upon "beneficial ownership" concepts set forth in rules of the Securities Exchange Commission under Section 13(d) of the Securities Exchange Act of 1934. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or direct the voting of each security, or "investment power," which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he has no beneficial interest. For instance, beneficial ownership includes spouses, minor children, and other relatives residing in the same household, and trusts, partnerships, corporations or deferred compensation plans which are affiliated with the principal.

(2) Percent is calculated by treating shares subject to options held by the named individual for whom the percentage is held by the named individual for whom the percentage is calculated which are exercisable within the next 60 days as if outstanding, but treating shares subject to options held by another stockholder as not outstanding.

(3) Excludes shares potentially purchasable by Mr. Horn pursuant to stock options to be granted to Mr. Horn pursuant to the Employment Agreement in the amount of 5% of the Common Stock sold in the offering.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and the Bank have banking and other transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates, including members of their families or corporations, partnerships, or other organizations in which such officers, or directors have a controlling interest, on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such transactions do not involve more than the normal risk of collectibility nor present other unfavorable features to the Company and the Bank. The Bank is subject to a limit on the aggregate amount it could lend to its and the Company's directors and officers as a group equal to its unimpaired capital and surplus (or, under a regulatory exemption available to banks with less than $100 million in deposits, twice that amount). Loans to individual directors and officers must also comply with the Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of such loan application.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

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

3.1.             Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration
                 Statement No. 33-95562 on Form S-1).

3.2.             Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-95562
                 on Form S-1).

4.1.             Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the
                 Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-
                 95562 on Form S-1).

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

10.2.            Line of Credit Note, dated April 24, 1995, by Sea Group, Ltd. to The Bankers Bank (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-95562 on Form S-1)

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

10.7.            Stock Option Plan dated as of April 30, 1997.

21.1.            Subsidiaries of the Company.  (Incorporated by reference to Exhibit 21.1 of the Company's Form 10-QSB for the quarter ended March 30, 1996).

27.1.            Financial Data Schedule (for SEC use only).

______________________
*        Denotes executive compensation contract or arrangement.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   March 19, 1997                             By:        /s/ Raymond E. Cleary III
       ---------------------                                ------------------------------------------
                                                            Raymond E. Cleary III
                                                            President and Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raymond E. Cleary III, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


 Signature                                              Title                                   Date
 ---------                                              -----                                   ----
  /s/ Michael Bert Anderson                                                                March 26, 1997
-----------------------------------                                                     ----------------------
 Michael Bert Anderson                                 Director


  /s/ Orvis Bartlett Buie                                                                  March 19, 1997
-----------------------------------                                                     ----------------------
 Orvis Bartlett Buie                                   Director


  /s/ Raymond E. Cleary III                                                                March 19, 1997
-----------------------------------                                                     ----------------------
 Raymond E. Cleary III                                President;
                                             Chief Executive Officer; and
                                                       Director

  /s/ Jack L. Green, Jr.                                                                   March 19, 1997
-----------------------------------                                                     ----------------------
 Jack L. Green, Jr.                                    Director


  /s/ Michael D. Harrington                                                                March 19, 1997
-----------------------------------                                                     ----------------------
 Michael D. Harrington                                 Director


 /s/ William Gary Horn                                                                     March 17, 1997
-----------------------------------                                                     ----------------------
 William Gary Horn                                     Director



 Signature                                              Title                                   Date
 ---------                                              -----                                   ----
  /s/ Joe N. Jarrett, Jr.                                                                  March 24, 1997
-----------------------------------                                                     ----------------------
 Joe N. Jarrett, Jr.                                   Director

  /s/ Richard E. Lester                                                                    March 19, 1997
-----------------------------------                                                     ----------------------
 Richard E. Lester                                     Director

  /s/ Diane W. Sammons                                                                     March 25, 1997
-----------------------------------                                                     ----------------------
 Diane W. Sammons                                      Director

  /s/ Rick H. Seagroves                                                                    March 19, 1997
-----------------------------------                                                     ----------------------
 Rick H. Seagroves                                     Director

  /s/ Don J. Smith                                                                         March 19, 1997
-----------------------------------                                                     ----------------------
 Don J. Smith                                          Director

-----------------------------------                                                     ----------------------
 Samuel Robert Spann, Jr.                              Director

  /s/ B. Larkin Spivey, Jr.                                                                March 19, 1997
-----------------------------------                                                     ----------------------
 B. Larkin Spivey, Jr.                                 Director

  /s/ James C. Yahnis                                                                      March 25, 1997
-----------------------------------                                                     ----------------------
 James C. Yahnis                                       Director


                     BEACH FIRST NATIONAL BANCSHARES, INC.

                          MYRTLE BEACH, SOUTH CAROLINA


                       CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                    AND FROM INCEPTION, JANUARY 15, 1995 TO
                               DECEMBER 31, 1995

                       Report of Independent Accountants



Board of Directors
Beach First National Bancshares, Inc.
Myrtle Beach, South Carolina

         We have audited the accompanying consolidated balance sheets of Beach First National Bancshares, Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1996 and for the period from January 15, 1995 to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1995, and the results of its operations and cash flows for the year ended December 31, 1996 and for the period from inception, January 15, 1995 to December 31, 1995, in conformity with generally accepted accounting principles.





FRANCIS & CO., CPAs
Atlanta, Georgia
March 1, 1997

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                          CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                                 -----------------------------
                                                                                      1996            1995
                                                                                 -------------    ------------
                                                        ASSETS
                                                        ------
       Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . .     $     672,929    $      4,639
       Federal funds sold (Note 3) . . . . . . . . . . . . . . . . . . . . .         2,560,000              --
                                                                                 -------------    ------------
          Total cash and cash equivalents  . . . . . . . . . . . . . . . . .     $   3,232,929    $      4,639
       Securities (Notes 2 & 4) available-for-sale, at market value   . . . .        5,080,830              --
       Loans, net (including loans of $70,531 to Directors) (Notes 2, 5, 6 &
          13)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,077,897              --
       Property and equipment, net (Notes 2 & 7) . . . . . . . . . . . . . .           475,205         241,125
       Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           197,146         260,665
                                                                                 -------------    ------------
          Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  10,064,007    $    506,429
                                                                                 =============    ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                         ------------------------------------
       Liabilities:
       -----------
       Deposits (Note 9)
          Non-interest bearing deposits  . . . . . . . . . . . . . . . . . .     $     383,128    $         --
          Interest bearing deposits  . . . . . . . . . . . . . . . . . . . .         2,634,528              --
                                                                                 -------------    ------------
            Total deposits . . . . . . . . . . . . . . . . . . . . . . . . .     $   3,017,656    $         --
       Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .            85,582         607,563
                                                                                 -------------    ------------
            Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . .     $   3,103,238    $    607,563
                                                                                 -------------    ------------

       Commitments and contingencies (Note 8)

       Shareholders' Equity (Note 1):
       -----------------------------
       Common Stock, $1 par value, 10,000,000 shares authorized, 735,868 and
          10 shares issued and outstanding at December 31, 1996 and 1995,
          respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     735,868    $         10
       Paid-in-capital . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,476,481              90
       Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . . .          (261,247)       (101,234)
       Unrealized gain on securities available-for-sale  . . . . . . . . . .             9,667              --
                                                                                 -------------    ------------
          Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . .     $   6,960,769    $   (101,134)
                                                                                 -------------    ------------
          Total Liabilities and Shareholdes' Equity  . . . . . . . . . . . .     $  10,064,007    $    506,429
                                                                                 =============    ============

            Refer to notes to the consolidated financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               From
                                                                                            January 15
                                                                         Year Ended          through
                                                                        December 31,       December 31,
                                                                            1996               1995
                                                                      ----------------   ----------------
             Interest Income:
               Interest and fees on loans  . . . . . . . . . . . .    $         12,467   $             --
               Interest on investment securities   . . . . . . . .              76,786                 --
               Interest on federal funds sold  . . . . . . . . . .              42,513                 --
               Interest from escrow account  . . . . . . . . . . .             182,591             22,919
                                                                      ----------------   ----------------
                  Total revenues . . . . . . . . . . . . . . . . .    $        314,357   $         22,919

             Interest Expense (Note 10):
               Interest on deposits and borrowings   . . . . . . .              41,487             13,080
                                                                      ----------------   ----------------
                  Net interest income  . . . . . . . . . . . . . .    $        272,870   $          9,839
             Provision for possible loan losses  . . . . . . . . .              16,502                 --
                                                                      ----------------   ----------------
               Net interest income after provision for possible
                  loan losses  . . . . . . . . . . . . . . . . . .    $        256,368   $          9,839
                                                                      ----------------   ----------------

             Other Income:
               Service fees on deposit accounts  . . . . . . . . .    $            509   $             --
               Gain on sale of securities  . . . . . . . . . . . .                 669                 --
               Miscellaneous other income  . . . . . . . . . . . .                 498                 --
                                                                      ----------------   ----------------
                  Total other income . . . . . . . . . . . . . . .    $          1,676   $             --
                                                                      ----------------   ----------------

             Other Expenses:
               Salary expense  . . . . . . . . . . . . . . . . . .    $        204,198   $         18,750
               Employee benefits   . . . . . . . . . . . . . . . .              34,256                 --
               Supplies and printing   . . . . . . . . . . . . . .              23,843              2,997
               Advertising and public relations  . . . . . . . . .              40,079                 --
               Professional fees   . . . . . . . . . . . . . . . .              26,178             61,122
               Depreciation and amortization   . . . . . . . . . .              26,380              1,005
               Other operating expenses (Note 11)  . . . . . . . .              63,123             27,199
                                                                      ----------------   ----------------
                  Total other expenses . . . . . . . . . . . . . .    $        418,057   $        111,073
                                                                      ----------------   ----------------

             Loss before income taxes  . . . . . . . . . . . . . .    $       (160,013)  $       (101,234)

             Income taxes (Notes 2 & 12) . . . . . . . . . . . . .                  --                 --
                                                                      ----------------   ----------------

             Net loss  . . . . . . . . . . . . . . . . . . . . . .    $       (160,013)  $       (101,234)
                                                                      ================   ================

            Refer to notes to the consolidated financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             FROM INCEPTION (JANUARY 15, 1995) TO DECEMBER 31, 1996


                                                                                           Unrealized
                                            Common Stock           Paid-in     Retained    Securities
                                      ------------------------
                                        Shares      Par Value      Capital     Earnings       Gains          Total
                                      ----------  ------------   -----------  ----------  -------------  ------------
  Balance,
    Jan. 15, 1995   . . . . . . . .           10  $         10   $        90  $       --  $          --  $        100
 Net income (loss) from inception,
    Jan. 15, 1995 to Dec. 31, 1995            --            --            --    (101,234)            --      (101,234)
                                      ----------  ------------   -----------  ----------  -------------  ------------
  Balance,
    Dec. 31, 1995   . . . . . . . .           10  $         10   $        90  $ (101,234) $          --  $   (101,134)
                                      ----------  ------------   -----------  ----------  -------------  ------------
  Sale of
    stock, 1996   . . . . . . . . .      735,858       735,858     6,476,391          --             --     7,212,249
  Net unrealized gains securities .           --            --            --          --          9,667         9,667
                                      ----------  ------------   -----------  ----------  -------------  ------------
  Net (loss), 1996  . . . . . . . .           --  $         --   $        --  $ (160,013) $          --  $   (160,013)
                                      ----------  ------------   -----------  ----------  -------------  ------------
  Balance,
    Dec. 31, 1996   . . . . . . . .      735,868  $    735,868   $ 6,476,481  $ (261,247) $       9,667  $  6,960,769
                                      ==========  ============   ===========  ==========  =============  ============

            Refer to notes to the consolidated financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FROM INCEPTION (JANUARY 15, 1995) TO DECEMBER 31, 1995
                    AND FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                        1996               1995
                                                                  ----------------   ---------------
                 Cash flows from operating activities:
                 ------------------------------------
                   Net (loss)  . . . . . . . . . . . . . . . .    $       (160,013)  $      (101,234)
                   Adjustments to reconcile net income/(loss)
                      to net cash provided by operating
                      activities:
                      Provisions for loan losses . . . . . . .              16,502                --
                      Depreciation and amortization  . . . . .              26,380             1,005
                      (Gain) on sale of securities . . . . . .                (669)               --
                      Decrease in receivables and other assets              59,126          (260,665)
                      (Decrease) in payables and other
                         liabilities . . . . . . . . . . . . .            (521,981)          131,563
                                                                  -----------------  ----------------
                 Net cash used by operating activities . . . .    $       (580,655)  $      (229,331)
                                                                  -----------------  ----------------

                 Cash flows from investing activities:
                 ------------------------------------
                   Securities available-for-sale:
                      Purchase of securities . . . . . . . . .    $     (5,572,290)  $            --
                      Sale of securities . . . . . . . . . . .             501,797                --
                      (Increase) in loans, net . . . . . . . .          (1,094,399)               --
                      Purchase of premises and equipment . . .            (256,068)         (242,130)
                                                                  -----------------  ----------------
                 Net cash used by investing activities . . . .    $     (6,420,960)  $      (242,130)
                                                                   ---------------    --------------

                 Cash flows from financing activities:
                 ------------------------------------
                   Increase in borrowings  . . . . . . . . . .    $             --   $       476,000
                   Sale of stock, net  . . . . . . . . . . . .           7,212,249               100
                   Increase in deposits  . . . . . . . . . . .           3,017,656                --
                                                                  ----------------   ---------------
                 Net cash provided by financing activities . .    $     10,229,905   $       476,100
                                                                  ----------------   ---------------
                 Net increase in cash and cash equivalents . .    $      3,228,290   $         4,639
                 Cash and cash equivalents, beginning of
                   period  . . . . . . . . . . . . . . . . . .               4,639                --
                                                                  ----------------   ---------------
                 Cash and cash equivalents, end of period  . .    $      3,232,929   $         4,639
                                                                  ================   ===============

                 Supplemental information:
                 Cash paid for:
                 -------------
                   Income taxes                                   $             --   $            --
                                                                  ================   ===============
                   Interest                                       $         46,271   $            --
                                                                  ================   ================

            Refer to notes to the consolidated financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 1 - SUMMARY OF ORGANIZATION

         Beach First National Bancshares, Inc., Myrtle Beach, South Carolina (the "Company"), was incorporated July 28, 1995 under the laws of the State of South Carolina for the purpose of operating as a bank holding company with respect to a then proposed de novo bank, Beach First National Bank, Myrtle Beach South Carolina (the "Bank").

         The Company offered its common stock for sale to the public under an initial public offering price of $10 per share. As of December 31, 1996, 735,868 shares were sold, resulting in net proceeds of $7,212,349.

         During 1996, the Company obtained regulatory approval to operate a national bank in Myrtle Beach, South Carolina. The Bank opened for business on September 23, 1996, with a total capitalization of $6.3 million. Upon the opening of the Bank, the Company ceased to exist as a "development stage enterprise" as its planned principal operations had commenced. The Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding time of receipt or payment of cash.

         Organizational Costs. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of December 31, 1996 and 1995, total organizational costs net of amortization amounted to $83,547 and $81,672, respectively.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



         Deferred Registration Costs. Deferred registration costs are deferred and incremental costs incurred by the Company in connection with the issuance of its own stock. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. In a successful offering, deferred registration costs are deducted from the Company's paid-in-capital account. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful. At December 31, 1995, deferred registration costs amounted to $138,652.

         Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") on January 15, 1995. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

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

         3. Available-for-sale securities: These are securities which are not classified as either held-to- maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

         Loans, Interest and Fee Income on Loans. Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the statement of condition. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

         Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

         Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expenses reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

         The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") on January 15, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

         In October, 1994, FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" ("SFAS 118"). SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan, rather than the methods prescribed in SFAS 114.

         Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

         Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

         Effective January 15, 1995, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").
Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

         Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



         Net (Loss) Per Share. Net loss per share for the year ended December 31, 1996 and for the period from inception, January 15, 1995 to December 31, 1995 amounted to $(.29) and $(2.18), respectively. The weighted average number of shares outstanding was calculated at 558,791 (1996) and 46,526 (1995). Information concerning the net loss per share was omitted from the face of the statements of operation because for 1995 in particular, the information is not indicative of the capital structure of the ongoing entity and could be, therefore, misleading when compared to the 1996 results.


NOTE 3 - FEDERAL FUNDS SOLD

         The Bank is required to maintain legal cash reserves computed by applying prescribed percentages to its various types of deposits. When the Bank's cash reserves are in excess of the required amount, the Bank may lend the excess to other banks on a daily basis. As of December 31, 1996, federal funds sold amounted to $2,560,000.


NOTE 4 - SECURITIES AVAILABLE-FOR-SALE

         The amortized costs and estimated market values of securities available-for-sale as of December 31, 1996 follow:

                                                                                Gross
                                                                              Unrealized
                                                                      --------------------------
                                                                                                    Estimated
                                                       Amortized                                      Market
       Description                                        Cost           Gains         Losses         Value
       -----------                                   -------------    -----------   ------------   -----------
       U.S. Treasury securities   . . . . . . . .    $   1,496,102    $     3,429   $         --   $ 1,499,531
       Agency securities  . . . . . . . . . . . .        1,923,916         10,713             --     1,934,629
       Mortgage-backed securities   . . . . . . .        1,455,314          1,227           (721)    1,455,820
       FRB stock . . . . . . . . . . . . . . . .           190,850             --             --       190,850
                                                     -------------    -----------   ------------   -----------
          Total securities  . . . . . . . . . . .    $   5,066,182    $    15,369   $       (721)  $ 5,080,830
                                                     =============    ===========   ============   ===========


         The amortized costs and estimated market values of securities available-for-sale at December 31, 1996, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995




                                                                                         Estimated
                                                                    Amortized             Market
                                                                       Cost                Value
                                                                   ----------          -------------
                     Due in one year or less . . . . . . . . .     $  1,000,457        $   1,001,875
                     Due after one through five years  . . . .        1,988,555            1,997,135
                     Due after five through ten years  . . . .          431,006              435,150
                     Mortgage backed securities  . . . . . . .        1,455,314            1,455,820
                     FRB stock (no maturity) . . . . . . . . .          190,850              190,850
                                                                   ------------        -------------
                             Total investment securities   . .     $  5,066,182        $   5,080,830
                                                                   ============        =============

         During 1996, securities sales in the amount of $501,797 yielded a gain on sales of securities in the amount of $669. As of December 31, 1996, there were no securities pledged as collateral for public funds.


NOTE 5 - LOANS

         The composition of net loans by major loan category, as of December 31, 1996, is presented below:

                                                                                December 31,
                                                                                    1996
                                                                              ----------------
                        Commercial, financial, agricultural                   $        125,000
                        Real estate - construction                                     188,210
                        Real estate - mortgage                                         681,548
                        Installment                                                     99,641
                                                                              ----------------
                        Loans, gross                                          $      1,094,399
                        Deduct:
                                Allowance for loan losses                              (16,502)
                                                                              ----------------
                        Loans, net                                            $      1,077,897
                                                                              ================

           As of December 31, 1996, all loans were accruing interest.


NOTE 6 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The allowance for possible loan losses is a valuation reserve available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



         Activity within the allowance for loan losses account for 1996 follows:

                                                                                           1996
                                                                                       ------------
                   Balance, beginning of year                                          $       - -
                   Add:  Provision for loan losses                                           16,502
                   Add:  Recoveries of previously charged off amounts                           --
                                                                                       ------------
                   Total                                                               $     16,502
                   Deduct:  Amount charged-off                                                  --
                                                                                       ------------
                   Balance, end of year                                                $     16,502
                                                                                       ============


NOTE 7 - PROPERTY AND EQUIPMENT

         Furniture and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets at December 31, 1995 and 1996 were as follows:

                                                                             December 31,
                                                                             ------------
                                                                         1996            1995
                                                                      ----------      -----------
                      Land                                            $  218,608      $   218,608
                      Furniture and equipment                            177,068           23,522
                                                                      ----------      -----------
                        Total fixed assets                            $  395,676      $   242,130
                      Deduct:
                        Accumulated depreciation                         (22,993)          (1,005)
                                                                      ----------      -----------
                        Total                                         $  372,683      $   241,125
                      Add:  Construction in progress                     102,522               --
                                                                      ----------      -----------
                        Total property and equipment                  $  475,205      $   241,125
                                                                      ==========      ===========

         Construction in progress relates to costs incurred during 1996 which were associated with the Bank's future headquarters.

         Depreciation expense for the years ended December 31, 1996 and 1995 amounted to $21,988 and $1,005, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

  Type of Asset                   Life in Years          Depreciation Method
  -------------                   -------------          -------------------

  Furniture and equipment         5 to 7                 Straight-line


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         Please refer to Note 13 concerning contracts the Company executed with the Bank's president and to Note 14 concerning financial instruments with off-balance sheet risk.

         On July 2, 1996, the Company entered into a six-year agreement with a provider of services for both data processing and computer programming. The fees charged by the provider are based on

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



both the number of items processed and on an hourly basis. During 1996, data processing expenses amounted to $5,510.

         On December 16, 1996, the Company entered into an agreement with a building contractor to construct the premises from which the Bank will operate. The contract price is $875,000. It is anticipated that the building will become operational during the second quarter of 1997.


NOTE 9 - DEPOSITS

         The following is a detail of the deposit accounts at December 31, 1996:

                                                                                 December 31,
                                                                               -----------------
                                                                                     1996
                                                                               -----------------
                      Non-interest bearing deposits                            $         383,128
                      Interest bearing deposits:
                      NOW accounts                                                       107,014
                      Money market accounts                                              166,258
                      Savings                                                          1,440,697
                      Time, less than $100,000                                           397,133
                      Time, $100,000 and over                                            523,426
                                                                               -----------------
                      Total deposits                                           $       3,017,656
                                                                               =================


NOTE 10 - INTEREST ON DEPOSITS AND BORROWINGS

         A summary of interest expense for the year ended December 31, 1996 and for period form January 15, 1995 to December 31, 1995 follows:

                                                                                   December 31,
                                                                                   ------------
                                                                          1996                     1995
                                                                     --------------          ---------------
          Interest on NOW and Super NOW accounts                     $          192          $            --
          Interest on money market accounts                                   1,786                       --
          Interest on savings accounts                                       13,554                       --
          Interest on CDs under $100,000                                      3,363                       --
          Interest on CDs $100,000 and over                                   3,859                       --
          Interest, other borrowings                                         18,733                   13,080
                                                                     --------------          ---------------
          Total interest on deposits and borrowings                  $       41,487          $        13,080
                                                                     ==============          ===============

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995




NOTE 11 - OTHER OPERATING EXPENSES

         A summary of other operating expenses for the year ended December 31, 1996 and for the period from January 15, 1995 to December 31, 1995 follows:

                                                       1996                1995
                                                    ---------           ----------
       Data processing                              $   5,510           $       --
       Occupancy expenses                              12,960                2,510
       Utilities and telephone                          8,007                1,709
       Insurance                                       14,383                3,532
       Repairs, maint. & service contracts              7,611                   --
       All other operating expenses                    14,652               19,448
                                                    ---------           ----------
       Total other operating expenses               $  63,123           $   27,199
                                                    =========           ==========


NOTE 12 - INCOME TAXES

         For the period from inception, January 15, 1995 to December 31, 1995, net (loss) for (i) financial and (ii) tax purposes amounted to $(101,234) and $(99,586), respectively. For the year ended December 31, 1996, net (loss) for
(i) financial and (ii) tax purposes amounted to $(160,013) and $(149,049), respectively. As of December 31, 1996, the Company had a net operating loss ("NOL") of $248,635 that can be utilized to reduce future taxes. The NOL expires December 31, 2011.


NOTE 13 - RELATED PARTY TRANSACTIONS

         Notes Payable. On April 24, 1995 and on October 30, 1995, the Company's organizers executed and, as a group, guaranteed loans in the amount of $217,000 and $350,000, respectively. Funds from the initial loan were used to acquire the land upon which the Bank's main office would be located. Funds from the second loan were used to fund the organizational and pre-opening stages of the Company. Both of these loans were paid-off during 1996.

         During 1995, each of thirteen organizers advanced $5,000 to the Company. These advances, which were interest-free, were repaid to the organizers during 1996.

         Employment Agreement. On August 23, 1995, the Company entered into a five-year employment agreement (the "Agreement") with the President/CEO of the Bank. The Agreement provides for an automatic, annual renewal after the initial five-year term, unless either party thereto expresses a prior written, contrary intent. The Agreement also provides for an initial annual salary of $75,000, increasing to $90,000 when escrow funds are released. A cash bonus equalling 5% of the net pre-tax income of the Bank will also be paid if the Bank achieves certain performance levels as established by the Board from time to time. Other customary benefits, including stock options, will also be provided. The Company agreed to grant the President/CEO options to purchase 36,793 shares, equalling 5% of the number of shares sold in the initial public offering. One-fifth of the options will vest annually, beginning September 23, 1997, provided however that certain performance criteria as set by the Board are met. The options can be exercised at any time during the ten years

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



following their vesting at a price of $10 per share. However, in the event of a change in control, the options may be subject to immediate vesting. Other provisions, such as non-compete and non-solicitation clauses are included in the Agreement.

         Borrowings and Deposits by Directors and Executive Officers. Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. As of December 31, 1996, loans outstanding to directors, their related interests and executive officers aggregated $70,531. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.


         A summary of loan transactions with directors, including their affiliates, and executive officers during 1996 follows:

                                                                   1996
                                                               ------------
                  Balance, beginning of year                   $         --
                  New loans                                          70,531
                  Less:  loan payments                                   --
                                                               ------------
                  Balance, end of year                         $     70,531
                                                               ============


         Deposits by directors and their related interests, at December 31, 1996, approximated $1,263,757.


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         In the ordinary course of business, and to meet the financing needs of its customers, the Company is a party to various financial instruments with off-balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1996, unfunded commitments to extend credit were $863,000. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

         At December 31, 1996, there were no commitments under letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

         The Company makes commercial, agricultural, real estate and consumer loans to individuals and businesses located in and around Horry County, South Carolina. The Company does not have a significant concentration of credit risk with any individual borrower.


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the disclosure of estimated fair values for all financial instruments, both on-and-off balance sheet assets and liabilities, whose values may be practically estimated, along with pertinent information on those financial instruments whose values may not be so estimated.

         Fair value estimates are made at a specific point in time and are based on relevant market information which is continuously changing. Because no quoted market prices exist for a significant portion of the Company's financial instruments, fair values for such instruments are based on management's assumptions with respect to future economic conditions, estimated discount rates, estimates of the amount and timing of future cash flows, expected loss experience and other factors. These estimates are subjective in nature involving uncertainties and matters of significant judgment. Therefore, they cannot be determined with precision. Note that changes in those assumptions could significantly affect the estimates. The following disclosures should not be considered a substitute for the liquidation value of the Company and its subsidiary, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance. The Company has not undertaken any steps to value any assets or liabilities that are not considered financial instruments. For example, premises, equipment, core deposits, intangibles and goodwill are not considered financial instruments.

         The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments.

         1. Cash and due from banks and interest bearing deposits with other banks: Fair value equals the carrying value of such assets.

         2. Investment securities and investment securities available-for-sale: Fair values for investment securities are based on quoted market prices.

         3. Federal funds sold and securities purchased under agreements to resell: Due to the short term nature of these assets, the carrying values of these assets approximate their fair value.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995




         4. Loans: For variable rate loans, (those repricing within six months or less) fair values are based on carrying values. Fixed rate commercial loans, other installment loans and certain real estate mortgage loans were valued using discounted cash flows. The discount rate used to determine the present value of these loans was based on interest rates currently being charged by the Company on loans comparable in credit risk and term.

         5. Off-balance sheet instruments: The Company's loan commitments are negotiated at current market rates and are relatively short-term in nature and, as a matter of policy, the Company generally makes commitments for fixed rate loans for relatively short periods of time. Therefore, the estimated value of the Company's loan commitment approximates carrying amount.

         6. Deposit liabilities: The fair values of demand deposits are, as required by SFAS 107, equal to the carrying value of such deposits. Demand deposits include non-interest bearing deposits, savings accounts, NOW accounts and money market demand accounts.

         Discounted cash flows have been used to value fixed rate term deposits and variable rate term deposits having reached an interest rate floor. The discount rate used is based on interest rates currently being offered by the Company on comparable deposits as to amount and term.

                                                                               At December 31, 1996
                                                                      ---------------------------------------
                                                                          Carrying               Estimated
                                                                           Amount                Fair Value
                                                                      -----------------        --------------
          Assets:
          -------
          Cash and due from banks                                     $         672,929        $      672,929
          Investment securities available-for-sale                            5,080,830             5,080,830
          Federal funds sold and securities purchased                         2,560,000             2,560,000
          under agreements to resell
          Loans                                                               1,077,897             1,077,897
          Liabilities:
          ------------
          Non-interest bearing deposits                                         383,128               383,128
          Interest bearing deposits                                           2,634,528             2,634,528


NOTE 16 - DIVIDENDS

         There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Bank's and the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's board of directors. The Bank is restricted in its ability to pay dividends under the national banking laws and regulations of the OCC. Generally, these restrictions require the Bank to pay dividends derived solely from net profits. Moreover, OCC prior approval is required if dividends declared in any calendar year exceed the Bank's net profit for that year combined with its retained net profits for the preceding two years.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



NOTE 17 - PARENT COMPANY FINANCIAL INFORMATION

         This information should be read in conjunction with the other notes to the consolidated financial statements.

                         Parent Company Balance Sheets

                                                                            December 31,
                                                           ----------------------------------------------
             Assets:                                                1996                       1995
             -------                                       ----------------------        ----------------
             Cash                                          $              881,496        $          4,639
             Investment in the Bank                                     6,087,096                      --
             Property and equipment                                            --                 241,125
             Other assets                                                  16,386                 260,665
                                                           ----------------------        ----------------
               Total Assets                                $            6,984,978        $        506,429
                                                           ======================        ================
             Liabilities and Shareholders' Equity:
             -------------------------------------
             Accounts payable                              $               24,209        $        131,563
             Notes payable                                                     --                 476,000
                                                                                         ----------------
               Total Liabilities                           $               24,209        $        607,563
                                                           ----------------------        ----------------
             Common stock                                  $              735,868        $             10
             Paid-in-capital                                            6,476,481                      90
             Retained deficit                                            (261,247)               (101,234)
             Unrealized gain on securities                                  9,667                      --
                                                           ----------------------        ----------------
               Total Shareholders' Equity                  $            6,960,769        $       (101,134)
                                                           ----------------------        ----------------
               Total Liabilities and                       $            6,984,978        $        506,429
                                                           ======================        ================
               Shareholders' Equity


                    Parent Company Statements of Operations

                                                                                             From
                                                                                       January 15, 1995
                                                        Year Ended                            to
                                                    December 31, 1996                  December 31, 1995
                                                  ----------------------             ---------------------
            Revenues:
            Interest income                       $              182,591             $              22,919
                                                  ----------------------             ---------------------
            Total revenues                        $              182,591             $              22,919
                                                  ----------------------             ---------------------
            Expenses:
            Interest expense                      $               10,428             $              13,080
            Depreciation and amortization                            725                             1,005
            Other expenses                                       108,881                           110,068
                                                  ----------------------             ---------------------
            Total expenses                        $              120,034             $             124,153
                                                  ----------------------             ---------------------
            Income before earnings/
            equity in undistributed
            losses of Bank                        $               62,557             $           (101,234)
            Income taxes                                                                                --
            Equity in undistributed (loss)
            of Bank Net (Loss)                    $             (160,013)            $            (101,234)
                                                  ======================             =====================

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, NORTH CAROLINA
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995




                    Parent Company Statements of Cash Flows

                                                                                                  From
                                                                                            January 15, 1995
                                                           Years Ended                             to
                                                        December 31, 1996                   December 31, 1995
                                                     -----------------------            ------------------------
      Cash flows from operating activities:
      -------------------------------------
      Net (loss)                                     $              (160,013)           $               (101,234)
      Adjustments to reconcile net income to net
      cash provided by operating activities:
        Equity in undistributed (losses) of the
        Bank                                                         222,571                                  --
      Depreciation and amortization                                      725                               1,005
      Decrease in other assets                                       243,554                            (260,665)
      (Decrease) in payables                                        (107,354)                            131,563
                                                     -----------------------            ------------------------
      Net cash provided
      by operating activities                        $               199,483            $               (229,331)
                                                     -----------------------            ------------------------
      Cash flows from investing activities:
      -------------------------------------
      (Purchase) of property and equipment           $               241,125            $               (242,130)
      Purchase of Bank stock                                      (6,300,000)                                 --
                                                     -----------------------            ------------------------
      Net cash used by investing activities          $            (6,058,875)           $               (242,130)
                                                     -----------------------            ------------------------
      Cash flows from financing activities:
      -------------------------------------
      Borrowings                                     $              (476,000)           $                476,000
      Proceeds from sale of stock, net                             7,212,249                                 100
                                                     -----------------------            ------------------------
      Net cash provided
      from financing activities                      $             6,736,249            $                476,100
                                                     -----------------------            ------------------------
      Net increase in cash
      and cash equivalents                           $               876,857            $                  4,639
      Cash and cash equivalents,
      beginning of year                                                4,639                                  --
                                                     -----------------------            ------------------------
      Cash and cash equivalents, end of year         $               881,496            $                  4,639
                                                     =======================            ========================

                               INDEX TO EXHIBITS

Exhibit
Number           Description
------           -----------
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

10.5.       Amended and Restated Escrow Agreement, dated December 1, 1995, by and among The Bankers Bank, Capital
            Investment Group, Inc., and the Company (incorporated by reference to Exhibit 10.5 of the Company's Form 10-
            KSB for the fiscal year ended December 31, 1995).

10.6.       Amendment to Employment Agreement, dated January 9, 1996, by and between the Company and William Gary Horn
            (incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB for the fiscal year ended December
            31, 1995).*

10.7.       Stock Option Plan dated as of April 30, 1997.

21.1.       Subsidiaries of the Company.  (Incorporated by reference to Exhibit 21.1 of the Company's Form 10-QSB for the quarter ended March 30, 1996).

27.1.       Financial Data Schedule (for SEC use only).

______________________
*   Denotes executive compensation contract or arrangement.