Form 10QSB
period 1997-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 1997-05-13
CIK 949228

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         -----------------------------
                                  FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997.

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934
         For the transition period from            to
                                       ------------  ------------

                          Commission File No. 33-95562

                      BEACH FIRST NATIONAL BANCSHARES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              South Carolina                      57-1030117
--------------------------------   --------------------------------------------
        (State of Incorporation)   (I.R.S. Employer Identification No.)

        1601 N. Oak Street, Suite 305 Myrtle Beach South Carolina  29577
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (803) 626-2265
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
-------------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                             Since Last Report)

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

         Common stock, $1.00 par value per share 735,868 shares issued and outstanding as of May 6, 1997.

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

                    BEACH FIRST NATIONAL BANCSHARES, INC.
                        MYRTLE BEACH, SOUTH CAROLINA
                         CONSOLIDATED BALANCE SHEETS


                                       March 31,     December 31,
                                         1997           1996
ASSETS                               (Unaudited)     (Unaudited)
------                               -----------     -----------
Cash                                 $   724,429     $   672,929
Federal funds sold                     3,080,000       2,560,000
                                      ----------      ----------
  Total cash & cash equivalents      $ 3,804,429     $ 3,232,929
Securities:
 Available-for-sale, at fair value     8,136,413       5,080,830
Loans, net                             4,030,919       1,077,897
Land, property and equipment, net        906,570         475,205
Other assets                             281,370         197,146
                                      ----------      ----------
  Total Assets                       $17,159,701     $10,064,007
                                      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Deposits
 Non-interest bearing deposits       $ 2,902,863     $   383,128
 Interest bearing deposits             7,361,521       2,634,528
                                      ----------      ----------
  Total deposits                     $10,264,384     $ 3,017,656
Other liabilities                         40,629          85,582
                                      ----------      ----------
  Total Liabilities                  $10,305,013     $ 3,103,238
                                      ----------      ----------

Commitments and contingencies

Shareholders' Equity:
Common stock, $1.00 par value,
 10,000,000 shares authorized,
 735,868 shares issued & outstanding $   735,868     $   735,868
Paid-in-capital                        6,476,481       6,476,481
Retained deficit                        (337,293)       (261,247)
Unrealized (loss) on fair value
 of securities available-for-sale        (20,368)          9,667
                                      ----------      ----------
  Total Shareholders' Equity         $ 6,854,688     $ 6,960,769
                                      ----------      ----------
  Total Liabilities and
   Shareholders' Equity              $17,159,701     $10,064,007
                                      ==========      ==========





                  Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                         For the three months
                                            ended March 31,
                                       -----------------------
                                        1997             1996
                                        ----             ----
Interest income                        $213,416       $ 35,181
Interest expense                         84,082         11,819
                                        -------        -------

Net interest income                    $129,334       $ 23,362

Provision for possible loan losses       40,500           - -
                                        -------        -------

Net interest income after provision
 for possible loan losses              $ 88,834       $ 23,362
                                        -------        -------

Other income
 Gain on sale of securities            $     42       $   - -
 Service charges                            320           - -
 Other fees                               1,468           - -
                                        -------        -------
  Total other income                   $  1,830       $   - -
                                        -------        -------

Salaries and benefits                  $100,081       $ 20,244
Depreciation                             13,828            973
Amortization                              4,397           - -
Data processing                           4,903           - -
Regulatory fees and assessments           1,613           - -
Stationery, printing and supplies         5,728            990
Other operating expenses                 36,160         12,539
                                        -------        -------
  Total operating expenses             $166,710       $ 34,746
                                        -------        -------

Net (loss) before taxes                $(76,046)      $(11,384)

Income taxes                               - -            - -
                                        -------        -------

Net (loss)                             $(76,046)      $(11,384)
                                        =======        =======





                  Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                             Three Months Ended
                                                 March 31,
                                            --------------------
                                             1997          1996
                                             ----          ----
Cash flows used by operating activities:  $  (133,419)    $(60,209)
                                           ----------      -------

Cash flows from investing activities:
Purchase of securities, AFS                (3,103,094)        - -
Purchase of fixed assets                     (445,193)        - -
(Increase) in loans                        (2,993,522)        - -
                                           ----------      -------
Net cash used in investing activities     $(6,541,809)    $   - -
                                           ----------      -------


Cash flows from financing activities:
  Proceeds from borrowings                $      - -      $116,000
  Increase in deposits                      7,246,728         - -
                                           ----------      -------
Net cash provided by
 financing activities                     $ 7,246,728     $116,000
                                           ----------      -------

Net increase in cash
 and cash equivalents                     $   571,500     $ 55,791
Cash and cash equivalents,
 beginning of period                        3,232,929        4,639
                                           ----------      -------
Cash and cash equivalents,
 end of period                            $ 3,804,429     $ 60,430
                                           ==========      =======





                  Refer to notes to the financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997



NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.


NOTE 2 - SUMMARY OF ORGANIZATION

         Beach First National Bancshares, Inc., Myrtle Beach, South Carolina (the "Company"), was incorporated July 28, 1995 under the laws of the State of South Carolina for the purpose of operating as a bank holding company with respect to a then proposed de novo bank, Beach First National Bank, Myrtle Beach, South Carolina (the "Bank").

         The Company offered its common stock for sale to the public under an initial public offering price of $10 per share. As of December 31, 1996, when the offering was terminated, 735,868 shares were sold, resulting in net proceeds of $7,212,349.

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

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


authorized the issuance of up to 10 million shares of preferred stock, issuable in series, the relative rights and preferences of which shall be designated by the Board of Directors.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Organizational Costs. In accordance with the Financial Accounting Standards Board ("FASB") Statement No. 7, the Company and the Bank capitalized all direct organizational costs that were incurred in the expectation that they would generate future revenues or otherwise be of benefit after the Bank opened for business. These capitalized costs are amortized over a sixty-month period using the straight line method. As of March 31, 1997, total organizational costs, net of amortization amounted to $79,150.

         Investment Securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115") upon incorporation on July 28, 1995. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

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

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


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

         Allowance for Possible Loan Losses. The provisions for loan losses charged to operating expenses reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged-off are added to the allowance.

         The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") upon incorporation on July 28, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


dependent loans are measured for impairment based on the fair value of the collateral.

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

         Effective upon incorporation on July 28, 1995, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

         Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one day periods.

         Net (Loss) Per Share. Information concerning net income/(loss) per share was omitted from the face of the Statement of Operations since that information is not indicative of the capital structure of the ongoing entity. Notwithstanding the above, for the quarters ended March 31, 1997 and 1996, net loss per share amounted to $(.10) and $(1,138.40), respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 33-95562) as filed with and declared effective by the Securities and Exchange Commission.

Beach First National Bancshares, Inc., Myrtle Beach, South Carolina (the "Company"), was incorporated July 28, 1995 under the laws of the State of South Carolina for the purpose of operating as a bank holding company with respect to a then proposed de novo bank, Beach First National Bank, Myrtle Beach, South Carolina (the "Bank"). The Company sold 735,868 shares of its $1.00 common stock for $7,212,349, net of expenses. The Company commenced principal operations on September 23, 1996 when the Bank opened for business.

Total consolidated assets increased by $7.1 million to $17.2 million during the three-month period ended March 31, 1997. The increase was generated primarily through a $7.2 million increase in deposits. The funds were used to increase loans by $3.1 million, investment securities by $3.0 million, federal funds sold by $520,000 and fixed assets by $430,000.


Liquidity and Sources of Capital

Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customer. The March 31, 1997 financial statements evidence a liquidity position, consisting of total cash and cash equivalents, of $3.8 million, representing 22.2% of total assets. Investment securities amounted to $8.1 million, representing 47.4% of total assets; these securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serve as a source of liquidity. For the three-month period ended March 31, 1997, total deposits increased from $3.0 million to $10.2 million, representing an annualized increase of 960%. Note, however, that the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management expects asset growth to continue at a deliberate and controllable pace during the coming months and believes capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

The Bank currently maintains a level of capitalization substantially in excess of the minimum capital requirements by the Bank's primary regulators, the OCC.


                            Bank's      Minimum required
                       March 31, 1997     by regulator
                       --------------     ------------
Leverage ratio               43.5%             4.0%
Risk weighted ratio          88.7%             8.0%


Results of Operations

Since principal banking operations only commenced on September 23, 1996, a comparison of the March 31, 1997 results (when banking operations were in progress) to those of March 31, 1996 are not meaningful. This discussion will therefore concentrate on the March 31, 1997 results.

Net loss for the three-month period ended March 31, 1997 amounted to $76,046, or $.10 per share. The following is a brief discussion of the more significant components of net income:

Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.



      Interest                         Interest
  Earning Assets/        Average        Income/      Yield/
Bearing Liabilities      Balance         Cost         Cost
-------------------      -------       --------      ------
Federal funds sold    $ 3,452,222      $ 44,011       5.10%
Securities              7,204,318       114,039       6.33%
Loans                   2,350,712        55,366       9.42%
                       ----------       -------       ----
  Total               $13,007,252      $213,416       6.56%
                       ----------       -------       ----

Deposits              $ 7,609,098      $ 84,082       4.42%
                       ----------       -------       ----

Net interest income                    $129,334
                                        =======
Net yield on earning assets                           3.98%
                                                      ====

Other income for the three-month period ended March 31, 1997 amounted to $1,830. On an annualized basis, this represents .04% of total assets. Management believes this figure is lower than it will be in future periods because, in order to attract new banking relationships, the Bank implemented an initial fee structure and charges that are low when compared to other banks but which the Bank anticipates will increase in the future.

Operating expenses for the three-month period ended March 31, 1997 amounted to $166,710. On an annualized basis, this represents 3.89% of total assets.

At December 31, 1996, the allowance for loan losses amounted to $16,502. By March 31, 1997, the allowance had grown to $57,002. Despite the increase, however, the allowance for loan losses, as a percentage of gross loans, declined from 1.50% to 1.39% during the three-month period ended March 31, 1997. Management considers the allowance for loan losses to be adequate as of March 31, 1997. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of matters to a vote of security holders

On April 30, 1997, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing five directors for three-year terms, and (b) approving the Stock Option Plan.

Each nominee for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company, with 453,248 shares voting for each nominee and 3,200 shares withholding vote out of a total 735,868 outstanding shares, The five nominees elected at the meeting were Michael Bert Anderson, Orvis Bartlett Buie, Michael
D. Harrington, Diane W. Sammons, and Rick H. Seagroves. The other directors of the Company are Raymond E. Cleary III, William Gary Horn, Joe N. Jarrett, Jr., Richard E. Lester, Don J. Smith, Jack L. Green, Jr., Samuel Robert Spann, Jr.,
B. Larkin Spivey, Jr., and James C. Yahnis. The Stock Option Plan also received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 735,868 outstanding shares of the Company, the voting was as follows: 442,338 shares voted for, 5,960 voted against, and 8,150 abstained.

Item 5. Other Information

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits

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

10.7.            Stock Option Plan dated as of April 30, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form
                 10-KSB for the fiscal year ended December 31, 1996).

21.1.            Subsidiaries of the Company.  (incorporated by reference to Exhibit 21.1 of the Company's Form 10-QSB for the
                 quarter ended March 30, 1996).

27.1.            Financial Data Schedule. (for SEC use only).

______________________
*        Denotes executive compensation contract or arrangement.

(b)  Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BEACH FIRST NATIONAL BANCSHARES, INC.


      Date:   May 13, 1997                       By:    /s/ William Gary Horn
                                                     ------------------------
                                                            William Gary Horn
                                                            President