Form 10QSB
period 1997-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 1997-08-13
CIK 949228

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------
                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934
         For the quarterly period ended June 30, 1997.

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934
         For the transition period from _______________ to _______________

                          Commission File No. 33-95562

                      BEACH FIRST NATIONAL BANCSHARES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     South Carolina                                      57-1030117
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

              1550 N. Oak Street, Myrtle Beach South Carolina 29577
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (803) 626-2265
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

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

         Common stock, $1.00 par value per share 735,868 shares issued and outstanding as of August 11, 1997.

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          Myrtle Beach, South Carolina
                           Consolidated Balance Sheets


                                                    June 30,       December 31,
                                                      1997             1996
                                                   (Unaudited)       (Audited)
                                                  ------------     ------------
ASSETS
------

Cash                                              $    937,313     $    672,929

Federal Funds Sold                                     710,000        2,560,000
                                                  ------------     ------------

     Total cash & cash equivalents                $  1,647,313     $  3,232,929

Securities:
     Available-for-sale, at fair value               8,103,023        5,080,830

Loans, net                                           6,030,704        1,077,897

Land, property & equipment, net                      1,374,385          475,205

Other assets                                           287,028          197,146
                                                  ------------     ------------

          Total assets                            $ 17,442,453     $ 10,064,007
                                                  ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits

     Non-interest bearing deposits                $  2,806,380     $    383,128

     Interest bearing deposits                       7,808,803        2,634,528
                                                  ------------     ------------

        Total deposits                            $ 10,615,183     $  3,017,656

Other liabilities                                       43,769           85,582
                                                  ------------     ------------

          Total liabilities                       $ 10,658,952     $  3,103,238
                                                  ------------     ------------


Commitments and contingencies


Shareholders' Equity:
Common stock, $1,00 par value
   10,000,000 shares authorized,
   735,868 shares issued and outstanding          $    735,868     $    735,868

Paid-in-capital                                      6,476,481        6,476,481

Retained deficit                                      (407,439)        (261,247)

Unrealized (loss) on fair value
   of securities available-for-sale                    (21,409)           9,667
                                                  ------------     ------------

     Total Shareholders' Equity                   $  6,783,501     $  6,960,769
                                                  ------------     ------------

     Total Liabilities and
       Shareholders' Equity                       $ 17,442,453     $ 10,064,007
                                                  ============     ============

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          Myrtle Beach, South Carolina
                   Unaudited Consolidated Statements of Income

                                                         For the three months
                                                             ended June 30,
                                                       -------------------------
                                                          1997            1996
                                                       ---------       ---------
Interest income                                        $ 275,528       $  67,582

Interest expense                                          96,056           8,701
                                                       ---------       ---------


Net interest income                                      179,472       $  58,881


Provision for possible loan losses                        45,000               0
                                                       ---------       ---------


Net interest income after provision for
     possible loan losses                              $ 134,472       $  58,881
                                                       ---------       ---------


Other income

     Gain on sale of securities                        $       0       $       0

     Service charges                                         679               0

     Other fees                                            9,896               0
                                                       ---------       ---------

          Total other income                           $  10,575       $       0
                                                       ---------       ---------


Salaries and benefits                                  $ 108,254       $  30,092

Depreciation                                              13,833           1,516

Amortization                                               4,397               0

Data processing                                            4,126               0

Regulatory fees and assessments                            2,534               0

Stationery, printing and supplies                         19,209             694

Other operating expenses                                  62,840          24,482
                                                       ---------       ---------

          Total expenses                               $ 215,193       $  56,784
                                                       ---------       ---------


Net (loss) before taxes                                $ (70,146)      $   2,097


Income Taxes                                                   0               0


Net (loss)                                             $ (70,146)      $   2,097
                                                       =========       =========

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          Myrtle Beach, South Carolina
                   Unaudited Consolidated Statements of Income

                                                         For the six months
                                                            ended June 30,
                                                      -------------------------
                                                         1997            1996
                                                      ---------       ---------
Interest income                                       $ 488,944       $ 102,763

Interest expense                                        180,138          20,520
                                                      ---------       ---------


Net interest income                                     308,806       $  82,243


Provision for possible loan losses                       85,500               0
                                                      ---------       ---------


Net interest income after provision for
     possible loan losses                             $ 223,306       $  82,243
                                                      ---------       ---------


Other income

     Gain on sale of securities                       $      42       $       0

     Service charges                                        999               0

     Other fees                                          11,364               0
                                                      ---------       ---------

          Total other income                          $  12,405       $       0
                                                      ---------       ---------


Salaries and benefits                                 $ 208,335       $  50,336

Depreciation                                             27,661           2,489

Amortization                                              8,794               0

Data processing                                           9,029               0

Regulatory fees and assessments                           4,147               0

Stationery, printing and supplies                        24,937           1,684

Other operating expenses                                 99,000          37,021
                                                      ---------       ---------

          Total expenses                              $ 381,903       $  91,530
                                                      ---------       ---------


Net (loss) before taxes                               $(146,192)      $  (9,287)


Income Taxes                                                  0               0


Net (loss)                                            $(146,192)      $  (9,287)
                                                      =========       =========

                         BEACH FIRST NATIONAL BANCSHARES
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         For the six months
                                                           ended June 30,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
Cash flows from operating activities:                $  (148,475)   $  (165,922)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of securities, ASF                        $(4,595,125)   $(2,002,917)
  Maturity and paydowns on
       securities, ASF                                 1,028,730             --
  Sale of securities, ASF                                496,875             --
  (Increase) in loans, net                            (5,038,307)            --
  Purchase of premises and equipment                    (926,841)       (17,727)
                                                     -----------    -----------
Net cash used by investing activities                $(9,034,668)   $(2,020,644)
                                                     -----------    -----------

Cash flows from financing activities:
  Increase in common stock                           $        --    $ 6,262,420
  Reduction in notes payable                                  --       (194,000)
  Increase in deposits                                 7,597,527             --
                                                     -----------    -----------
Net cash provided by financing activities            $ 7,597,527    $ 6,068,420
                                                     -----------    -----------

Net increase in cash and cash equivalents            $(1,585,616)   $ 3,881,854
Cash and cash equivalents, beginning of period         3,232,929          4,639
Cash and cash equivalents, end of period             $ 1,647,313    $ 3,886,493
                                                     ===========    ===========

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997

NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Form 10-KSB for the year ended December 31, 1996.

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

         During 1996, the Company obtained regulatory approval to operate a national bank in Myrtle Beach, South Carolina. The Bank opened for business on September 23, 1996, with a total capitalization of $6.3 million. Upon the opening of the Bank, the Company ceased to be considered as a "development stage enterprise" as its planned principal operations had commenced. The Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation.


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

         The Company was incorporated July 28, 1995 under the laws of the State of South Carolina for the purpose of operating as a bank holding company with respect to the Bank. The Company sold 735,868 shares of its common stock for $7,212,349, net of expenses. The Company commenced principal operations on September 23, 1996 when the Bank opened for business.

         Total consolidated assets increased by $7.4 million to $17.4 million during the six-month period ended June 30, 1997. The increase was generated primarily through a $7.6 million increase in deposits. The funds were used to increase loans by $5.0 million, investment securities by $3.0 million, and fixed assets by $899,000. Note that cash and cash equivalents declined by $1.6 million during this period.

Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1997 financial statements evidence a liquidity position, consisting of cash and cash equivalents, of $1.6 million, representing 9.4% of total assets. Investment securities amounted to $8.1 million, representing 46.5% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serve as a source of liquidity. For the six-month period ended June 30, 1997, total deposits increased from $3.0 million to $10.6 million, representing an annualized increase of 503.5%. However, this tremendous growth rate is a reflection of the fact that the Bank just opened for business on September 23, 1996, and the Company does not expect to maintain or duplicate this growth rate. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the longer term, and believes capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors, could change the Company's capital position in a relatively short period of time.

         The Bank currently maintains a level of capitalization substantially in excess of the minimum capital requirements by the Bank's primary regulator, the OCC.

                                        Bank's                Minimum required
                                    June 30, 1997               by regulator
                                    -------------               ------------
Leverage Ratio                          36.7%                        4.0%
Risk weighted ratio                     67.0%                        8.0%


Results of Operations

         Since principal banking operations only commenced on September 23, 1996, a comparison of the June 30, 1997 results (when banking operations were in progress) to those of June 30, 1996 are not meaningful. This discussion will therefore concentrate on the June 30, 1997 results.

         Net loss for the six month period ended June 30, 1997 amounted to $146,192 or $.20 per share. Net loss for the three month period ended June 30, 1997 amounted to $70,146 or $.10 per share. The following is a brief discussion of the more significant components of net income:

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following presents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

        Interest                                           Interest
     Earning Assets/                       Average          Income/       Yield/
   Bearing Liabilities                     Balance           Cost          Cost
   -------------------                   -----------      -----------     ------
Federal funds sold                       $ 2,329,669      $    61,164      5.29%
Securities                                 8,064,659          252,566      6.32%
Loans                                      3,713,662          175,214      9.51%
                                         -----------      -----------      ----
  Total                                  $14,107,990      $   488,944      6.99%
                                         -----------      -----------      ----

Federal funds purchased                  $    23,702      $       673      5.73%
Deposits                                   6,683,004          179,465      5.42%
                                         -----------      -----------      ----
  Total                                  $ 6,706,706      $   180,138      5.42%
                                         -----------      -----------      ----

Net Interest Income                                       $   308,806
                                                          ===========
Net yield on earning assets                                                4.41%
                                                                           ====

         Other income for the six month period ended June 30, 1997 amounted to $12,405. On an annualized basis, this represents .14% of total assets. Management believes this figure is lower than it will be in future periods because, in order to attract new banking relationships, the Bank implemented an initial fee structure and charges that are low when compared to other banks but which the Bank anticipates will increase in the future.

         Operating expenses for the six month period ended June 30, 1997 amounted to $381,903. On an annualized basis, this represents 4.42% of total assets.

         At December 31, 1996, the allowance for loan losses amounted to $16,502. By June 30, 1997, the allowance had grown to $102,002. The allowance for loan losses, as a percentage of gross loans, grew from 1.50% to 1.66% during the six month period ended June 30, 1997. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

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

Item 5. Other Information

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits

Exhibit
Number                     Description
-------                    -----------
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


----------------------
*        Denotes executive compensation contract or arrangement.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BEACH FIRST NATIONAL BANCSHARES, INC.


Date:  August 11, 1997              By:   /s/ William Gary Horn
      ------------------                ----------------------------------------
                                        William Gary Horn
                                           President