Form 10QSB
period 1997-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 1997-11-14
CIK 949228

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the transition period from ________________ to _______________

                        Commission file number: 33-95562
                                                --------

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

     South Carolina                                        57-1030117
     --------------                                        ----------
(State of Incorporation)                     (I.R.S Employer Identification No.)

             1550 N. Oak Street, Myrtle Beach, South Carolina 29577
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (803) 626-2265
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                  ---     ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         On October 30, 1997, 735,868 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      September 30,  December 31,
                                                          1997           1996
                                                      -------------  ------------
Assets
------
Cash and due from banks                               $  1,833,568   $    672,929
Federal funds sold                                       2,600,000      2,560,000
                                                      ------------   ------------
       Total cash & cash equivalents                  $  4,433,568   $  3,232,929
Investment securities:
       Available for sale                                9,276,308      5,080,830
Loans                                                    8,042,481      1,077,897
Premises and equipment                                   1,732,713        475,205
Other assets                                               327,612        197,146
                                                      ------------   ------------
       Total assets                                   $ 23,812,682   $ 10,064,007
                                                      ============   ============


Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
Noninterest-bearing deposits                          $  3,840,818   $    383,128
Interest-bearing deposits                               13,143,442      2,634,528
                                                      ------------   ------------
       Total deposits                                 $ 16,984,260   $  3,017,656
Other liabilities                                          116,354         85,582
                                                      ------------   ------------
       Total liabilities                              $ 17,100,614   $  3,103,238
                                                      ------------   ------------

Stockholders' equity:
Common stock, $1.00 par value; 10,000,000 shares
  Authorized; 735,868 shares issued and outstanding   $    735,868   $    735,868
Paid-in-capital                                          6,476,481      6,476,481
Retained deficit                                           (504,86)      (261,247)
Unrealized gain net - AFS investments                        4,586          9,667
                                                      ------------   ------------
       Total stockholders' equity                     $  6,712,068   $  6,960,769
                                                      ------------   ------------
    Total liabilities and stockholders' equity        $ 23,812,682   $ 10,064,007
                                                      ============   ============

See accompanying Notes to Consolidated Financial Statements.

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                  1997         1996
                                                               ---------    ---------
Interest income                                                $ 336,121    $  82,286
Interest expense                                                 135,671            0
                                                               ---------    ---------

Net interest income                                            $ 200,450    $  82,286

Provision for possible loan losses                                34,500            0
                                                               ---------    ---------

Net interest income after provision for possible loan losses   $ 165,950    $  82,286
                                                               ---------    ---------

Noninterest income:
      Service charges on deposits                              $   9,846    $       2
      Other operating income                                         908            0
      Securities gains (losses), net                               4,213            0
                                                               ---------    ---------
           Total other income                                  $  14,967    $       2
                                                               ---------    ---------

Noninterest expense:
      Salaries and employee benefits                           $ 127,301    $  78,743
      Depreciation                                                42,075        3,975
      Amortization                                                 4,397            0
      Data processing                                              5,541            0
      Regulatory fees and assessments                              3,105          698
      Stationery, printing and supplies                           14,717       11,116
      Other operating expenses                                    81,209       41,525
                                                               ---------    ---------
           Total other expenses                                $ 278,345    $ 136,057
                                                               ---------    ---------

Net loss before taxes                                          $ (97,428)   $ (53,769)

Income tax expense                                                     0            0
                                                               ---------    ---------

Net loss                                                       $ (97,428)   $ (53,769)
                                                               =========    =========

Net loss per common share                                      $    (.13)   $    (.17)
Weighted average shares outstanding                              735,868      325,577
Dividends per share                                            $       0    $       0


See accompanying Notes to Consolidated Financial Statements.

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                  1997         1996
                                                               ---------    ---------
Interest income                                                $ 825,065    $ 183,835
Interest expense                                                 315,809       19,306
                                                               ---------    ---------

Net interest income                                            $ 509,256    $ 164,529

Provision for possible loan losses                               120,000            0
                                                               ---------    ---------

Net interest income after provision for possible loan losses   $ 389,256    $ 164,529
                                                               ---------    ---------

Other income:

     Service charges on deposits                               $  10,844    $       2
     Other operating income                                       12,273            0
     Securities gains (losses), net                                4,255            0
                                                               ---------    ---------
           Total other income                                  $  27,372    $       2
                                                               ---------    ---------

Other expenses:
     Salaries and employee benefits                            $ 335,636    $ 129,079
     Depreciation                                                 69,735        6,464
     Amortization                                                 13,192            0
     Data processing                                              14,570            0
     Regulatory fees and assessments                               7,253          948
     Stationery, printing and supplies                            39,655       12,800
     Other operating expenses                                    180,207       78,296
                                                               ---------    ---------
           Total other expenses                                $ 660,248    $ 227,587
                                                               ---------    ---------

Net loss before taxes                                          $ (243,62)   $ (63,056)

Income tax expense                                             $       0    $       0
                                                               =========    =========

Net loss                                                       $ (243,62)   $ (63,056)
                                                               =========    =========

Net loss per common share                                      $    (.33)   $     (29)
Weighted average shares outstanding                              735,868      217,055
Dividends per share                                                    0            0

See accompanying Notes to Consolidated Financial Statements.

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          ----------------------------
                                                                              1997            1996
                                                                          ------------    ------------
Cash flows from operating activities:
    Net loss                                                              $    (243,62)   $    (63,056)
    Adjustments to reconcile net loss to net cash provided by
    operating activities:
         Depreciation and amortization                                          69,735           6,464
         Provision for loan losses                                             120,000               0
         Net decrease (increase) in available for sale securities               (3,042)              0
         Net decrease (increase) in other assets                              (130,466)         88,506
         Net increase (decrease) in other liabilities                           30,772        (129,060)
                                                                          ------------    ------------
    Net cash provided by operating activities                             $   (156,621)   $    (97,146)

Cash flows from investing activities:
    Purchase of investment securities available for sale                  $  (7,775,21)   $ (1,693,277)
    Proceeds from maturities of securities available for sale                1,082,702               0
    Proceeds from sales and calls of securities available for sale           2,495,000               0
    Net (interest) decrease in loans                                         (7,084,58)              0
    Purchase of fixed assets                                                 (1,327,24)        (62,387)
                                                                          ------------    ------------
Net cash provided (used) by investing activities                          $ (12,609,34)   $ (1,755,664)
                                                                          ------------    ------------

Cash flows from financing activities:
    Net increase in deposits                                              $ 13,966,604    $    280,785
    Proceeds from issuance of common stock                                           0       6,368,634
    Reduction in notes payable                                                       0        (194,000)
                                                                          ------------    ------------
Net cash provided by financing activities                                 $ 13,966,604    $  6,455,419
                                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents                      $  1,200,639    $  4,602,609
Cash and cash equivalents at beginning of period                             3,232,929           4,639
                                                                          ------------    ------------
Cash and cash equivalents at end of period                                $  4,433,568    $  4,607,248
                                                                          ============    ============

See accompanying Notes to Consolidated
Financial Statements.

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1996, included in the Company's Form 10-KSB for the year ended December 31, 1996.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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


Results of Operations

         Since principal banking operations only commenced on September 23, 1996, a comparison of the September 30, 1997 results to those of September 30, 1996 are not meaningful. This discussion will therefore concentrate on the September 30, 1997 results.

         Total consolidated assets increased by $13.7 million during the nine-month period ended September 30, 1997. This increase was generated by a $14.0 million increase in deposits. The funds were used to increase loans by $7.0 million, investment securities by $4.1 million, and fixed assets by $1.3 million. Cash and cash equivalents also increased by $1.2 million during this period. The strong growth in loans is a reflection of the fact that the bank just opened for business on September 23, 1996. The Company does not expect to maintain this growth rate in loans. The increase in fixed assets was the result of the construction of a new headquarters building for the Bank which was completed in June 1997.

         The Company experienced a net loss during the nine-month period ended September 30, 1997 of ($243,620) or ($.33) per share. Net loss for the three-month period ended September 30, 1997 amounted to ($97,428) or ($.13) per share. The following is a brief discussion of the more significant components of net income.

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following table presents the main components of interest earning assets and interest bearing liabilities.

        Interest
     Earning Assets/                       Average         Interest        Yield/
  Bearing Liabilities                      Balance       Income/Cost        Cost
-----------------------                 -----------      -----------       ------
Federal funds sold                      $ 2,194,652      $    87,985        5.36%
Securities                                8,119,154          384,537        6.33%
Loans                                     5,006,165          352,543        9.42%
                                        -----------      -----------        ----
         Total                          $15,319,971      $   825,065        7.20%
                                        -----------      -----------        ----

Federal funds purchased                 $    24,103      $     1,035        5.74%
Interest bearing deposits                 7,929,282          314,774        5.31%
                                        -----------      -----------        ----
         Total                          $ 7,953,385      $   315,809        5.31%
                                        -----------      -----------        ----

Net interest income                                      $   509,256
                                                         ===========
Net yield on earning assets                                                 4.44%
                                                                            ====


         For the nine-month period ended September 30, 1997, net interest income was $509,256. Earning assets increased to $20 million during that period which was a 128% increase over December 31, 1996 figures. The largest increase in any particular segment of earning assets occurred in loans which grew to $8.0 million at September 30, 1997 from $1.1 million at December 31, 1996. Investment securities increased to $9.3 million at September 30, 1997 from $5.1 million at December 31, 1996. Interest bearing deposits grew to $13.1 million at September 30, 1997, an increase of $10.5 million from December 31, 1996. These increases reflect the Bank's continued growth since its opening on September 23, 1996.

         Other income for the nine-month period ended September 30, 1997 amounted to $27,373. Of this total, service charges on deposit accounts was $10,844. Management believes this figure is lower than it will be in future periods because, in order to attract new banking relationships, the Bank implemented an initial fee structure and charges that are low when compared to other banks but which the Bank anticipates will increase in the future.

         Other operating expenses for the nine-month period ended September 30, 1997 was $660,248. The largest components of noninterest expense were salaries and benefits which totaled $335,636 and depreciation which was $69,735 for this period.

         At December 31, 1996, the allowance for loan losses amounted to $16,502. By September 30, 1997, the allowance for loan losses had grown to $136,502. The allowance for loan losses, as a percentage of gross loans, grew from 1.50% to 1.66% during the nine-month period ended September 30, 1997. The loan portfolio is periodically reviewed to evaluate the outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.


Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of its customers. The September 30, 1997 financial statements evidence a liquidity position, consisting of cash and cash equivalents, of $4.4 million, representing 18.6% of total assets. Investment securities amounted to $9.3 million, representing 39.0% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. The Company's ability to maintain and expand its deposit base and borrowing capabilities also serves as a source of liquidity. For the nine-month period ended September 30, 1997, total deposits increased from $3.0 million to $17.0 million, representing an annualized increase of 617.1%. However, this tremendous growth rate is a reflection of the fact that the Bank just opened for business on September 23, 1996 and the Company does not expect to maintain this growth rate in the long-term. The Company's management closely monitors and seeks to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand. Management expects asset and liability growth to continue at a rapid pace during the coming months, with the growth tapering off to a slower, more deliberate and controllable pace over the long term, and believes capital should continue to be adequate. However, no assurances can be given in this regard, as rapid growth, deterioration in loan quality and poor earnings, or a combination of these factors could change the Company's capital position in a relatively short period of time.

         The Bank currently maintains a level of capitalization substantially in excess of the minimum capital requirements of the Bank's primary regulator, the Office of the Comptroller of the Currency.

                                           Bank's ratios          Minimum required
                                        September 30, 1997          by regulator
                                        ------------------          ------------
            Leverage ratio                      29.4%                    4.0%
            Risk weighted ratio                 49.2%                    8.0%

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings.

         Not applicable.

Item 2. Changes in Securities.

         Not applicable.

Item 3. Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
Number                              Description

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


3.1. Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-95562 on Form S-1).

4.1. Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Common Stock (incorporated by reference to Exhibit 4.1 totheCompany's Registration Statement No. 33-95562 on Form S-1).

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

(b) Reports on Form 8-K.

                  There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BEACH FIRST NATIONAL BANCSHARES, INC.


Date:  November 12, 1997            By: /s/ William Gary Horn
      ---------------------            -----------------------------------------
                                          William Gary Horn
                                          President