Form 10KSB40
period 1997-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 1998-03-31
CIK 949228

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

 X     Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
---    1934

                  For the fiscal year ended December 31, 1997

                                       OR

       Transition Report under Section 13 or 15(d) of the Securities Exchange
---    Act of 1934

               For the transition period from _______ to _______

                          Commission file no. 33-95562

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  South Carolina                            57-1030117
         -------------------------------                 ----------------
          (State or Other Jurisdiction                   (I.R.S. Employer
        of Incorporation or Organization)               Identification No.)

              1550 North Oak Street
           Myrtle Beach, South Carolina                        29577
      --------------------------------------                 ----------
     (Address of Principal Executive Offices)                (Zip Code)

                                 (803) 626-2265
                       ---------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes X    No
   ---     ---

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1998, was $5,305,930. This calculation is based upon the sales price of $10.00 per share in the Company's initial public offering. There is no active trading market for the common stock and the $10.00 per share price is not indicative of present value.

       There were 735,868 shares of the Company's common stock issued and outstanding as of the record date, March 23, 1998.

       Transitional Small Business Disclosure Format. (Check one): Yes     No X
                                                                      ---    ---

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

MARKETING FOCUS

       Most of the banks in the Myrtle Beach area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Myrtle Beach area, the Directors believe that there has been a void in the community banking market in the Myrtle Beach area and believe that the Bank can successfully fill this void. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals.

       The Bank advertises through various forms of media, as well as direct mail, to target market segments and emphasizes the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition. The Directors, as long-time residents and business people in the Myrtle Beach area, have determined the credit needs of the area through personal experience and communications with their business colleagues. The Directors believe that the proposed community bank focus of the Bank is likely to succeed in this market. The Directors believe that the area reacts favorably to the Bank's emphasis on service to small businesses, individuals, and professional concerns. However, no assurances in this respect can be given.

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

       Real Estate Loans. The loans secured generally by first or second mortgages on real estate are one of the primary components of the Bank's loan portfolio. These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans (but exclude home equity loans, which are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and are more likely to be fixed in the case of shorter term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank competes for real estate loans with a number of bank competitors which are well established in the Myrtle Beach area. Most of these competitors have substantially greater resources and lending limits than the Bank. As a result, the Bank may have to charge lower interest rates to attract borrowers. See "Competition" below. The Bank may also originate loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

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

       In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act (which the Company has done) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

       The Federal Reserve Board imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "- Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends is subject to regulatory restrictions as described below in "The Bank--Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

       Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

       Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by

FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

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

       The OCC has promulgated regulations that became effective on December 13, 1990, which significantly affect the level of allowable dividend payments for national banks. The effect is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles. In this regard, the allowance for loan and lease losses are not considered an element of either "undivided profits then on hand" or "net profits." Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

       Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies (subject to veto by new state law), interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by national banks if allowed by state law. See "Recent Legislative Developments." The Company currently has no plans or agreements whereby the Bank would acquire other banks or thrifts.

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

       FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1997, the Company and the Bank were qualified as "well capitalized." See "Management's Discussion and Analysis or Plan of Operation -- Capital."

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

       Recent Legislative Developments. In the 1994 legislative session, South Carolina amended its bank holding act to allow nationwide interstate banking beginning in 1996. The Interstate Banking Act, passed by Congress in 1994, allows unrestricted interstate bank mergers, unrestricted interstate acquisition of banks by bank holding companies, and interstate de novo branching by banks if allowed by state law. In 1997, legislation was passed in North Carolina which provides that until June 1, 1999, an out-of-state bank, such as the Bank, could establish and maintain a de novo branch in North Carolina or acquire and maintain an existing branch from another bank only if the laws of the home state of the out-of-state bank contain reciprocal provisions permitting North Carolina banks to establish and maintain de novo branches or acquire branches from another bank in that state. South Carolina law does not contain such reciprocal provisions, and therefore the North Carolina legislation has the effect of prohibiting the Bank from establishing a de novo branch in North Carolina prior to June 1, 1999. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Bank cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Bank. From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

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

       Horry County is located on the Atlantic coast of the state of South Carolina. Myrtle Beach, South Carolina is located within Horry County. The Myrtle Beach area, also known as the Grand Strand, stretches from the North Carolina state line at Little River to Georgetown, South Carolina. According to the 1993 South Carolina Statistical Abstract, Myrtle Beach had an estimated population in 1990 of 24,848, and Horry County had an estimated population of 144,053. The principal component of the economy of the Myrtle Beach area is vacation, sport, and entertainment tourism. The vacation segment, which has a four-month season, attracts vacationers from along the East Coast. Area hotels, motels, condominiums, and cottages provide more than 36,000 rooms. The Myrtle Beach area also has nine privately-owned campgrounds and two publicly-owned state parks consisting of more than 7,000 sites. Convention business also has a sizeable economic impact on the Myrtle Beach area. The sports segment, which has an approximate ten-month season, attracts golfers, tennis players, and anglers. The Grand Strand has more than 85 championship golf courses. The entertainment segment is a year-round source of funds. The Grand Strand has nine live entertainment theaters, including the Alabama Theater, which has 2,200 seats and was opened by the country music supergroup Alabama. The Myrtle Beach area has experienced steady growth over the past ten years, and the Directors expect the Myrtle Beach area, as well as the service industry needed to support it, to continue to grow.

COMPETITION

       The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Myrtle Beach area and elsewhere. As of March 1998, there were fourteen commercial banks and three savings banks operating in Horry County. A number of these competitors are well established in the Myrtle Beach area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

       The Company believes that the community bank focus of the Bank, with its emphasis on service to small businesses, individuals, and professional concerns, gives it an advantage in this market.

EMPLOYEES

       As of March 15, 1998, the Company had thirteen full-time employees and one part-time employee. The Company does not have any employees other than its officers, none of whom receive any remuneration for their services to the Company.

ITEM 2. DESCRIPTION OF PROPERTY

       The principal place of business of both the Company and the Bank and the main office of the Bank is located at the corner of Oak Street and Sixteenth Avenue North in Myrtle Beach, South Carolina. The Bank's main office is a located on 0.8-acre plot of land, which was purchased for $217,000. The Company constructed a permanent banking facility of 5,000 square feet on the site at a cost of approximately $1,000,000, which was paid out of the proceeds of the Company's initial public offering. Furniture, fixtures, and equipment for the main office cost approximately $450,000. The Company believes that the facilities adequately serve the Bank's needs.

ITEM 3. LEGAL PROCEEDINGS.

       From time to time the Bank is involved in various legal proceedings which management considers to be incidental to the normal conduct of the Bank's business. The Bank is involved in one such case involving a suspected kiting operation in which the total estimated loss exposure of $625,000. Management believes that the Bank has multiple defenses and recovery options which it intends to pursue aggressively. Management has charged $62,000 to operations at December 31, 1997 for professional fees to establish a reserve for this case. Any unfavorable developments in this matter could have a material adverse effect on the short-term operating results of the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock, of which 735,868 shares, for a total of $7,358,680, were sold in the initial public offering and are outstanding as of March 23, 1998. As of March 23, 1998, the Company had 995 shareholders of record. There is no established trading market in the Common Stock, and one is not expected to develop in the near future.

       All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future. See "Item 1. Description of Business -- Dividends."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       In response to this Item, the information contained on pages 3 through 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

       In response to this Item, the information contained on pages 16 through 34 of the Company's

Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On October 1, 1997, the Company dismissed the firm of Francis & Company CPA, as the auditors of the Company effective as of that date. The decision to change accountants was approved by the board of directors of the Company.

       The reports of Francis & Company on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

       In connection with the audits of the Company's financial statements for the fiscal year ended December 31, 1996 and in the subsequent interim period, there were no disagreements with Francis & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Francis & Company, would have caused Francis & Company to make reference to the matter in their report. During the fiscal year ended December 31, 1996 and in the subsequent interim period, there were no "reportable events" to describe as specified in
Item 304(e)(1)(v) of Regulation S-B.

       A copy of the letter dated November 6, 1997 from Francis & Co. stating that such firm agrees with the above statements is filed as Exhibit 16.1 to the Current Report on Form 8-K filed by the Company on November 13, 1997.

       On October 1, 1997, the Company engaged Elliott, Davis & Company, LLP as its independent auditors for the fiscal year ending December 31, 1997, to audit the Company's financial statements. During the Company's most recent fiscal year and the subsequent interim period preceding the engagement of Elliott, Davis & Company, the Company did not consult Elliott, Davis & Company on any matter requiring disclosure under Item 304(a)(3) of Regulation S-B.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       In response to this Item, the information contained on page 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

       In response to this Item, the information contained on pages 6 through 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       In response to this Item, the information contained on pages 9 through 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In response to this Item, the information contained on page 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 is incorporated herein by reference.

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

13     Annual Report to Shareholders for the year ended December 31, 1997

16     Letter of Francis & Company, dated November 6, 1997 to the Securities and
       Exchange Commission (incorporated by reference to Exhibit 16 of the Company's Current Report on Form 8-K filed on November 13, 1997)

21.1. Subsidiaries of the Company. (incorporated by reference to Exhibit 21.1 of the Company's Form 10-QSB for the quarter ended March 30, 1996).

27.1.  Financial Data Schedule. (for SEC use only).

------------

*      Denotes executive compensation contract or arrangement.

(b)    Reports on Form 8-K

       The Company filed a Current Report on Form 8-K on November 13, 1997 to report a change in accountants.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BEACH FIRST NATIONAL BANCSHARES, INC.

Date: March 18, 1998               By: /s/ Raymond E. Cleary III
     --------------------             ------------------------------------------
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

Signature                             Title                   Date
---------                             -----                   ----


                                                       -------------------------
Michael Bert Anderson               Director


/s/ Orvis Bartlett Buie                                     March 18, 1998
-------------------------                              -------------------------
Orvis Bartlett Buie                 Director


/s/ Raymond E. Cleary III                                   March 18, 1998
-------------------------                              -------------------------
Raymond E. Cleary III               President
                             Chief Executive Officer;
                                    and Director

/s/ Vernie E. Dove                                          March 18, 1998
-------------------------                              -------------------------
Vernie E. Dove                      Director



-------------------------                              -------------------------
Jack L. Green, Jr.                  Director


/s/ Michael D. Harrington                                   March 18, 1998
-------------------------                              -------------------------
Michael D. Harrington               Director

Signature                             Title                   Date
---------                             -----                   ----


/s/ William Gary Horn                                       March 18, 1998
-------------------------                              -------------------------
William Gary Horn                   Director


/s/ Joe N. Jarrett, Jr.                                     March 18, 1998
-------------------------                              -------------------------
Joe N. Jarrett, Jr.                 Director


/s/ Richard E. Lester                                       March 18, 1998
-------------------------                              -------------------------
Richard E. Lester                   Director



-------------------------                              -------------------------
Diane W. Sammons                    Director


/s/ Rick H. Seagroves                                       March 18, 1998
-------------------------                              -------------------------
Rick H. Seagroves                   Director


-------------------------                              -------------------------
Don J. Smith                        Director



-------------------------
Samuel Robert Spann, Jr.            Director


-------------------------                              -------------------------
B. Larkin Spivey, Jr.               Director


/s/ James C. Yahnis                                         March 18, 1998
-------------------------                              -------------------------
James C. Yahnis                     Director

                                INDEX TO EXHIBITS

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

10.6. Amendment to Employment Agreement, dated January 9, 1996, by and between the Company and William Gary Horn (incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995).*

10.7 Stock Option Plan dated as of April 30, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996).

13            Annual Report to Shareholders for the year ended December 31, 1997

16            Letter of Francis & Company, dated November 6, 1997 to the
              Securities and Exchange Commission (incorporated by reference to Exhibit 16 of the Company's Current Report on Form 8-K filed on
              November 13, 1997)

21.1.         Subsidiaries of the Company. (incorporated by reference to Exhibit
              21.1 of the Company's Form 10-QSB for the quarter ended March 30,
              1996).

27.1.         Financial Data Schedule. (for SEC use only).

--------------------
*    Denotes executive compensation contract or arrangement.