Form 10QSB
period 1998-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 1998-05-15
CIK 949228

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934
         For the quarterly period ended:  March 31, 1998
                                          --------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ----------------   -----------------

                        Commission file number: 33-95562

                      BEACH FIRST NATIONAL BANCSHARES, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             South Carolina                            58-1030117
             --------------                            ----------
        (State of Incorporation)         (I.R.S. Employer Identification No.)

             1550 N. Oak Street, Myrtle Beach, South Carolina 29577
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (843) 626-2265
                            -------------------------
                           (Issuer's telephone number)

                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes    X      No
                    ---         ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         On April 30, 1998, 735,868 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,                  December 31,
                                                                  1998                1997               1997
                                                                  ----                ----               ----
                          ASSETS                               (Unaudited)         (Unaudited)
Cash and due from banks                                       $   1,327,400      $     724,429       $   1,539,044
Federal funds sold                                                2,270,000          3,080,000           1,210,000
Investment securities available for sale                         10,442,854          8,136,413          10,883,516
Loans, net                                                       13,560,326          4,030,919          11,118,604
Premises and equipment, net                                       1,590,483            906,570           1,682,316
Other assets                                                        783,313            281,370             504,764
                                                              -------------      -------------       -------------
           Total assets                                       $  29,974,376      $  17,159,701       $  26,938,244
                                                              =============      =============       =============

 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
     Noninterest bearing deposits                             $   4,191,325      $   2,902,863       $   3,974,419
     Interest bearing deposits                                   18,962,971          7,361,521          16,097,502
                                                              -------------      -------------       -------------
         Total deposits                                          23,154,295         10,264,384          20,071,921
Other liabilities                                                   136,960             40,629             155,788
                                                              -------------      -------------       -------------
         Total liabilities                                       23,291,255         10,305,013          20,227,709
                                                              =============      =============       =============

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized;           735,868            735,868             735,868
     735,868 shares issued and outstanding
Paid-in capital                                                   6,476,481          6,476,481           6,476,481
Retained deficit                                                   (547,853)          (337,293)           (507,636)
Net unrealized gain (loss) on investment securities
      available for sale, net of income taxes                        18,625            (20,368)              5,822
                                                              -------------      -------------       -------------
         Total shareholders' equity                               6,683,121          6,854,688           6,710,535
                                                              -------------      -------------       -------------
         Total liabilities and shareholders' equity           $  29,974,376      $  17,159,701       $  26,938,244
                                                              =============      =============       =============

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                              1998               1997
                                                              ----               ----
INTEREST INCOME
     Interest and fees on loans                            $ 289,825           $  55,366
     Investment securities                                   163,356             114,039
     Federal funds sold                                       16,267              44,011
                                                           ---------           ---------
         Total interest income                               469,448             213,416

INTEREST EXPENSE
     Deposits and borrowings                                 229,258              84,082
                                                           ---------           ---------
         Net interest income                                 240,190             129,334

PROVISION FOR POSSIBLE LOAN LOSSES                            35,000              40,500
                                                           ---------           ---------

         Net interest income after provision                 205,190              88,834
                                                           ---------           ---------
            for possible loan losses

NONINTEREST INCOME
     Service fees on deposit accounts                         27,875               1,068
     Other income                                              5,286                 762
                                                           ---------           ---------
         Total noninterest income                             33,161               1,830

NONINTEREST EXPENSES
     Salaries and wages                                      127,348              85,285
     Employee benefits                                        19,919              14,795
     Supplies and printing                                     7,631               5,728
     Advertising and public relations                          9,331               4,575
     Professional fees                                        19,987               7,018
     Depreciation and amortization                            48,521              18,225
     Other operating expenses                                 57,030              31,084
                                                           ---------           ---------
         Total noninterest expenses                          289,767             166,710
                                                           ---------           ---------

         Loss before income taxes                          $ (51,416)          $ (76,046)

INCOME TAX BENEFIT                                            11,200                   0
                                                           ---------           ---------

         Net loss                                          $ (40,216)          $ (76,046)
                                                           =========           =========

NET LOSS PER COMMON SHARE                                      $(.05)              $(.10)
                                                           =========           =========

WEIGHTED AVERAGE NUMBER OF                                   735,868             735,868
     COMMON SHARES OUTSTANDING                             =========           =========


                       The Company paid no cash dividends.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS)
                                   (Unaudited)



                                                         Three Months Ended March 31,
                                                         ---------------------------
                                                            1998              1997
                                                         ---------         ---------
          Net loss                                       $ (40,216)        $ (76,046)
          Other comprehensive income, net of tax
             Net change in unrealized gains on
              securities available for sale                 12,803           (30,035)
                                                         ---------         ---------
                 Total other comprehensive income           12,803           (30,035)
                                                         ---------         ---------

          Comprehensive loss                             $ (27,413)        $(106,081)
                                                         =========         =========

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                        1998               1997
                                                                        ----               ----
OPERATING ACTIVITIES
   Net loss                                                        $   (40,216)        $   (76,046)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
       Deferred income taxes                                           (11,200)                 --
       Provisions for loan losses                                       35,000              40,500
       Depreciation and amortization                                    48,521              18,225
       Loss on sale of investment securities                             1,809                 (42)
       (Increase) decrease in other assets                            (259,064)            (71,103)
       Increase (decrease) in other liabilities                        (18,829)            (44,953)
                                                                   -----------         -----------
            Net cash used in operating activities                     (243,979)           (133,419)
                                                                   -----------         -----------

INVESTING ACTIVITIES
   Purchase of investment securities                                (1,204,580)         (3,103,094)
   Maturities or calls of securities                                 1,657,988                  --
   Decrease (increase) in Federal funds sold                        (1,060,000)           (520,000)
   Increase in loans, net                                           (2,441,722)         (2,993,522)
   Purchase of premises and equipment                                   (1,725)           (445,193)
                                                                   -----------         -----------
       Net cash used in investing activities                        (3,050,039)         (7,061,809)
                                                                   ===========         ===========

FINANCING ACTIVITIES
   Increase in deposits                                              3,082,374           7,246,728
                                                                   -----------         -----------
       Net cash provided by financing activities                     3,082,374           7,246,728
                                                                   -----------         -----------

       Net (decrease) increase in cash and cash equivalents           (211,644)             51,500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     $ 1,539,044         $   672,929
                                                                   -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 1,327,400         $   724,429
                                                                   ===========         ===========

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997.

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

         The Bank is engaged in a general commercial banking business, emphasizing in its marketing the Bank's local management and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit and individual retirement accounts. The Bank also offers short- to medium-term commercial and personal loans. At March 31, 1998, the Company had approximately $30.0 million in assets, $13.6 million in loans, $23.2 million in deposits, and $6.7 million in shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration

Statement on Form S-1 (Registration Number 33-95562) as filed with and declared effective by the Securities and Exchange Commission. The Bank completed its first full year of operations in 1997 and has grown substantially since opening in October 1996. Comparisons of the Bank's results for the periods presented should be made with an understanding of the Bank's short history.

RESULTS OF OPERATIONS

EARNINGS REVIEW

         The Company's net loss was $40,216, or $0.05 per common share, for the three months ended March 31, 1998 as compared to a loss of $76,046, or $0.10 per common share, for the three months ended March 31, 1997. The 1998 totals reflect an increase in all noninterest expense categories as a result of increased staffing and costs associated with the growth of the Bank's loans and deposits. An increase in net interest income of $110,856 during the three months ended March 31, 1998 partially offset the increase in noninterest expenses. The increase in net interest income was attributable to higher average earning assets, which grew from $13.2 million during the three months ended March 31, 1997 to $25.0 million for the same period of 1998. The return on average assets for the first quarter of 1998 was (.59)% compared to (2.12)% for the same period in 1997; the return on average equity was (2.44)% for first quarter of 1998 versus (4.47)% in the same period of 1997.

         During the first quarter of 1998, net interest income increased to $240,190 from $129,334 in the first quarter of 1997. This increase in net interest income was the result of a $256,032 increase in interest income and a $145,176 increase in interest expense associated with the Bank's continued development of its deposit and loan base. The net interest spread for the first quarter was 2.27% in 1998 compared to .82% in 1997. The net interest margin was 3.90% for the first quarter of 1998 and was 3.97% in the same period of 1997.

         The provision for loan losses was $35,000 for the period ended March 31, 1998, down from $40,500 in the period ended March 31, 1997. The Company's allowance for loan losses as a percentage of its period end loans was 1.48% and 1.39% at March 31, 1998 and 1997, respectively. The Company had $73,800 in non-performing loans at March 31, 1998 and none at March 31, 1997. There were no net charge-offs in the first quarter of 1998 or 1997.

         Noninterest income for the period ended March 31, 1998 was $33,161, an increase of $31,332 over the same period of 1997. This was due primarily to an increase in service fees on deposit accounts resulting from a $12.9 million growth in deposits from March 31, 1997 to March 31, 1998.

         Noninterest expense was $289,767 for the period ended March 31, 1998, which was an increase of $123,057 over the same period of 1997. The increase in noninterest expense reflects an increase in all expense categories as a result of increased costs associated with the growth of the Bank and higher occupancy expenses resulting from the move into the new main office facility in June 1997.

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

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                     FOR THE THREE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                           MARCH 31, 1998                            MARCH 31, 1997
                                           --------------                            --------------

                                   Average        Income/      Yield/       Average         Income/     Yield/
                                   Balance        Expense       Rate        Balance         Expense      Rate
                                   -------        -------       ----        -------         -------      ----
Federal funds sold              $   1,208,556    $  16,267      5.46%    $   3,452,222     $  44,011     5.17%
Investment securities              10,405,114      163,356      6.37%        7,407,920       114,039     6.24%
Loans                              13,384,498      289,825      8.78%        2,359,490        55,366     9.52%
                                -------------    ---------               -------------     ---------
     Total earning assets       $  24,998,168    $ 469,448      7.62%    $  13,219,632     $ 213,416     6.55%
                                =============    =========               =============     =========

Interest-bearing deposits       $  17,307,863    $ 228,368      5.35%    $   5,948,332     $  84,082     5.73%
Other borrowings                       63,000          890      5.73%               --            --     0.00%
                                -------------    ---------               -------------     ---------
     Total interest-bearing     $  17,370,863    $ 229,258      5.35%    $   5,948,332     $  84,082     5.73%
                                =============    =========               =============     =========
        liabilities

Net interest spread                                             2.27%                                    0.82%
Net interest income/margin                       $ 240,190      3.90%                      $ 129,334     3.97%
                                                 =========                                 =========


         As reflected above, for the first quarter of 1998 the average yield on earning assets amounted to 7.62%, while the average cost of interest-bearing liabilities was 5.35%. For the same period of 1997, the average yield on earning assets was 6.55% and the average cost of interest-bearing liabilities was 5.73%. The increase in the yield on earning assets is attributable to a significant increase in outstanding loans which earn higher rates than other components of earning assets. This increase in loans was expected as the Bank continues to build its customer base. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 1998 was 3.90% and for 1997 was 3.97%. This decline was the result of an increase in interest-bearing deposits of $11.4 million partially offset by a decline in the rates paid from 5.73% to 5.35%. The increase in deposits was predicted since the Bank is establishing its core base of deposits which include a mix of certificates of deposit, money market accounts, savings accounts, and interest-bearing checking accounts.

         The following table presents the changes in the Company's net interest income as a result of changes in the volume and rate of its interest-earning assets and interest-bearing liabilities. The change in net interest income is primarily due to increases in the volume of both loans and deposits rather than changes in average rates.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                    ---------------------------------------------------
                                                MARCH 31, 1998 VERSUS 1997
                                    ---------------------------------------------------
                                     Volume                Rate              Net change

Federal funds sold                  $ (30,200)            $  2,456            $ (27,744)
Investment securities                  47,055                2,262               49,317
Loans                                 238,733               (4,274)             234,459
                                    ---------             --------            ---------
     Total earning assets             255,588                  444              256,032

Interest-bearing deposits             149,883               (5,597)             144,286
Other borrowings                          890                   --                  890
                                    ---------             --------            ---------
     Total interest bearing           150,773               (5,597)             145,176
                                    ---------             --------            ---------
         liabilities

Net interest income                 $ 104,815             $  6,041            $ 110,856
                                    =========             ========            =========


PROVISION FOR LOAN LOSSES

         The provision for loan losses was $35,000 for the first three months of 1998 and $40,500 for the same period of 1997. The decline was the result of management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Management seeks to determine the appropriate amount of loan loss provision for the condition of the loan portfolio by continuously assessing general loan loss risk, asset quality, current and predicted economic conditions and loan delinquencies. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

NONINTEREST INCOME

         Noninterest income increased from $1,830 in the first quarter of 1997 to $33,161 in the same period of 1998. Service fees on deposit accounts, the largest component of noninterest income, increased from $1,068 to $27,875 in 1998 as the result of an increase in deposits of $13.0 million. This growth in deposits was expected as the Bank moved into a new, more convenient facility in June 1997. By relocating to a full-service branch, the Bank was able to increase its customer base by offering more convenient banking services.

NONINTEREST EXPENSE

         Total noninterest expense increased from $166,710 for the three months ended March 31, 1997 to $289,767 for the same period in 1998. The increase in noninterest expense reflects an increase in all expense categories as a result of the growth in Bank from $17.2 million in assets at the end of the first quarter of 1997 to $30.0 million at March 31, 1998. Salaries, wages and employee benefits increased $47,187 in the first quarter of 1998 compared to the same period in 1997. Full-time equivalent employees increased to 13 at the end of March 1998 from 9 at the end of March 1997. Management does not anticipate any significant additions to staff during the next 12 months. Additional staff was hired to support the internal growth in loans and deposits. Professional fees were $19,987 during the first quarter of 1998 compared to $7,018 in the first quarter of 1997. The 1998 figure includes costs associated with the Bank's Year 2000 project and also includes a $5,000 addition to the reserve established for potential costs of collecting monies due that are related to a suspected kiting operation. (See
Part II, Item 1)

         Depreciation and amortization increased $30,296 in first quarter of 1998 compared to the first quarter of 1997. The increase was directly related to the completion of the new main office facility and the purchase of additional furniture, equipment and computer hardware and software. The increase in the category of other operating expenses to $57,030 in the first three months of 1998 from $31,084 in 1997 was principally due to an increase in operating expenses related to the new main office building and growth in data processing fees and other expenses associated with the expansion of loans and deposits.

NET LOSS PER SHARE

         Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings on Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. No dilution occurs under the treasury stock method as the exercise price of stock options equals or exceeds the market value of the stock.

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

         At March 31, 1997, the Company's investment securities portfolio was the largest component of the Company's total earning assets. However, by March 31, 1998, investment securities had declined from 53.1% of earning assets to 39.4%. Total securities averaged $10.4 million in the first quarter of 1998 compared to $7.4 million during this period in 1997. At March 31, 1998, total securities were $10.4 million and totaled $8.1 million at March 31, 1997. The Company primarily invests in U.S. Treasury securities and securities of other U.S. Government agencies.

         At March 31, 1998, short-term investments totaled $2,270,000 compared to $3,080,000 as of March 31, 1997. These funds are one source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis.

LOANS

         At March 31, 1998, net loans totaled $13.6 million, an increase of $9.5 million from March 31, 1997. The composition of the Company's loan portfolio at March 31, 1998 was as follows: commercial and commercial real estate, 60.8%; consumer, 12.0%; residential mortgage, 10.4%; and construction, 16.8%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risks inherent in concentrations of collateral.

         Average gross loans increased from $2.4 million with a yield of 9.52% in the first quarter of 1997 to $13.4 million with a yield of 8.78% in 1998. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

         Management maintains an allowance for possible loan losses which it believes is adequate to cover inherent losses in the loan portfolio. However, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for possible loan losses or that additional increases in the allowance for possible loan losses will not be required.

         The allowance for possible loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment of the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, general economic conditions, and management's assessment of potential losses.

         At March 31, 1998, the allowance for possible loan losses was $204,502, or 1.48% of outstanding loans, compared to an allowance for possible loan losses of $57,002, or 1.39% of outstanding loans, at March 31, 1997. The Bank has not charged off any loans since commencing operations in September 1996. At March 31, 1998, the Bank had $73,800 in non-accrual loans. There were no non-accrual, restructured or other non-performing loans at March 31, 1997.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Average total deposits were $20.8 million and average interest-bearing deposits were $17.3 million in the first quarter of 1998. Average total deposits were $7.5 million and average interest-bearing deposits were $5.9 million in the first quarter of 1997. Internal growth, resulting primarily from special promotions and increased customer convenience of the new main office facility, generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $19.1 million at March 31, 1998 compared to $9.0 million at March 31, 1997. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 83% at March 31, 1998, down slightly from 88% at March 31, 1997. The Company's loan-to-deposit ratio was 58.6% at March 31, 1998 versus 39.3% at March 31, 1997. The average loan-to-deposit ratio was 63.4% during the first quarter of 1998 and 30.8% during the same period of 1997.

CAPITAL

         Under the capital guidelines of the Office of the Comptroller of the Currency, the Bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized", banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholder's equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier 1 leverage ratio

(Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the Bank at March 31, 1998.







                               ANALYSIS OF CAPITAL
                             (Dollars in thousands)

                                 March 31, 1998

                                         Required                 Actual                   Excess
                                         --------                 ------                   ------
                                    Amount         %         Amount        %         Amount         %
                                    ------        ---        ------       ---        ------        ---
THE BANK:
Tier 1 risk-based capital         $    710       4.00%       $5,760      32.5%       $5,050       28.5%
Total risk-based capital             1,420       8.00%        5,964      33.6%        4,544       25.6%
Tier 1 leverage                        968       4.00%        5,760      23.8%        4,792       19.8%


         A condition of the original offering was that a minimum of 525,000 shares be subscribed to and fully paid for. There were a total of 735,868 shares sold during the offering period with gross proceeds after offering expenses of $7,212,349, and the Company used $6,300,000 of this amount to capitalize the Bank. The Company believes that this amount is sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an on-going basis. The remaining offering proceeds will be used to provide working capital, including additional capital for investment in the Bank, if needed.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Primary sources of liquidity for the Company are a stable base of deposits, scheduled repayments on the Company's loans, and interest on and maturities of its investments. All securities of the Company have been classified as available for sale. Occasionally, the Company might sell investment securities in connection with the management of its interest sensitivity gap or to manage cash availability. The Company may also utilize its cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to $3,000,000. The Company believes that its liquidity and ability to manage assets will be sufficient to meet its cash requirements over the near term.

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

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at any given time interval. Management generally attempts to maintain a balance between rate sensitive assets and liabilities to minimize the company's interest rate risks. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

         The Company generally would benefit from increasing market rates of interest when it has an asset sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. The Company currently is liability sensitive in time frames less than one year and asset sensitive after that. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

IMPACT OF INFLATION

         Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant impact on the Company's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

INDUSTRY DEVELOPMENTS

         Proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial services industry. Due to continued changes in the regulatory environment, additional legislation related to the banking industry is likely to continue. While the potential effects of legislation currently under consideration cannot be measured, the Company is unaware of any pending legislation or regulatory reform which would materially affect its financial position or operating results in the foreseeable future.

         Like many financial institutions, the Company and the Bank rely upon computers for the daily conduct of their business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Company and the Bank generally rely on software and hardware developed by independent third parties to provide the information systems used by the Company and the Bank. The Company is seeking assurances about the Year 2000 compliance with respect to the third party hardware or software system it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management believes that the Company or the Bank will incur approximately $10,000 to $15,000 in costs in connection with the year 2000 issue. Nevertheless, there can be no assurances that all hardware and software that either the Company or the Bank uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company or the Bank will incur to respond to any Year 2000 issues. Further, the business of many of the Bank's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Bank's customers in solving Year 2000 issues could negatively affect such customer's ability to repay any loans which the Bank may have extended. Therefore, even if the Company and the Bank do not incur significant direct costs in connection with responding to the year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Bank's business, financial condition and results of operation.



                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings.

         From time to time the Bank is involved in various legal proceedings which management considers to be incidental to the normal conduct of the Bank's business. The Bank is involved in one such case involving a suspected kiting operation in which the total estimated loss exposure of $625,000. Management believes that the Bank has multiple defenses and recovery options which it intends to pursue aggressively. Management has charged $62,000 to operations at December 31, 1997 (and another $5,000 at March 31, 1998) for professional fees to establish a reserve for this case. Any unfavorable developments in this matter could have a material adverse effect on the short-term operating results of the Bank.

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

13                Annual Report to Shareholders for the year ended December 31,
                  1997 (Incorporated by reference to Exhibit 13 to the Companys
                  10-K for the year ended December 31, 1997.)

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

                                        BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   May 12, 1998                    By:   /s/ William Gary Horn
       -------------------                  -----------------------
                                                 William Gary Horn
                                                 President