Form 10-Q
period 1998-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 1998-08-14
CIK 949228

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 1998
                                         -------------

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from --------------- to -----------------

                        Commission file number: 33-95562
                                               ---------

                      BEACH FIRST NATIONAL BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      South Carolina                                  58-1030117
  ------------------------               ------------------------------------
  (State of Incorporation)               (I.R.S. Employer Identification No.)

             1550 N. Oak Street, Myrtle Beach, South Carolina 29577
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (843) 626-2265
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
        -----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

         On July 31, 1998, 735,868 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Unaudited)


                                                                         June 30,                  December 31,
                                                                  1998            1997                 1997
                                                              -----------      -----------         -----------
          ASSETS
Cash and due from banks                                       $   844,375       $  937,313         $ 1,539,044
Federal funds sold                                              2,080,000          710,000           1,210,000
Investment securities available for sale                       10,866,728        8,103,023          10,883,516
Loans, net                                                     15,266,662        6,030,704          11,118,604
Premises and equipment, net                                     1,552,852        1,374,385           1,682,316
Other assets                                                      975,042          287,028             504,764
                                                              -----------      -----------         -----------
      Total assets                                            $31,585,659      $17,442,453         $26,938,244
                                                              ===========      ===========         ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

Deposits
   Non-interest bearing deposits                              $ 4,052,163      $ 2,806,380         $ 3,974,419
   Interest bearing deposits                                   20,576,209        7,808,803          16,097,502
                                                              -----------      -----------         -----------
     Total deposits                                            24,628,372       10,615,183          20,071,921
Other liabilities                                                 308,920           43,769             155,788
                                                              -----------      -----------         -----------
     Total liabilities                                         24,937,292       10,658,952          20,227,709
                                                              -----------      -----------         -----------


SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000
   shares authorized; 735,868 shares issued                       735,868          735,868             735,868
   and outstanding
Paid-in capital                                                 6,476,481        6,476,481           6,476,481
Retained deficit                                                 (587,151)        (407,439)           (507,636)
   Net unrealized gain (loss) on investment securities
   available for sale, net of income taxes                         23,169          (21,409)              5,822
                                                              -----------      -----------         -----------
     Total shareholders' equity                                 6,648,367        6,783,501           6,710,535
                                                              -----------      -----------         -----------
     Total liabilities and shareholders' equity               $31,585,659      $17,442,453         $26,938,244
                                                              ===========      ===========         ===========



  The accompanying notes are an integral part of these consolidated financial statements.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                       --------                     --------
                                                                  1998          1997          1998            1997
                                                                --------      --------     ----------       --------
  INTEREST INCOME
     Interest and fees on loans                                 $332,024      $119,848     $  621,850      $ 175,214
     Investment securities                                       166,278       138,527        329,633        252,567
     Federal funds sold                                           32,501        17,152         48,768         61,163
                                                                --------      --------     ----------      ---------
            Total interest income                                530,803       275,527      1,000,251        488,944

  INTEREST EXPENSE
     Deposits and borrowings                                     267,640        96,056        496,898        180,138
                                                                --------      --------     ----------      ---------
            Net interest income                                  263,163       179,471        503,353        308,806

  PROVISION FOR POSSIBLE LOAN LOSSES                              30,000        45,000         65,000         85,500
                                                                --------      --------     ----------      ---------

            Net interest income after provision
               for possible loan losses                          233,163       134,471        438,353        223,306
                                                                --------      --------     ----------      ---------

  NONINTEREST INCOME
     Service fees on deposit accounts                             37,270         3,011         65,145          4,079
     Other income                                                  4,951         7,564         10,237          8,326
                                                                --------      --------     ----------      ---------
           Total noninterest income                               42,221        10,575         75,382         12,405

  NONINTEREST EXPENSES
     Salaries and wages                                          130,659        90,881        258,007        176,166
     Employee benefits                                            22,019        17,373         41,938         32,169
     Supplies and printing                                        11,763         4,183         19,394         24,937
     Advertising and public relations                              7,321        19,095         16,652         23,670
     Professional fees                                            40,621        13,987         60,608         21,004
     Depreciation and amortization                                48,546        11,486         97,067         30,311
     Other operating expenses                                     63,553        58,187        120,583         73,646
                                                                --------      --------     ----------      ---------
            Total noninterest expenses                           324,482       215,192        614,249        381,903
                                                                --------      --------     ----------      ---------

            Loss before income taxes                             (49,098)      (70,146)      (100,514)      (146,192)

  INCOME TAX BENEFIT                                               9,800             0         21,000              0
                                                                --------      --------     ----------      ---------
            Net loss                                            $(39,298)     $(70,146)    $  (79,514)     $(146,192)
                                                                ========      =========    ==========      =========

  NET LOSS PER COMMON SHARE                                     $   (.05)     $   (.10)    $     (.11)     $    (.20)
                                                                ========      ========     ==========      =========
  The Company paid no cash dividends during these
  periods.

  WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                                  735,868       735,868        735,868        735,868
                                                                ========      ========     ==========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS)
                                   (Unaudited)


                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                      --------------------------  -----------------------
                                                          1998            1997       1998          1997
                                                      -----------     ----------  ---------   -----------
  Net loss                                            $   (39,298)    $  (70,146) $ (79,514)  $  (146,192)

  Other comprehensive income, net of tax
     Net change in unrealized gains (losses) on
        securities available for sale                       4,544         (1,041)    17,347       (31,076)
                                                      -----------     ----------- ---------   -----------

             Total other comprehensive income               4,544         (1,041)    17,347       (31,076)
                                                      -----------     ----------  ---------   -----------

  Comprehensive loss                                  $   (34,754)    $  (71,187) $ (62,167)  $  (177,268)
                                                      ============    =========== =========   ===========

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                      1998               1997
                                                                                    --------          ----------
OPERATING ACTIVITIES
   Net loss                                                                       $  (79,514)        $ (146,192)
   Adjustments to reconcile net loss to net cash used in
        Operating activities:
        Deferred income taxes                                                        (21,000)                  -
        Provisions for loan losses                                                    65,000             85,500
        Depreciation and amortization                                                 97,067             30,311
        Loss on sale of investment securities                                          4,491                  -
       (Increase) decrease in other assets                                          (493,542)          (161,781)
        Increase (decrease) in other liabilities                                     153,132            (41,813)
                                                                                  ----------         ----------
           Net cash used in operating activities                                    (274,366)          (233,975)
                                                                                  ----------         ----------

INVESTING ACTIVITIES
   Purchase of investment securities                                              (3,925,433)        (4,595,125)
   Maturities or calls of securities                                               3,969,067          1,525,605
   Decrease (increase) in Federal funds sold                                        (870,000)         1,850,000
   Increase in loans, net                                                         (4,148,058)        (4,952,807)
   Purchase of premises and equipment                                                 (2,330)          (926,841)
                                                                                  -----------        -----------
        Net cash used in investing activities                                     (4,976,754)        (7,099,168)
                                                                                  -----------        -----------

FINANCING ACTIVITIES
   Increase in deposits                                                            4,556,451          7,597,527
                                                                                  ----------         ----------
          Net cash provided by financing activities                                4,556,451          7,597,527
                                                                                  ----------         ----------

          Net change in cash and cash equivalents                                   (694,669)           264,384

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                       1,539,044            672,929
                                                                                  ----------         ----------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                         $  844,375         $  937,313
                                                                                  ==========         ==========

CASH PAID FOR
    Interest                                                                      $  494,848         $  169,620
                                                                                  ----------         ----------
    Income taxes                                                                           0                  0

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

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

         During 1996, the Company obtained regulatory approval to operate the Bank, and the Bank opened for business on September 23, 1996, with a total capitalization of $6.3 million. Upon the opening of the Bank, the Company ceased to be considered as a "development stage enterprise" as its planned principal operations had commenced. The Bank's deposits are each insured up to $100,000 by the Federal Deposit Insurance Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 33-95562) as filed with and declared effective by the Securities and Exchange Commission. The Bank completed it first full year of operations in 1997 and has grown substantially since opening in September 1996. Comparisons of the Bank's results for the periods presented should be made with an understanding of the Bank's short history.

RESULTS OF OPERATIONS

EARNINGS REVIEW

         The Company's net loss was $79,514, or $0.11 per share, for the six months ended June 30, 1998 as compared to a loss of $146,192, or $0.20 per share, for the six months ended June 30, 1997. The Company's net loss was $39,298, or $0.05 per share, for the three months ended June 30, 1998 as compared to a loss of $70,146, or $0.10 per share, for the three months ended June 30, 1997. The improvement in net income reflects the Bank's continued growth, as average earning assets increased from $13.8 million during the six months ended June 30, 1997 to $26.2 million for the same period of 1998. The return on average assets for the first six months of 1998 was (.55)% compared to (1.87)% for the same period in 1997; the return on average equity was (2.40)% for first six months of 1998 versus (4.29%) in the same period of 1997.

         During the first half of 1998, net interest income increased to $503,353 from $308,806 in the first half of 1997. This increase in net interest income was the result of a $511,307 increase in interest income and a $316,760 increase in interest expense associated with the Bank's continued development of its deposit and loan base. For the three months ended June 30, 1998, net interest income increased to $263,163 from $179,471 over the comparable period in 1997. The net interest spread for the first six months of 1998 was 2.26% compared to 1.71% during the comparable period in 1997 . The net interest margin was 3.87% for the first six months of 1998 and was 4.50% in the same period of 1997.

         The provision for loan losses was $65,000 for the six month period and $30,000 for the three month period ended June 30, 1998, down from $85,500 and $45,000 for the six month and three month periods ended June 30, 1997. The Company's allowance for loan losses as a percentage of its period end loans was 1.10% and 1.66% at June 30, 1998 and 1997 respectively. The Company had no non-performing loans at June 30, 1998 or 1997. Net charge-offs totaled $64,623 for the first six months of 1998. There were no net charge-offs in the same period of 1997.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

         Non-interest income for the six month period ended June 30, 1998 was $75,382, an increase of $62,977 over the same period of 1997. The was due primarily to an increase in service fees on deposit accounts resulting from a $14.0 million growth in deposits from June 30, 1997 to June 30, 1998.

         Non-interest expense was $614,249 for the six month period ended June 30, 1998, which was an increase of $232,346 over the same period of 1997. The increase in non-interest expense reflects increased costs associated with the growth of the Bank, legal fees related to a suspected kiting operation, and higher occupancy expenses resulting from the move into the new main office facility in June 1997.

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

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES


                                     FOR THE SIX MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                          JUNE 30, 1998                                JUNE 30, 1997
                            -----------------------------------------    ------------------------------------------

                                Average           Income        Yield/       Average           Income/       Yield/
                                Balance          Expense         Rate        Balance           Expense        Rate
                            --------------   --------------     -----    -------------      ------------     ------
Federal funds sold          $    1,775,967   $       48,768      5.54%    $  2,329,669      $     61,163      5.29%
Investment securities           10,584,066          329,633      6.28%       7,785,704           252,567      6.54%
Loans                           13,888,055          621,850      9.03%       3,726,038           175,214      9.48%
                            --------------   --------------     -----    -------------      ------------      ----
   Total earning assets     $   26,248,088   $    1,000,251      7.68%    $ 13,841,411      $    488,944      7.12%
                            ==============   ==============     =====    =============      ============      ====


Interest-bearing deposits   $   18,374,861   $      489,219      5.37%    $  6,683,004      $    179,465      5.42%
Other borrowings                   103,631            7,679     14.94%          23,702               673      5.73%
                            --------------   --------------     -----    -------------      ------------      ----
     Total Interest-
       bearing liabilities  $   18,478,492   $      496,898      5.42%    $  6,706,706      $    180,138      5.42%
                            ==============   ==============     =====    =============      ============      ====

Net interest spread                                              2.26%                                        1.71%
Net interest income/margin                   $      503,353      3.87%                      $    308,806      4.50%
                                             ==============     =====                       ============      ====


         As reflected above, for the first half of 1998 the average yield on earning assets amounted to 7.68%, while the average cost of interest-bearing liabilities was 5.42%. For the same period of 1997, the average yield on earning assets was 7.12% and the average cost of interest-bearing liabilities was 5.42%. The increase in the yield on earning assets is attributable to a significant increase in outstanding

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

loans which earn higher rates than other components of earning assets. This increase in loans was expected as the Bank continues to build its customer base. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the six month period ended June 30, 1998 was 3.87% and for 1997 was 4.50%. This decline was the result of an increase in interest-bearing deposits of $11.7 million partially offset by a decline in the rates paid from 5.42% to 5.37%. The increase in deposits was predicted since the Bank is establishing its core base of deposits, which includes a mix of certificates of deposit, money market accounts, savings accounts, and interest-bearing checking accounts.

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

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                      -------------------------------------------
                                      Six Months Ended June 30, 1998 versus 1997
                                      -------------------------------------------
                                        Volume           Rate          Net change
                                      ----------      ---------       -----------
Federal funds sold                    $ (15,205)      $   2,810       $ (12,395)
Investment securities                    87,152         (10,086)         77,066
Loans                                   455,012          (8,376)        446,636
                                      ---------       ---------       ---------
   Total earning assets                 526,959         (15,652)        511,307

Interest-bearing deposits               311,288          (1,534)        309,754
Other borrowings                          5,923           1,083           7,006
                                      ---------       ---------       ---------
   Total interest-bearing
       Liabilities                      317,211            (451)        316,760
                                      ---------       ---------       ---------

Net interest income                   $ 209,748       $ (15,201)      $ 194,547
                                      =========       =========       =========

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $65,000 for the first six months of 1998 and $85,500 for the same period of 1997. The decline was the result of management's assessment of the adequacy of the reserve for possible loans losses given the size, mix and quality of the current loan portfolio. Management seeks to determine the appropriate amount of loan loss provision for the condition of the loan portfolio by continuously assessing general loan loss risk, asset quality, current and predicted economic conditions and loan delinquencies. However, management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Thus, there is a risk that charge-offs in future periods may exceed the allowance for loan losses or that additional increases in the loan loss allowance will be required.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

NONINTEREST INCOME

         Noninterest income increased from $12,405 in the first six months of 1997 to $75,382 in the same period of 1998, and from $10,575 in the three months ended June 30, 1997 to $42,221 in the same period of 1998. Service fees on deposit accounts, the largest component of noninterest income, increased from $4,079 to $65,145 over the first six month in 1998 as the result of an increase in deposits of $14.0 million. This growth in deposits was expected as the Bank moved into a new, more convenient facility in June 1997. By relocating to a full-service branch, the Bank was able to increase its customer base by offering more convenient banking services.

NONINTEREST EXPENSE

         Total noninterest expense increased from $381,903 for the six months ended June 30, 1997 to $614,249 for the same period in 1998, and from $215,192 for the three months ended June 30, 1997 to $324,482 in the same period of 1998. The increase in non-interest expense reflects an increase in most expense categories as a result of the Company's growth from $17.4 million in assets at the end of the June 1997 to $31.6 million at June 30, 1998. Salaries and wages expense increased by $81,841 during the six months and $39,778 during the three months ended June 30, 1998 compared to the same periods in 1997, and employee benefits increased by $9,769 and $4,646 during these periods. These increases reflected an increase in the number of full-time equivalent employees to 16 at the end of June 1998 from 13 at the end of June 1997, as the Company added additional staff to support its growth in loans and deposits. Management does not anticipate any significant additions to staff during the next 12 months. Professional fees were $60,608 during the six months ended and $40,621 during the three months ended June 30, 1998, compared to $21,004 and $13,987 during the comparable periods of 1997. The 1998 figures include costs associated with the Bank's Year 2000 project and also includes a $20,000 addition (during the six month period) to the reserve established for potential costs of collecting monies due that are related to a suspected kiting operation. (See Part II, Item
1)

         Depreciation and amortization increased $66,756 during the six months ended June 30, 1998 compared to the same period of 1997, and increased $37,060 during the three month period ended June 30, 1998 compared to the same period of 1997. The increase was directly related to the completion of the new main office facility and the purchase of additional furniture, equipment and computer hardware and software. The increase in the category of other operating expenses to $120,583 in the six month period ended June 30, 1998 from $73,646 in 1997 was principally due to an increase in operating expenses related to the new main office building and growth in data processing fees and other expenses associated with the expansion of loan and deposits.

NET LOSS PER SHARE

         Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings on Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. No dilution occurs under the treasury stock method as the exercise price of stock options equals or exceed the market value of the stock.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

         At June 30, 1997, the Company's investment securities portfolio was the largest component of the Company's total earning assets. However, by June 30, 1998, investment securities had declined from 56.3% of average earning assets to 40.3%. Total securities averaged $10.6 million in the first six months of 1998 compared to $7.8 million during this period in 1997. At June 30, 1998, total securities were $10.9 million and totaled $8.1 million at June 30, 1997. The Company primarily invests in U.S. Treasury securities and securities of other U.S. Government agencies.

         At June 30, 1998, short-term investments totaled $2,080,000 compared to $710,000 as of June 30, 1997. These funds are one source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis.

LOANS

         At June 30, 1998, net loans totaled $15.3 million, an increase of $9.2 million from June 30, 1997. The composition of the Company's loan portfolio at June 30, 1998 was as follows: commercial and commercial real estate, 63.3%; consumer, 12.3%; residential mortgage; 15.4%; and construction, 9.0%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risks inherent in concentrations of collateral.

         Average gross loans increased from $3.7 million with a yield of 9.48% in the first half of 1997 to $13.9 million with a yield of 9.03% in 1998. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

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

         The allowance for possible loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, general economic conditions and management's assessment of potential losses.

         At June 30, 1998, the allowance for possible loan losses was $169,878 or 1.10% of

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

outstanding loans compared to an allowance for possible loans losses of $102,002 or 1.66% of outstanding loans at June 30, 1997. Net charge-offs totaled $64,623 for the first six months of 1998. There were no net charge-offs in the same period of 1998. There were no non-accrual, restructured or other non-performing loans at June 30, 1998 or 1997.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Average total deposits were $22.2 million and average interest-bearing deposits were $18.4 million in the first half of 1998. Average total deposits were $8.6 million and average interest-bearing deposits were $6.7 million in the first half of 1997. Internal growth, resulting primarily from special promotions and increased customer convenience of the new main office facility, generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $20.1 million at June 30, 1998 compared to $9.1 million at June 30, 1997. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 82% at June 30, 1998, down slightly from 86% at June 30, 1997. The Company's loan-to-deposit ratio was 62.9% at June 30, 1998 versus 57.9% at June 30, 1997. The average loan-to-deposit ratio was 62.6% during the first half of 1998 and 43.3% during the same period of 1997.

CAPITAL

         Under the capital guidelines of the Office of the Comptroller of the Currency, the Bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier I capital. To be considered "well-capitalized", banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier I capital. Tier I capital consists of common shareholder's equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier I leverage ratio (Tier I capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier I leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the Bank at June 30, 1998.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

                               ANALYSIS OF CAPITAL
                             (Amounts in thousands)
                                  June 30, 1998


                                      Required                  Actual                     Excess
                                 -----------------         -----------------          -----------------
The Bank:                        Amount        %           Amount        %            Amount         %
---------                        ------      -----         ------      -----          ------      -----
The Bank:
Tier 1 risk-based capital           758       4.00%        5,680       30.0%          4,922       26.0%
Total risk-based capital          1,517       8.00%        5,850       30.9%          4,333       22.9%
Tier I leverage                   1,189       4.00%        5,680       19.1%          4,491       15.1%


         A condition of the original offering was that a minimum of 525,000 shares be subscribed to and fully paid for. There were a total of 735,868 shares sold during the offering period with gross proceeds after offering expenses of $7,212,349 and the Company used $6,300,000 of this amount to capitalize the Bank. The Company believes that this amount is sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an on-going basis. The remaining offering proceeds will be used to provide working capital, including additional capital for investment in the Bank, if needed.

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

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at any given time interval. Management generally attempts to

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

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

         Like many financial institutions, the Company and the Bank rely upon computers for the daily conduct of their business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Company and the Bank generally rely on software and hardware developed by independent third parties to provide the information systems used by the Company and the Bank. The Company is seeking assurances about the Year 2000 compliance with respect to the third party hardware or software system it uses, and the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company or the Bank will incur significant costs in connection with the year 2000 issue. Nevertheless, there can be no assurances that all hardware and software that either the Company or the Bank uses will be Year 2000

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB 130), was issued, and established standards for reporting and displaying comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. Accordingly, the Consolidated Statements of Comprehensive Income (Loss) have been included in the financial statements.

         In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 requires that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments ere determined and other items. The Statement is effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that adoption of SFAS 131 will have a material effect on its financial statements.

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities." All derivatives are to be measured as fair value and recognized in the statement of financial position as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

         In April 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supersedes the disclosure requirements in SFAS 87, "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will not have an impact on the financial statements of the Company due to the disclosure only requirements.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

         In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company does not anticipate that adoption of SOP 98-1 will have a material effect on its financial statements.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         From time to time the Bank is involved in various legal proceedings which management considers to be incidental to the normal conduct of the Bank's business. The Bank is involved in one such case involving a suspected kiting operation in which the total estimated loss exposure of $625,000. Management believes that the Bank has multiple defenses and recovery options which it intends to pursue aggressively. Management has charged $62,000 to operations at December 31, 1997 (and another $20,000 at June 30, 1998) for professional fees to establish a reserve for this case. Any unfavorable developments in this matter could have a material adverse effect on the short-term operating results of the Bank.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

1. The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Raymond E. Cleary, III, William Gary Horn, Joe N. Jarrett, Jr., Richard E. Lester, and Don J. Smith. The current Class II directors are Michael Bert Anderson, Orvis Bartlett Buie, Michael D. Harrington, Diane W. Sammons, and Rick H. Seagroves. The current Class III directors are Vernie E. Dove, Jack L. Green, Jr., Samuel Robert Spann, Jr., B. Larkin Spivey, Jr., and James C. Yahnis. The Class III directors were up for reelection at this year's annual meeting held April 22, 1998. Each of the existing Class III directors was reelected at the annual meeting, with 438,352 votes cast in favor of the reelection of each director and 12,200 votes withheld. The terms of the Class I directors will expire at the 1999 Annual Shareholders Meeting, and the terms of the Class II directors will expire at the 2000 Annual Shareholders Meeting.


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

13                Annual Report to Shareholders for the year ended December 31,
                  1997 (incorporated by reference to Exhibit 13 of the Company's
                  Form 10-K for the year ended December 31, 1997)

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

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   August 10, 1998                    By:   /s/ William Gary Horn
       ----------------------                 ----------------------------------
                                                    William Gary Horn
                                                    President