Form 10QSB
period 1998-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 1998-11-12
CIK 949228

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 1998
                                                              ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
         ________________

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

                                 (843) 626-2265
                                 --------------
                           (Issuer's telephone number)

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

         On October 31, 1998, 735,868 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                         September 30,                     December 31,
                                                                  1998                   1997                   1997
                                                                  ----                   ----                   ----
          ASSETS
Cash and due from banks                                        $   867,852           $ 1,833,568           $ 1,539,044
Federal funds sold                                               2,470,000             2,600,000             1,210,000
Investment securities available for sale                        13,573,643             9,276,308            10,883,516
Loans, net                                                      16,780,851             8,042,481            11,118,604
Premises and equipment, net                                      1,523,287             1,732,713             1,682,316
Other assets                                                       923,538               327,612               504,764
                                                               -----------           -----------           -----------
     Total assets                                              $36,139,171           $23,812,682           $26,938,244
                                                               ===========           ===========           ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Non-interest bearing deposits                               $ 4,159,976           $ 3,840,818           $ 3,974,419
   Interest bearing deposits                                    25,008,005            13,143,442            16,097,502
                                                               -----------           -----------           -----------
     Total deposits                                             29,167,981            16,984,260            20,071,921
Other liabilities                                                  366,238               116,355               155,788
                                                               -----------           -----------           -----------
     Total liabilities                                          29,534,219            17,100,615            20,227,709
                                                               -----------           -----------           -----------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000
   shares authorized; 735,868 shares issued and
   outstanding                                                     735,868               735,868               735,868
Paid-in capital                                                  6,476,481             6,476,481             6,476,481
Retained deficit                                                  (635,568)             (504,867)             (507,636)
Net unrealized gain (loss) on investment
   securities available for sale, net of income taxes               28,171                 4,586                 5,822
                                                               -----------           -----------           -----------

     Total shareholders' equity                                  6,604,952             6,712,068             6,710,535
                                                               -----------           -----------           -----------
     Total liabilities and shareholders' equity                $36,139,171           $23,812,682           $26,938,244
                                                               ===========           ===========           ===========



The accompanying notes are an integral part of these consolidated financial statements.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                 Three Months Ended                        Nine Months Ended
                                                                    September 30,                            September 30,
                                                                    -------------                            -------------
                                                              1998                1997                  1998                1997
                                                              ----                ----                  ----                ----
INTEREST INCOME
   Interest and fees on loans                            $ 374,513           $ 177,328           $   996,363           $ 352,543
   Investment securities                                   180,498             131,972               510,132             384,537
   Federal funds sold                                       56,629              26,821               105,397              87,985
                                                         ---------           ---------           -----------           ---------
          Total interest income                            611,640             336,121             1,611,892             825,065

INTEREST EXPENSE
   Deposits and borrowings                                 311,435             135,671               808,334             315,809
                                                         ---------           ---------           -----------           ---------
          Net interest income                              300,205             200,450               803,558             509,256

PROVISION FOR POSSIBLE LOAN LOSSES                          27,500              34,500                92,500             120,000
                                                         ---------           ---------           -----------           ---------

          Net interest income after provision
             for possible loan losses                      272,705             165,950               711,058             389,256
                                                         ---------           ---------           -----------           ---------

NONINTEREST INCOME
   Service fees on deposit accounts                         33,195               9,846                98,341              10,844
   Other income                                              5,117               5,121                15,355              16,528
                                                         ---------           ---------           -----------           ---------
         Total noninterest income                           38,312              14,967               113,696              27,372

NONINTEREST EXPENSES
   Salaries and wages                                      140,043             108,459               398,052             284,625
   Employee benefits                                        25,925              18,842                67,863              51,010
   Supplies and printing                                    16,405              14,717                35,799              39,655
   Advertising and public relations                         15,082              29,155                31,734              52,825
   Professional fees                                        43,165              17,497               103,773              38,502
   Depreciation and amortization                            48,839              46,472               145,907              82,927
   Other operating expenses                                 80,295              43,203               200,876             110,704
                                                         ---------           ---------           -----------           ---------
          Total noninterest expenses                       369,754             278,345               984,004             660,248
                                                         ---------           ---------           -----------           ---------

          Loss before income taxes                         (58,737)            (97,428)             (159,250)           (243,620)

INCOME TAX BENEFIT                                          10,320                   0                31,320                   0
                                                         ---------           ---------           -----------           ---------

          Net loss                                       $ (48,417)          $ (97,428)          $  (127,930)          $(243,620)
                                                         =========           =========           ===========           =========

NET LOSS PER COMMON SHARE                                $    (.07)          $    (.13)          $      (.17)          $    (.33)
                                                         =========           =========           ===========           =========
The Company paid no cash dividends
 during these periods.

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                 735,868             735,868               735,868             735,868
                                                         =========           =========           ===========           =========


The accompanying notes are an integral part of these consolidated financial statements.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS)
                                   (Unaudited)

                                                        Three Months Ended             Nine Months Ended
                                                          September 30,                  September 30,
                                                          -------------                  -------------
                                                     1998           1997            1998            1997
                                                     ----           ----            ----            ----
Net loss                                           $(48,417)      $(97,428)      $(127,930)      $(243,620)

Other comprehensive income, net of tax
   Net change in unrealized gains (losses) on
      securities available for sale                   5,002         25,995          22,349          (5,081)
                                                   --------       --------       ---------       ---------

           Total other comprehensive income           5,002         25,995          22,349          (5,081)
                                                   --------       --------       ---------       ---------

Comprehensive loss                                 $(43,415)      $(71,433)      $(105,581)      $(248,701)
                                                   ========       ========       =========       =========

                          BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                         1998               1997
                                                                         ----               ----
OPERATING ACTIVITIES
   Net loss                                                         $   (127,930)      $   (243,620)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
        Deferred income taxes                                            (31,320)                --
        Provisions for loan losses                                        92,500            120,000
        Depreciation and amortization                                    145,907             82,927
        Loss on sale of investment securities                             10,729             (4,255)
       (Increase) decrease in other assets                               311,478           (262,445)
        Increase (decrease) in other liabilities                         210,450             30,772
                                                                    ------------       ------------
           Net cash provided by/(used in) operating activities           611,814           (276,621)
                                                                    ------------       ------------

INVESTING ACTIVITIES
   Purchase of investment securities                                  (9,224,387)        (7,775,219)
   Maturities or calls of securities                                   5,778,125          3,577,702
   Decrease (increase) in Federal funds sold                          (1,260,000)
                                                                                            (40,000)
   Increase in loans, net                                             (5,662,247)
                                                                                         (6,964,584)
   Purchase of premises and equipment                                    (10,557)        (1,327,243)
                                                                    ------------       ------------
        Net cash used in investing activities                        (10,379,066)       (12,529,344)
                                                                    ------------       ------------

FINANCING ACTIVITIES
   Increase in deposits                                                9,096,060         13,966,604
                                                                    ------------       ------------
          Net cash provided by financing activities                    9,096,060         13,966,604
                                                                    ------------       ------------

          Net change in cash and cash equivalents                       (671,192)         1,833,568

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                           1,539,044            672,929
                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                           $    867,852       $  1,160,639
                                                                    ============       ============

CASH PAID FOR
   Interest                                                         $    778,198       $    226,956
                                                                    ------------       ------------
   Income taxes                                                     $        -0-       $        -0-
                                                                    ------------       ------------

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1997, included in the Company's Form 10-KSB for the year ended December 31, 1997.

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

         The Bank is engaged in a general commercial banking business, emphasizing in it marketing the Bank's local management and ownership. The Bank offers a full range of banking services designed to meet the basic financial needs of its customers. These services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, certificates of deposit and individual retirement accounts. The Bank also offers short- to medium-term commercial and personal loans.

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

RESULTS OF OPERATIONS

EARNINGS REVIEW

         The Company's net loss was $127,930, or $0.17 per common share, for the nine months ended September 30, 1998 as compared to a loss of $243,620, or $0.33 per common share, for the nine months ended September 30, 1997. The company's net loss was $48,417, or $0.07 per share for the three months ended September 30, 1998 compared to a loss of $97,428 or $0.13 per share for the three months ended September 30, 1997. The improvement in net income reflects the Bank's continued growth, as average earning assets increased from $15.3 million during the nine months ended September 30, 1997 to $27.8 million for the same period of 1998. The deficit return on average assets for the first nine months of 1998 was (.55)% compared to (1.88)% for the same period in 1997; the deficit return on average equity was (2.57)% for first nine months of 1998 versus (4.80%) in the same period of 1997.

         During the first nine months of 1998, net interest income increased to $803,558 from $509,256 in the same period of 1997. This increase in net interest income was the result of a $786,827 increase in interest income and a $492,525 increase in interest expense associated with the Bank's continued development of its deposit and loan base. For the three months ended September 30, 1998, net interest income increased to $300,205 from $200,450 over the comparable period in 1997. The net interest spread for the nine months was 2.37% in 1998 compared to 1.89% in 1997 . The net interest margin was 3.87% for the nine months of 1998 and was 4.44% in the same period of 1997.

         The provision for loan losses was $92,500 for the nine month period and $27,500 for the three month period ended September 30, 1998, down from $120,000 and $34,500 for the nine month and three month periods ended September 30, 1997. The Company's allowance for loan losses as a percentage of its period end loans was 1.16% and 1.66% at September 30, 1998 and 1997 respectively. The Company had no non-performing loans at September 30, 1998 or 1997. Net charge-offs totaled $63,922 for the first nine months of 1998. There were no net charge-offs in the same period of 1997.

         Non-interest income for the period ended September 30, 1998 was $113,696, an increase of $86,324 over the same period of 1997. The was due primarily to an increase in service fees on deposit accounts resulting from a $12.2 million growth in deposits from September 30, 1997 to September 30, 1998.

         Non-interest expense was $984,004 for the period ended September 30, 1998, which was an increase of $323,756 over the same period of 1997. The increase in non-interest expense reflects increased costs associated with the growth of the Bank, legal fees related to a suspected kiting operation and higher occupancy expenses resulting from the move into the new main office facility in June 1997.

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

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                      FOR THE NINE MONTHS ENDED                    FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30, 1998                          SEPTEMBER 30, 1997
                                          ------------------                          ------------------
                                     Average          Income/       Yield/       Average         Income/        Yield/
                                     Balance          Expense        Rate        Balance         Expense         Rate
                                     -------          -------        ----        -------         -------         ----
Federal funds sold                 $ 2,532,051       $  105,397      5.57%     $ 2,194,652       $ 87,985        5.36%
Investment securities               10,732,926          510,132      6.35%       8,111,493        384,537        6.34%

Loans                               14,513,120          996,363      9.18%       5,024,600        352,543        9.38%
                                    ----------          -------      ----        ---------        -------        ----
     Total earning assets          $27,778,097       $1,611,892      7.76%     $15,330,745       $825,065        7.20%
                                   ===========       ==========      ====      ===========       ========        ====

Interest-bearing deposits          $19,924,209       $  797,297      5.35%     $ 7,929,282       $314,774        5.31%
Other borrowings                       122,495           11,037     12.05%          24,103          1,035        5.74%
                                    ----------          -------      ----        ---------        -------        ----

Total interest-bearing
Liabilities                        $20,046,704       $  808,334      5.39%     $ 7,953,385       $315,809        5.31%
                                   ===========       ==========      ====      ===========       ========        ====

Net interest spread                                                  2.37%                                       1.89%
Net interest income/margin                           $  803,558      3.87%                       $509,256        4.44%
                                                     ==========      ====                        ========        ====


         As reflected above, for the first nine months of 1998 the average yield on earning assets amounted to 7.76%, while the average cost of interest-bearing liabilities was 5.39%. For the same period of 1997, the average yield on earning assets was 7.20% and the average cost of interest-bearing liabilities was 5.31%. The increase in the yield on earning assets is attributable to a significant increase in outstanding loans which earn higher rates than other components of earning assets. This increase in loans was expected as the Bank continues to build its customer base. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine month period ended September 30, 1998 was 3.87% and for 1997 was 4.44%. This decline was partially the result of an increase in interest-bearing deposits of $12.0 million, offset somewhat by an increase in earning assets of $12.4 million. In addition, the weighted average rates on earning assets increased by 56 basis while the rate on deposits only increased 8 basis points. The increases in outstanding balances was predicted since the Bank is expanding its core base of loans and deposits.

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

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                         For the Nine Months Ended
                                                       September 30, 1998 versus 1997
                                                       ------------------------------
                                                    Volume          Rate       Net change
                                                    ------          ----       ----------
Federal funds sold                                  $ 14,044      $ 3,368       $ 17,412
Investment securities                                124,596          999        125,595
Loans                                                651,411       (7,591)       643,820
                                                    --------      -------       --------
     Total earning assets                            790,051       (3,224)       786,827

Interest-bearing deposits                            479,995        2,528        482,523
Other borrowings                                       8,865        1,137         10,002
                                                    --------      -------       --------

Total interest-bearing
            liabilities                              488,860        3,665        492,525
                                                    --------      -------       --------

Net interest income                                 $301,191      $(6,889)      $294,302
                                                    ========      =======       ========

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $92,500 for the first nine months of 1998 and $120,000 for the same period of 1997. The decline was the result of management's assessment of the adequacy of the reserve for possible loans losses given the size, mix and quality of the current loan portfolio. Management seeks to determine the appropriate amount of loan loss provision for the condition of the loan portfolio by continuously assessing general loan loss risk, asset quality, current and predicted economic conditions and loan delinquencies. However, management's judgment but the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

NONINTEREST INCOME

         Noninterest income increased from $27,372 in the first nine months of 1997 to $113,696 in the same period of 1998, and from $14,967 in the three months ended September 30, 1997 to $38,312 in the same period of 1998. Service fees on deposit accounts, the largest component of noninterest income, increased from $10,844 to $98,341 in 1998 as the result of an increase in deposits of $12.2 million. This growth in deposits was expected as the Bank moved into a new, more convenient facility in June 1997. By relocating to a full-service branch, the Bank was able to increase its customer base by offering more convenient banking services.

NONINTEREST EXPENSE

         Total noninterest expense increased from $660,248 for the nine months ended September 30, 1997 to $984,004 for the same period in 1998, and from $278,345 in the three months ended September 30, 1997 to $369,754 in the same period of 1998. The increase in non-interest expense reflects an increase in most expense categories as a result of the Company's growth from $23.8 million in assets at the end of the September 1997 to $36.1 million at September 30, 1998. Salary and wages expense increased by $113,426 during the nine months and $31,584 during the three months ended September 30, 1998 compared to the same periods in 1997, and employee benefits increased by $16,853 and $7,083 during these periods. These increases reflected an increase in the number of full-time equivalent employees increased to 15 at the end of September 1998 from 13 at the end of September 1997 as the Company added additional staff to support its growth in loans and deposits. Management does not anticipate any significant additions to staff during the next 12 months. Professional fees were $103,773 during the nine months and $43,165 during the three months ended September 30, 1998, compared to $38,502 and $17,497 during the comparable periods of 1997. The 1998 figure includes costs associated with the Bank's Year 2000 project and also includes a $35,000 addition (during the nine month period) to the reserve established for potential costs of collecting monies due that are related to a suspected kiting operation. (See Part II, Item 1)

         Depreciation and amortization increased $62,980 during the nine months ended September 30, 1998 compared to the same period of 1997, and increased $2,367 during the three month period ended September 30, 1998 compared to the same period of 1997. The increase for the nine month period was directly related to the completion of the new main office facility and the purchase of additional furniture, equipment and computer hardware and software. The increase in the category of other operating expenses to $200,876 in the period ended September 30, 1998 from $110,704 in 1997 was principally due to an increase in operating expenses related to the new main office building and growth in data processing fees and other expenses associated with the expansion of loan and deposits.

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

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

         At September 30, 1997, the Company's investment securities portfolio was the largest component of the Company's total earning assets. However, by September 30, 1998, investment securities had declined from 52.9% of average earning assets to 39.6%. Total securities averaged $10.7 million in the first nine months of 1998 compared to $8.1 million during this period in 1997. At September 30, 1998, total securities were $13.6 million and totaled $9.3 million at September 30, 1997. The Company primarily invests in securities of U.S. Government agencies.

         At September 30, 1998, short-term investments totaled $2,470,000 compared to $2,600,000 as of September 30, 1997. These funds are one source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis.

LOANS

         At September 30, 1998, net loans totaled $16.8 million, an increase of $8.7 million from September 30, 1997. The composition of the Company's loan portfolio at September 30, 1998 was as follows: commercial and commercial real estate, 65.0%; consumer, 13.9%; residential mortgage; 12.9%; and construction, 8.2%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risks inherent in concentrations of collateral.

         Average gross loans increased from $5.0 million with a yield of 9.38% in the first half of 1997 to $14.5 million with a yield of 9.18% in 1998. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

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

         The allowance for possible loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment about the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, general economic conditions and management's assessment of potential losses.

         At September 30, 1998, the allowance for possible loan losses was $198,079, or 1.16% of outstanding loans, compared to an allowance for possible loans losses of $136,502, or 1.66% of outstanding loans, at September 30, 1997. Net charge-offs totaled $63,922 for the first nine months of 1998. There were no net charge-offs in the same period of 1998. There were no non-accrual, restructured or other non-performing loans at September 30, 1998 or 1997.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Average total deposits were $24.0 million and average interest-bearing deposits were $19.9 million in the nine months of 1998. Average total deposits were $10.4 million and average interest-bearing deposits were $7.9 million in the same period of 1997. Internal growth, resulting primarily from special promotions and increased customer convenience of the new main office facility, generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $24.1 million at September 30, 1998 compared to $14.9 million at September 30, 1997. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 82.4% at September 30, 1998, down slightly from 87% at September 30, 1997. The Company's loan-to-deposit ratio was 57.5% at September 30, 1998 versus 47.4% at September 30, 1997. The average loan-to-deposit ratio was 61.0% during the first half of 1998 and 48.2% during the same period of 1997.

CAPITAL

         Under the capital guidelines of the Office of the Comptroller of the Currency, the Bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized", banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholder's equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the Bank at September 30, 1998.

                               ANALYSIS OF CAPITAL
                             (Amounts in thousands)
                               September 30, 1998

                                       Required                   Actual                        Excess
                                  Amount         %         Amount          %            Amount            %
The Bank:
Tier 1 risk-based capital            832       4.00%        5,642        27.1%          4,810           23.1%
Total risk-based capital           1,663       8.00%        5,840        28.1%          4,177           20.1%
Tier 1 leverage                    1,343       4.00%        5,642        16.8%          4,299           12.8%

         A condition of the original offering was that a minimum of 525,000 shares be subscribed to and fully paid for. There were a total of 735,868 shares sold during the offering period with net proceeds after offering expenses of $7,212,349, and the Company used $6,300,000 of this amount to capitalize the Bank. The Company believes that this amount is sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an on-going basis. The remaining offering proceeds will be used to provide working capital, including additional capital for investment in the Bank, if needed.


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

         The Company monitors and manages the pricing and maturity of its assets and liabilities in order to lessen the potential impact that interest rate movements could have on its net interest margin. To minimize the effect of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals Imbalances in these pricing opportunities at any point in time constitute interest rate risk.

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

         The Company generally would benefit from increasing market rates of interest when it has an asset sensitive gap and generally would benefit from decreasing market rates of interest when it is liability sensitive. At September 30, 1998, the Company had a cumulative gap ratio of (17.6)% in time frames of one year or less. The Company currently is liability sensitive in time frames less than one year and asset sensitive after that. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and re-pricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

         Like many financial institutions, the Company and the Bank rely upon computers for the daily conduct of their business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Company and the Bank generally rely on software and hardware developed by independent third parties to provide the information systems used by the Company and the Bank. Presently the Company is obtaining and assessing test results from these third parties to determine reliability and adequacy towards satisfying Year 2000 related requirements. Based on information currently available, management does not believe that the Company or the Bank will incur significant costs in connection with the year 2000 issue. Management at this time estimates that direct project costs should not exceed $20,000. However, Year 2000 costs are difficult to estimate, particularly since the Company relies largely on outside service providers for its computer hardware and software products, and total costs could exceed this amount substantially. Nevertheless, there can be no assurances that all hardware and software that either the Company or the Bank uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company or the Bank will incur to respond to any Year 2000 issues. Further, the business of many of the Bank's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Bank's customers in solving Year 2000 issues could negatively affect such customer's ability to repay any loans which the Bank may have extended. Therefore, even if the Company and the Bank do not incur significant direct costs in connection with responding to the year 2000 issue, there can be no assurance that the failure or delay of the Bank's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Bank's business, financial condition and results of operation. The Bank is currently working to enhance its Testing Methodology and Y2K Contingency Plan and all testing is expected to be completed by mid 1999. The Bank has engaged an outside consultant to assist in the Y2K project and one senior management member devotes approximately 10% of her time to this project.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income (FASB 130), was issued, and established standards for reporting and displaying comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements. Accordingly, the Consolidated Statements of Comprehensive Income (Loss) have been included in the financial statements.

         In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 required that a public enterprise report a measure of segment profit or loss, certain specific revenue and expense items, segment assets, information about the way that the operating segments are determined and other items. The Statement is effective for fiscal years beginning after December 15, 1997, The Company does not anticipate that adoption of SFAS 131 will have a material effect on its financial statements.

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities." All derivatives are to be measured at fair value and recognized in the statement of financial position as assets or liabilities. The statement is effective for fiscal years and quarters beginning after June 15, 1999. Because the Company has limited use of derivative transactions at this time, management does not expect that this standard would have a significant effect on the Company.

         In April 1998, the FASB issued SFAS 132, "Employers' Disclosures about pensions and Other Postretirement Benefits." The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supersedes the disclosure requirements in SFAS 87, "Employers' Accounting for Pensions, " SFAS 88, "Employers Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other then Pensions." The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will not have an impact on the financial statements of the Company due to the disclosure only requirements.

         In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which provided guidance as to when it is or is not appropriate to capitalize the cost of software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 with early adoption encouraged. The Company does not anticipate that Adoption of SOP 98-1 will have a material impact on its financial statements.

         In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The new statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. The statement is effective for the first quarter beginning after December 15, 1998. The statement will have no effect on the financial statements of the Bank.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         From time to time the Bank is involved in various legal proceedings which management considers to be incidental to the normal conduct of the Bank's business. The Bank is involved in one such case involving a suspected kiting operation in which the total estimated loss exposure is $625,000. Management believes that the Bank has multiple defenses and recovery options which it intends to pursue aggressively. Management has charged $62,000 to operations at December 31, 1997 (and another $35,000 at September 30, 1998) for professional fees to establish a reserve for this case. Any unfavorable developments in this matter could have a material adverse effect on the short-term operating results of the Bank.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of shareholders during the three months ended September 30, 1998.

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

Exhibit
Number            Description
------            -----------
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

10.4.             Form of Amended and Restated Escrow Agreement, dated November
                  1995, by and among The Bankers Bank, Capital Investment Group,
                  Inc., and the Company (incorporated by reference to Exhibit
                  10.4 to the Company's Registration Statement No. 33-95562 on
                  Form S-1).

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

Exhibit
Number            Description
------            -----------
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

                                        BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   November 6, 1998                By:   /s/ William Gary Horn
       -----------------------              ---------------------------------
                                                  William Gary Horn
                                                  President