Form 10KSB
period 1998-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 1999-03-29
CIK 949228

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

 X    Annual Report under Section 13 or 15(d) of the Securities Exchange Act
---   of 1934
                   For the fiscal year ended December 31, 1998

                                    OR

      Transition Report under Section 13 or 15(d) of the Securities Exchange
---   Act of 1934
                       For the transition period from    to
                                                     ----  -----

                          Commission file no. 33-95562

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                        South Carolina                                         57-1030117
                  ---------------------------                              ------------------
                 (State or Other Jurisdiction                               (I.R.S. Employer
               of Incorporation or Organization)                           Identification No.)

                     1550 North Oak Street
                 Myrtle Beach, South Carolina                                     29577
           ---------------------------------------                             -----------
           (Address of Principal Executive Offices)                            (Zip Code)


                                 (843) 626-2265
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

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
Yes   X           No
   ------           -----

        Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999 was $ 6,169,095. This calculation is based upon $11.50 , the last trade price of the common stock of which the Company is aware. There is no active trading market for the common stock and trades are limited and sporadic.

        There were 735,868 shares of the Company's common stock issued and outstanding as of the record date, March 12, 1999.

        Transitional Small Business Disclosure Format. (Check one): Yes    No X
                                                                       ---   ---

                      DOCUMENTS INCORPORATED BY REFERENCE

        Company's 1998 Annual Report and Proxy Statement.

================================================================================

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

GENERAL

         Beach First National Bancshares, Inc. (the "Company") was incorporated as a South Carolina corporation on July 28, 1995, to serve as the holding company Beach First National Bank (the "Bank"). The Bank commenced operations on September 23, 1996. The Bank is organized as a national banking association under the laws of the United States, and the Bank engages in a commercial banking business from its main office located at the corner of Oak Street and Sixteenth Avenue North in the City of Myrtle Beach, South Carolina, with deposits insured by the FDIC.

MARKETING FOCUS

         Most of the banks in the Myrtle Beach area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Myrtle Beach area, the Company believes that there has been a void in the community banking market in the Myrtle Beach area which the Bank can successfully fill. As a result, the Company generally does not attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and on individuals.

BANKING SERVICES

         The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Myrtle Beach area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law (generally, $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory or for working capital purposes.

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

                           SUPERVISION AND REGULATION

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of FIRREA in 1989 and following with FDICIA in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

         The Company. Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA") and The South Carolina Bank Holding Company Act (the "South Carolina Act"). The activities of the Company are also governed by the Glass-Steagall Act of 1933 (the "Glass-Steagall Act").

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

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") (which the Company has done) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

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

         South Carolina Act. As a bank holding company registered under the South Carolina Act, the Company is subject to regulation by the South Carolina State Board of Financial Institutions (the "South Carolina Board"). Consequently, the Company must receive the approval of the South Carolina Board prior to engaging in the acquisition of banking or nonbanking institutions or assets. The Company must also file with the South Carolina Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries.

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

         Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions. Under this system, until mid-1995 depository institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds.

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

         The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

         FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and

"critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998, the Company and the Bank were qualified as "well capitalized." See "Management's Discussion and Analysis or Plan of Operation -- Capital."

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

         These capital guidelines can affect the Company in several ways. If the Company continues to grow at a rapid pace, a premature "squeeze" on capital could occur making a capital infusion necessary. The requirements could impact the Company's ability to pay dividends. The Company's present capital levels are more than adequate; however, rapid growth, poor loan portfolio performance or poor earnings performance or a combination of these factors could change the Company's capital position in a relatively short period of time.

         FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of untraditional activities. It is uncertain what effect these regulations, when implemented, would have on the Company.

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

         Effect of Governmental Monetary Policies. The earnings of the Company are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

         Horry County is located on the Atlantic coast of the state of South Carolina. Myrtle Beach, South Carolina is located within Horry County. The Myrtle Beach area, also known as the Grand Strand, stretches from the North Carolina state line at Little River to Georgetown, South Carolina. According to the 1998 Myrtle Beach Area Statistical Abstract, Myrtle Beach had an estimated population in 1996 of 28,456, while Horry County had an estimated population of 163,856. By 2010, Horry County's projected population will be 225,800. The principal component of the economy of the Myrtle Beach area is vacation, sport, and entertainment tourism. The Grand Strand hosts an estimated 13 million visitors annually. The vacation segment, which has a four-month season, attracts vacationers from along the East Coast. Area hotels, motels, condominiums, and cottages provide more than 55,000 rooms. The Myrtle Beach area also has nine privately-owned campgrounds and two publicly-owned state parks consisting of more than 7,000 sites. Convention business also has a sizeable economic impact on the Myrtle Beach area. The sports segment, which has an approximate ten-month season, attracts golfers, tennis players, and anglers. The Grand Strand boasts 100 golf courses, with approximately 4.3 million rounds of golf played in 1997. The entertainment segment is a year-round source of funds. The Grand Strand has more than ten live entertainment theaters, including the Palace Theater and the Alabama Theater, as well as entertainment centers as varied as Ripley's Aquarium and the Pavilion Amusement Park.

COMPETITION

         The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Myrtle Beach area and elsewhere. As of March 1999, there were twelve commercial banks and three savings banks operating in Horry County. A number of these competitors are well established in the Myrtle Beach area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank does not provide. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

         The Company believes that the community bank focus of the Bank, with its emphasis on service to small businesses, individuals, and professional concerns, gives it an advantage in this market.

EMPLOYEES

         As of March 1, 1999, the Company had sixteen full-time employees and two part-time employees. The Company does not have any employees other than its officers, none of whom receive any remuneration for their services to the Company.

ITEM 2.    DESCRIPTION OF PROPERTY

         The principal place of business of both the Company and the Bank and the main office of the Bank is located at the corner of Oak Street and Sixteenth Avenue North in Myrtle Beach, South Carolina. The Bank's main office is a located on 0.8-acre plot of land, which was purchased for $218,000. The Company constructed a permanent banking facility of 5,000 square feet on the site at a cost of approximately $1,000,000, which was paid out of the proceeds of the Company's initial public offering. Furniture, fixtures, and equipment for the main office cost approximately $534,000. The Company believes that the facilities adequately serve the Bank's needs. There is one automated teller machine located at the Bank's main office.


ITEM 3.    LEGAL PROCEEDINGS.

         From time to time the Bank is involved in various legal proceedings which management considers to be incidental to the normal conduct of the Bank's business. The Bank became involved in one such case in early 1998 relating to a suspected kiting operation involving two customers' accounts. As the Company has previously reported, it believed its total estimated loss exposure in this case was $625,000. As a part of the recovery from one of these customers, the bank took a deed in lieu of foreclosure on a single family residence as well as other incidental collateral. The estimated fair value of the property, net of selling costs, at December 31, 1998 is $288,074. In February 1998, another financial institution which, along with the Bank, had been defrauded in the kiting operation, commenced litigation against the Bank. In March 1999, the Bank settled its lawsuit with the other financial institution, as well as a related action it had brought against its data processor.

         During 1998, $100,000 of the amounts previously thought to be recoverable were charged to the allowance for possible loan losses. During 1998 and 1997, $50,000 and $62,000, respectively, were charged to operations to establish reserves for professional fees related to recovery activities. During 1998, $47,000 was paid in professional fees related to this matter.

         The Bank continues to employ various recovery and loss minimization strategies relating to the kiting operations, including strategies to recover from the customers who perpetrated the kite. Management does not believe any possible future losses due to the fraud will have a material impact on the results of operations of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock, of which 735,868 shares, for a total of $7,358,680, were sold in the initial public offering and are outstanding as of March 12, 1999. As of March 12, 1999, the Company had 976 shareholders of record. There is no established trading market in the Common Stock, and one is not expected to develop in the near future.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future. See "Item 1. Description of Business -- Dividends."


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information contained on pages 5 through 15 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 18 through 36 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on page 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information contained on pages 6 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on pages 7 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999 is incorporated herein by reference.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

1.1 Selling Agent Agreement, dated October 16, 1995, by and between Capital Investment Group, Inc. and the Company (incorporated by reference to Exhibit 1.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

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

13                Annual Report to Shareholders for the year ended December 31,
                  1998

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

27.1.             Financial Data Schedule. (for SEC use only).


-------------------------
*        Denotes executive compensation contract or arrangement.

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BEACH FIRST NATIONAL BANCSHARES, INC.


Date: March 17, 1999                  By: /s/ William Gary Horn
     -------------------------------     -------------------------------------
                                         William Gary Horn
                                         President

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Gary Horn, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Signature                                                Title                                   Date
---------                                                -----                                   ----

---------------------------------
Michael Bert Anderson                                   Director

/s/ Orvis Bartlett Buie
---------------------------------
Orvis Bartlett Buie                                     Director                            March 17, 1999

/s/ Raymond E. Cleary
---------------------------------
Raymond E. Cleary III                       Chairman of the Board, and Chief                March 17, 1999
                                                     Executive Officer

/s/ Vernie E. Dove
---------------------------------
Vernie E. Dove                                          Director                            March 17, 1999

/s/ Jack Green, Jr.
---------------------------------
Jack Green, Jr.                                         Director                            March 17, 1999

/s/ Michael D. Harrington
---------------------------------
Michael D. Harrington                                   Director                            March 17, 1999

/s/ William Gary Horn
---------------------------------
William Gary Horn                                      President                            March 17, 1999



---------------------------------
Joe N. Jarrett, Jr.                                     Director

/s/ Richard E. Lester
---------------------------------
Richard E. Lester                                       Director                            March 17, 1999


---------------------------------
Diane W. Sammons                                        Director

/s/ Rick H. Seagroves
---------------------------------
Rick H. Seagroves                                       Director                            March 17, 1999

/s/ Don J. Smith
---------------------------------
Don J. Smith                                            Director                            March 17, 1999


---------------------------------
Samuel Robert Spann, Jr.                                Director

/s/ B. Larkin Spivey, Jr.
---------------------------------
B. Larkin Spivey, Jr.                                   Director                            March 17, 1999

/s/ James C. Yahnis
---------------------------------
James C. Yahnis                                         Director                            March 17, 1999


                                INDEX TO EXHIBITS
Exhibit
Number                     Description

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

13       Annual Report to Shareholders for the year ended December 31, 1998

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

-------------
*        Denotes executive compensation contract or arrangement.