Form 10QSB
period 1999-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 1999-05-17
CIK 949228

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 1999
                                         --------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

                        Commission file number: 33-95562
                                                --------

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                     -------------------------------------
       (Exact name of small business issuer as specified in its charter)

           South Carolina                             58-1030117
       ----------------------                         ----------
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

         On April 30, 1999, 735,868 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                          CONSOLIDATED BALANCE SHEETS



                                                                               March 31,                  December 31,
                                                                        1999               1998               1998
                                                                    ------------       ------------       ------------
                                                                      (unaudited)        (unaudited)       (Audited)
                                                                                                          ------------
          ASSETS
Cash and due from banks                                             $  1,674,951       $  1,327,400       $    970,349
Federal funds sold                                                       780,000          2,270,000          2,250,000
Investment securities available for sale                               9,549,438         10,442,854         11,524,689
Loans, net                                                            23,033,007         13,560,326         20,832,341
Premises and equipment, net                                            1,500,910          1,590,483          1,530,005
Real estate acquired in settlement of loans                              265,961                 --            288,074
Other assets                                                             582,797            783,313            549,164
                                                                    ------------       ------------       ------------
      Total assets                                                  $ 37,387,064       $ 29,974,376       $ 37,944,622
                                                                    ============       ============       ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Non-interest bearing deposits                                    $  5,019,869       $  4,191,325       $  5,199,610
   Interest bearing deposits                                          25,782,287         18,962,971         25,935,432
                                                                    ------------       ------------       ------------
     Total deposits                                                   30,802,156         23,154,296         31,135,042
Other liabilities                                                        171,002            136,959            335,924
                                                                    ------------       ------------       ------------
     Total liabilities                                                30,973,158         23,291,255         31,470,966
                                                                    ------------       ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   authorized; 735,868 shares issued and outstanding                     735,868            735,868            735,868
Paid-in capital                                                        6,476,481          6,476,481          6,476,481
Retained deficit                                                        (752,335)          (547,853)          (740,819)
Net unrealized gain (loss) on investment securities
    available for sale,  net of income taxes                             (46,108)            18,625              2,126
                                                                    ------------       ------------       ------------
     Total shareholders' equity                                        6,413,906          6,683,121          6,473,656
                                                                    ------------       ------------       ------------
     Total liabilities and shareholders' equity                     $ 37,387,064       $ 29,974,376       $ 37,944,622
                                                                    ============       ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                               -------------------------
                                                                  1999            1998
                                                               ---------       ---------
INTEREST INCOME
   Interest and fees on loans                                  $ 501,259       $ 289,825
   Investment securities                                         170,659         163,356
   Federal funds sold                                              8,630          16,267
                                                               ---------       ---------
          Total interest income                                  680,548         469,448

INTEREST EXPENSE
   Deposits and borrowings                                       328,923         229,258
                                                               ---------       ---------
          Net interest income                                    351,625         240,190

PROVISION FOR POSSIBLE LOAN LOSSES                                31,168          35,000
                                                               ---------       ---------

          Net interest income after provision
             for possible loan losses                            320,457         205,190
                                                               ---------       ---------

NONINTEREST INCOME
   Service fees on deposit accounts                               27,762          27,875
   Gain (loss) on sale of investment securities                  (12,857)         (1,809)
   Other income                                                    8,154           7,095
                                                               ---------       ---------
         Total noninterest income                                 23,059          33,161
                                                               ---------       ---------

NONINTEREST EXPENSES
   Salaries and wages                                            147,724         127,348
   Employee benefits                                              28,279          19,919
   Supplies and printing                                           9,219           7,631
   Advertising and public relations                               11,200           9,331
   Professional fees                                              29,976          19,987
   Depreciation and amortization                                  50,229          48,521
   Occupancy                                                       9,953          10,607
   Data processing fees                                           19,394           7,878
   Other operating expenses                                       52,106          38,545
                                                               ---------       ---------
          Total noninterest expenses                             358,080         289,767
                                                               ---------       ---------

          Loss before income taxes                             $ (14,564)      $ (51,416)

INCOME TAX BENEFIT                                                 3,049          11,200
                                                               ---------       ---------

          Net loss                                             $ (11,515)      $ (40,216)
                                                               =========       =========

NET LOSS PER COMMON SHARE                                      $    (.02)      $    (.05)
                                                               =========       =========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                    735,868         735,868
                                                               =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                                           other         Total
                                                        Common stock          Paid-in      Retained    Comprehensive  shareholders'
                                                     Shares      Amount       capital       deficit        income        equity
                                                    -------     --------     ----------    ---------   -------------  -------------

BALANCE, DECEMBER 31, 1997                          735,868     $735,868     $6,476,481    $(507,636)     $ 5,822      $ 6,710,535
  Net loss                                               --           --             --      (40,216)          --          (40,216)
  Other comprehensive loss, net of income
taxes:
  Unrealized loss on investment securities               --           --             --           --       10,994           10,994
  Less reclassification adjustments for losses
    included in net loss                                 --           --             --           --        1,809            1,809
                                                                                                                       -----------
  Comprehensive loss                                     --           --             --           --           --          (27,412)
                                                    -------     --------     ----------    ---------      -------      -----------
BALANCE, MARCH 31, 1998                             735,868     $735,868     $6,476,481    $(547,853)     $18,625      $ 6,683,121
                                                    =======     ========     ==========    =========      =======      ===========

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (continued)

                                                                                                        Accumulated
                                                                                                           other          Total
                                                       Common stock          Paid-in       Retained    Comprehensive  shareholders'
                                                    Shares      Amount       Capital        deficit        income        equity
                                                   -------     --------     ----------     ---------   -------------  -------------

BALANCE, DECEMBER 31, 1998                         735,868     $735,868     $6,476,481     $(740,819)      $ 2,126     $ 6,473,656
  Net loss                                              --           --             --       (11,515)           --         (11,515)
  Other comprehensive loss, net of income
taxes:
  Unrealized loss on investment securities              --           --             --            --       (61,091)        (61,091)
  Less reclassification adjustments for losses
    included in net loss                                --           --             --            --        12,857          12,857
                                                                                                                       -----------
  Comprehensive loss                                    --           --             --            --            --         (59,749)
                                                   -------     --------     ----------     ---------      --------     -----------
BALANCE, MARCH 31, 1999                            735,868     $735,868     $6,476,481     $(752,335)     $(46,108)    $ 6,413,906
                                                   =======     ========     ==========     =========      ========     ===========

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                        -----------------------------
                                                                            1999              1998
                                                                        -----------       -----------
OPERATING ACTIVITIES
   Net loss                                                             $   (11,515)      $   (40,216)
   Adjustments to reconcile net loss to net cash used in
        operating activities:
        Deferred income taxes                                                (3,049)          (11,200)
        Provisions for loan losses                                           31,168            35,000
        Depreciation and amortization                                        50,229            48,521
        Loss on sale of investment securities                                12,857             1,809
       (Increase) decrease in other assets                                   (6,056)         (259,064)
        Increase (decrease) in other liabilities                             (6,010)          (18,829)
                                                                        -----------       -----------
           Net cash used in operating activities                             67,624          (243,979)
                                                                        -----------       -----------

INVESTING ACTIVITIES
   Purchase of investment securities                                             --        (1,204,580)
   Maturities or calls of securities                                      1,885,234         1,657,988
   Decrease (increase) in Federal funds sold                              1,470,000        (1,060,000)
   Increase in loans, net                                                (2,231,834)       (2,441,722)
   Purchase of premises and equipment                                       (16,737)           (1,725)
   Proceeds from sale of ORE                                                 22,113                --
                                                                        -----------       -----------
        Net cash used in investing activities                             1,128,776        (3,050,039)
                                                                        -----------       -----------

FINANCING ACTIVITIES
   Increase (decrease) in deposits                                         (332,886)        3,082,374
   Decrease in borrowed funds                                              (158,912)               --
                                                                        -----------       -----------
          Net cash provided by financing activities                        (491,798)        3,082,374
                                                                        -----------       -----------

          Net decrease in cash and cash equivalents                         704,602          (211,644)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                            $   970,349       $ 1,539,044
                                                                        ===========       ===========

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                               $ 1,674,951       $ 1,327,400
                                                                        ===========       ===========

CASH PAID FOR
   Income taxes                                                         $        --       $        --
                                                                        -----------       -----------
   Interest                                                             $   321,147       $   231,500
                                                                        -----------       -----------

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, please refer to the consolidated financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1998, included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 33-95562) as filed with and declared effective by the Securities and Exchange Commission. The Bank completed its second full year of operations in 1998 and has grown substantially since opening in September 1996. Comparisons of the Bank's results for the periods presented should be made with an understanding of the Bank's short history.

Results of Operations

EARNINGS REVIEW

         The Company's net loss was $11,515, or $0.02 per common share, for the three months ended March 31, 1999 as compared to a loss of $40,216, or $0.05 per common share, for the three months ended March 31, 1998. The Bank continues its strong growth trends, as average earning assets increased to $33.7 million during the first three months of 1999 from $25.0 million during the same period of 1998. The deficit return on average assets for the period ended March 31 was (.13)% in 1999 compared to (.59)% in 1998; the deficit return on average equity was (.72)% in 1999 versus (2.44)% in 1998.

         During the first quarter of 1999, net interest income increased to $351,625 from $240,190 in the first quarter of 1998. The growth in net interest income resulted from an increase of $211,100 in interest income, partially offset by an increase in interest expense of $99,665. The net interest spread was 3.01% in the first quarter of 1999 compared to 2.26% during the first quarter of 1998. The net interest margin was 4.23% for the period ended March 31, 1999 compared to 3.90% for the same period of 1998.

         The provision for loan losses was $31,168 for the period ended March 31, 1999, down from $35,000 in the period ended March 31, 1998. The Company's allowance for loan losses as a percentage of its period end loans was 1.24% and 1.48% at March 31, 1999 and 1998, respectively. Net charge-offs totaled $6,115 for the first quarter of 1999. There were no net charge-offs in the same period of 1998. The Company had no non-performing loans at March 31, 1999 and $73,800 in non-performing loans at March 31, 1998.

         Non-interest income for the period ended March 31, 1999 was $23,059, compared to $33,161 in the same period of 1998. This was due primarily to an increase in the net loss realized on securities sold from $1,809 in 1998 to $12,857 in 1999.

         Non-interest expense was $358,080 for the period ended March 31, 1999, which was an increase of $68,313 over the same period of 1997. The increase in non-interest expense reflects increases in salaries, data processing fees and other expenses related to the growth of the loans and deposits of the Bank.

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

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                   FOR THE THREE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                         March 31, 1999                           March 31, 1998
                                --------------------------------         --------------------------------

                                  Average       Income/    Yield/          Average      Income/     Yield/
                                  Balance       Expense     Rate           Balance      Expense      Rate
                                -----------    --------    -----         -----------    --------    -----

Federal funds sold              $   718,889    $  8,630     4.87%        $ 1,208,556    $ 16,267     5.46%
Investment securities            10,843,526     170,659     6.38%         10,405,114     163,356     6.37%
Loans                            22,164,763     501,259     9.17%         13,384,498     289,825     8.78%
                                -----------    --------     ----         -----------    --------     ----
  Total earning assets          $33,727,178    $680,548     8.18%        $24,998,168    $469,448     7.62%
                                ===========    ========     ====         ===========    ========     ====


Interest-bearing deposits       $25,621,526    $326,591     5.17%        $17,307,863    $228,368     5.35%
Other borrowings                    168,343       2,332     5.62%             63,000         890     5.73%
                                -----------    --------     ----         -----------    --------     ----
  Total interest-bearing
    liabilities                 $25,789,869    $328,923     5.17%        $17,370,863    $229,258     5.35%
                                ===========    ========     ====         ===========    ========     ====

Net interest spread                                         3.01%                                    2.26%
Net interest income/margin                     $351,625     4.23%                       $240,190     3.90%
                                               ========     ====                        ========     ====

         As reflected above, for the first quarter of 1999 the average yield on earning assets amounted to 8.18%, while the average cost of interest-bearing liabilities was 5.17%. For the same period of 1998, the average yield on earning assets was 7.62% and the average cost of interest-bearing liabilities was 5.35%. The increase in the yield on earning assets is attributable to a significant increase in outstanding loans which earn higher rates than other components of earning assets. This increase in average loans of $8.8 million was expected as the Bank continues to build its customer base. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 1999 was 4.23% and for 1998 was 3.90%. This increase was the result of growth in average earning assets of $8.7 million, or 35%, partially offset by a $8.4 million increase in interest-bearing liabilities. In addition, the weighted average rates on earning assets increased by 56 basis points while the rate on deposits declined 18 basis points. The increase in outstanding balances was predicted since the Bank is expanding its core base of loans and deposits.

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

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                           ----------------------------------------
                                                  March 31, 1999 versus 1998
                                           ----------------------------------------
                                             Volume          Rate        Net change
                                           ---------       --------      ----------

Federal funds sold                         $  (5,878)      $ (1,759)      $  (7,637)
Investment securities                          6,900            403           7,303
Loans                                        198,567         12,867         211,434
                                           ---------       --------       ---------
     Total earning assets                    199,589         11,511         211,100

Interest-bearing deposits                    105,972         (7,749)         98,223
Other borrowings                               1,460            (18)          1,442
                                           ---------       --------       ---------
     Total interest-bearing
            Liabilities                      107,432         (7,767)         99,665
                                           ---------       --------       ---------

Net interest income                        $  92,157       $ 19,278       $ 111,435
                                           =========       ========       =========


PROVISION FOR LOAN LOSSES

         The provision for loan losses was $31,168 for the first three months of 1999 and $35,000 for the same period of 1998. The decline was the result of management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Management anticipates loan growth will continue to be strong in 1999 and that it will continue to increase the amount of the provision for loan losses. See also "Allowance for Possible Loan Losses" below.

NONINTEREST INCOME

         Noninterest income decreased to $23,059 in the first quarter of 1999 from $33,161 in the same period of 1998. While service fees on deposit accounts remained constant, the net loss on the sale of investment securities increased to $12,857 from $1,809.

NONINTEREST EXPENSE

         Total noninterest expense increased from $289,767 for the three months ended March 31, 1998 to $358,080 for the same period of 1999. The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of the Bank to $37.4 million in assets at March 31, 1999 from $30.0 million at March 31, 1998. Salary and wages increased $20,376 in the first quarter of 1999 compared to the same period of 1998. Employee benefits also increased by $8,360 for the same periods. These increases reflected an increase in the number of full-time equivalent employees to 18 at the end of March 1999 from 13 at the end of March 1998. Additional staff was hired to support the internal growth in loans and deposits. Management does not anticipate any significant additions to staff during the next 12 months. Professional fees were $29,976 during the first quarter of 1999 compared to $19,987 in the first quarter of 1998. This increase is attributable to increases in legal fees, consulting fees and accounting fees associated with the growth of the Bank. Data processing increased $11,516 from the first quarter of 1998 to the first quarter of 1999. These fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity.

         The increase in the category of other operating expenses to $52,106 in the first three months of

1999 from $38,545 in the same period of 1998 was due to growth in operating expenses associated with the expansion of loans and deposits.

BALANCE SHEET REVIEW

Investment Securities

         At March 31, 1999 and March 31, 1998, the Company's investment securities portfolio was a significant component of total earning assets. Investment securities represented 28.3% of total earning assets at March 31, 1999 versus 39.4% at March 31, 1998. Total securities averaged $10.8 million in the first quarter of 1999 and totaled $9.5 at March 31, 1999. In 1998, total securities averaged $10.4 million and totaled $10.4 million at March 31, 1998. At March 31, 1999, the Company's total investment securities portfolio had a book value of $9,623,800 and a market value of $9,549,438 for an unrealized net loss of $74,362. The Company primarily invests in U.S. Treasury securities and securities of other U.S. Government agencies.

         Contractual maturities and yields on the Company's investment securities (all available for sale) at March 31, 1999 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

             Investment Securities Maturity Distribution and Yields

                                                    March 31, 1999
                                                    After one but           After five but
                            Within one year       Within five years        Within ten years          After ten years
                           -----------------     -------------------     --------------------     --------------------
                           Amount      Yield      Amount       Yield      Amount        Yield       Amount       Yield
                           ------      -----     --------      -----     --------       -----     ----------     -----
U.S. Treasury               $ --       0.00%     $     --      0.00%     $     --       0.00%     $       --     0.00%
U.S. Government
Agencies                      --       0.00%      498,325      6.16%      100,750       7.10%             --     0.00%
Mortgage-backed               --       0.00%      232,903      6.48%           --       0.00%      8,526,609     5.64%
Other                         --       0.00%           --      0.00%           --         --         190,850     6.00%
                            ----       ----                    ----                     ----                     ----
     Total                  $ --       0.00%     $731,228      6.27%     $100,750       7.10%     $8,717,459     5.65%
                            ====                               ====                     ====                     ====

         At March 31, 1999, short-term investments totaled $780,000 compared to $2,270,000 as of March 31, 1998. These funds are one source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis.

LOANS

         At March 31, 1999, net loans (gross loans less the allowance for loan losses) totaled $23.0 million, an increase of $9.5 million from March 31, 1998. Average gross loans increased from $13.4 million with a yield of 8.78% in 1998 to $22.2 million with a yield of 9.17% in 1999. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

         Since loans typically provide higher yields than other types of earning assets, one of the Bank's goals is for loans to represent the largest category of earning assets. Much progress was made in the effort as loans at March 31, 1999 were 69.4% of earning assets, versus 52.1% at March 31, 1998.

         The following table shows the composition of the loan portfolio by category at December 31, 1998 and 1997.

                         COMPOSITION OF LOAN PORTFOLIO

                                               MARCH 31, 1999                   MARCH 31, 1998
                                                             Percent                          Percent
                                           Amount           of Total        Amount           of Total
                                        ------------        --------     ------------        --------

Commercial                              $  4,244,887          18.2%      $  2,209,011          16.0%
Real estate - construction                 2,187,242           9.4%         2,314,484          16.8%
Real estate - mortgage                    13,586,628          58.3%         7,594,886          55.2%
Consumer                                   3,302,518          14.1%         1,646,447          12.0%
                                        ------------         -----       ------------         -----
      Loans, gross                        23,321,275         100.0%        13,764,828         100.0%
                                                             =====                            =====
Allowance for possible loan losses          (288,268)                        (204,502)
                                        ------------                     ------------
      Loans, net                        $ 23,033,007                     $ 13,560,326
                                        ============                     ============

         The principal component of the Company's loan portfolio at March 31, 1999 and 1998 was mortgage loans, which represented 58.3% and 55.2% of the portfolio respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits it loan-to-value ratio to 80%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of March 31, 1999.

      LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES
                                 March 31, 1999

                                           After one but        After
                             One year       within five         five
                              or less          Years            years           Total
                            ----------     -------------     ----------      -----------
Commercial                  $1,686,161      $ 2,478,853      $   79,873      $ 4,244,887
Real estate                    942,456       10,450,255       2,193,916       13,586,627
Construction                 1,837,242          350,000              --        2,187,242
Consumer                     1,191,069        1,760,330         351,120        3,302,519
                            ----------      -----------      ----------      -----------
     Total                  $5,656,928      $15,039,438      $2,624,909      $23,321,275
                            ==========      ===========      ==========      ===========
Fixed Interest Rate         $2,377,217      $13,828,381      $2,403,211      $18,608,809
Variable Interest Rate       3,279,711        1,211,057         221,698        4,712,466
                            ----------      -----------      ----------      -----------
     Total                  $5,656,928      $15,039,438      $2,624,909      $23,321,275
                            ==========      ===========      ==========      ===========

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The allowance for possible loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment about the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio. The level of this allowance is dependent upon the total amount of past due loans, general economic conditions, and management's assessment of potential losses. However, management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for possible loan losses or that additional increases in the allowance for possible loan losses will not be required.

         At March 31, 1999, the allowance for possible loan losses was 288,268, or 1.24% of outstanding loans, compared to an allowance for possible loans losses of $204,502, or 1.48% of outstanding loans at March 31, 1998. In the first quarter of 1999, the Bank had net charge-offs of $6,115. There were no net charge-offs in the same period of 1998. The Company had no non-performing loans at March 31, 1999 and $73,800 in non-performing loans at March 31, 1998.

                           Allowance for Loan Losses

                                                       THREE MONTHS ENDING MARCH 31,
                                                          1999               1998
                                                          ----               ----

Average loans outstanding                            $ 22,164,763        $13,384,498
Loans outstanding at period end                        23,321,275         13,764,828
Total nonperforming loans                                       0             73,800

Beginning balance of allowance                       $    263,215        $   169,502

Loans charged off                                          (6,115)                 0
Total recoveries                                                0                  0
                                                     ------------        -----------
Net loans charged off                                      (6,115)                 0

Provision for loan losses                                  31,168             35,000
                                                     ------------        -----------
Balance at period end                                $    288,268        $   204,502
                                                     ============        ===========

Net charge-offs to average loans                             0.03%              0.00%
Allowance as a percent of total loans                        1.24%              1.48%
Nonperforming loans as a
     Percentage of total loans                                 --               0.54%
Allowance as a percent of
     Nonperforming loans                                       --              277.1%

Deposits and Other Interest-Bearing Liabilities

         Average total deposits were $30.0 million and average interest-bearing deposits were $25.6 million in the first quarter of 1999. Average total deposits were $20.8 million and average interest-bearing deposits were $17.3 million in the same period of 1998. The following table sets forth the deposits of the Company by category as of March 31, 1999 and March 31, 1998.

                                  DEPOSITS


                                             MARCH 31, 1999              MARCH 31, 1998
                                                        Percent of                Percent of
                                          Amount         Deposits      Amount      Deposits
                                       -----------      ----------  -----------   ----------
Demand deposit accounts                $ 5,019,869         16.3%    $ 4,191,325      18.2%
NOW accounts                               847,481          2.8%        890,639       3.8%
Money market accounts                    3,518,609         11.4%      1,876,568       8.1%
Savings accounts                         4,222,366         13.7%      5,359,124      23.1%
Time deposits less than $100,000        12,275,130         39.8%      6,801,105      29.4%
Time deposits of $100,000 or over        4,918,701         16.0%      4,035,535      17.4%
                                       -----------        -----     -----------    ------
    Total deposits                     $30,802,156        100.0%    $23,154,296    100.00%
                                       ===========        =====     ===========    ======

         Internal growth, resulting primarily from special promotions and increased customer convenience of the main office facility opened in June 1997, generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $25.9 million at March 31, 1999 compared to $19.1 million at March 31, 1998. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 84% at both March 31, 1999 and March 31, 1998. The Company's loan-to-deposit ratio was 75.7% at March 31, 1999 versus 59.4% at March 31, 1998. The average loan-to-deposit ratio was 73.9% during the first quarter of 1999 and 64.5% during the same period of 1998.

CAPITAL

         Under the capital guidelines of the Office of the Comptroller of the Currency, the Bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized", banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholder's equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the Bank at March 31, 1999.


                              ANALYSIS OF CAPITAL
                                 March 31, 1999
                             (Amounts in thousands)

                                       Required                    Actual                     Excess
                                   ---------------          ------------------         ------------------
                                   Amount      %            Amount         %           Amount         %
                                   ------     ----          ------        ----         ------        ----
The Bank:
Tier 1 risk-based capital           1,045     4.00%          5,543        21.2%         4,498        17.2%
Total risk-based capital            2,090     8.00%          5,831        22.3%         3,741        14.3%
Tier 1 leverage                     1,449     4.00%          5,543        15.3%         4,094        11.3%


         A condition of the original offering was that a minimum of 525,000 shares be subscribed to and fully paid for. There were a total of 735,868 shares sold during the offering period with gross proceeds after offering expenses of $7,212,349 and $6,300,000 of this amount was used to capitalize the Bank. The Company believes that this amount is sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an on-going basis. The remaining offering proceeds will be used to provide working capital, including additional capital for investment in the Bank, if needed.

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

         The interest rate sensitivity position at March 31, 1999 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                         INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 1999

                                                 After three but    After one but
                              Within three        within twelve      within five       After five
                                 months              months             years            years             Total
                              ------------       ---------------    -------------      ----------       -----------
ASSETS
Earnings assets:
Federal funds sold            $    780,000        $        --        $        --       $       --       $   780,000
Investment securities                               4,111,794            731,228        4,706,416         9,549,438
Loans                            5,460,525          1,629,158         13,828,381        2,403,211        23,321,275
                              ------------        -----------        -----------       ----------       -----------
Total earning assets          $  6,240,525        $ 5,740,952        $14,559,609       $7,109,627       $33,650,713
                              ============        ===========        ===========       ==========       ===========
LIABILITIES
Interest-bearing
liabilities
Money market and NOW          $  4,366,091        $        --        $        --       $       --       $ 4,366,091
Regular savings deposits           484,412                                                                  484,412
Prime savings deposits           3,737,955                                                                3,737,955

Time deposits                    2,298,411          7,230,546          7,664,872               --        17,193,829
                              ------------        -----------        -----------       ----------       -----------
Total interest-bearing
liabilities                   $ 10,886,869        $ 7,230,546        $ 7,664,872       $       --       $25,782,287
                              ============        ===========        ===========       ==========       ===========
Period gap                    $ (4,646,344)       $(1,489,594)       $ 6,894,737       $7,109,627       $ 7,868,426
Cumulative gap                $ (4,646,344)       $(6,135,938)       $   758,799       $7,868,426       $ 7,868,426
Ratio of cumulative gap
to total earning assets              (13.8)%            (18.2)%              2.3%            23.4%

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

INDUSTRY DEVELOPMENTS

         Proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial services industry. Due to continued changes in the regulatory environment, additional legislation related to the banking industry is likely to continue. The Company cannot predict whether any of these proposals will be adopted or, it adopted, how these proposals will affect the Company.

YEAR 2000 ISSUES

         Some computers, software, and other equipment include programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to product correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem."

Assessment

         The year 2000 Problem could affect computers, software, and other equipment that the Company uses. Accordingly, the Company has developed a plan that provides for, among other things, the replacement or modifications of existing information systems as necessary. Because the primary hardware and software systems which the Company uses are presently certified by their vendors as Year 2000 compliant, the Company has not incurred significant costs to date relating to software modifications or new installations for the other systems. Most systems are made compliant through periodic software upgrades provided by the various vendors as part of the license agreements. However, while the Company does not expect the cost of these efforts to be material to its financial position or any year's operating results, there can be no assurance to this effect.

Internal Infrastructure

         The Company utilizes an outsourced data processing system for most of its accounting functions. The Company's primary systems have been tested by proxy with the vendor, which has tested in environments with like software and hardware systems as the Company. Banking regulators have approved this type of testing as a valid means of testing. The Company has received the vendor's Year 2000 test results. Based on this review, the Company does not believe that the data processing system has material Year 2000 issues. The Company believes that it has also identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The Company is in the process of upgrading and testing the systems that it has determined are not prepared for the Year 2000. The Company believes that the remediation of all systems will be completed by June 30, 1999. The Company has spent approximately $18,000 to get all of its systems Year 2000 compliant. The Company does not believe that the cost related to these efforts will be material to its business.

Systems Other Than Information Technology Systems

         In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other devices, may be affected by the Year 2000 Problem. The company has completed its assessment of the potential effect of, and the costing of remediating, the year 2000 Problem on this equipment. The Company estimates that its total cost of completing any required modification, upgrades, or replacement of these internal systems will not have a material effect on its businesses.

Suppliers and Other Third Parties

         The company has been gathering information from and has initiated communications with its suppliers and other third parties to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. The Company believes that the information systems and software it uses, and the network connections it maintains, are programmed to comply with Year 2000 requirement. However, there is a risk that they are not.

Customers

The Company believes that the largest Year 2000 Problem exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issues is not quantifiable. Management is attempting to reduce this exposure by educating its customers. In addition, during the loan underwriting process, management required documentation from commercial borrowers that they are taking all necessary measures to assure that their information systems technology is in compliance with the Year 2000 requirements.

Most Likely Consequences of year 2000 Problems

         The Company expects to identify and resolve all year 2000 Problems that could materially adversely affect its business, financial condition, or operating results. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how may failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures. As a result, the Company expects that it could possible suffer the following consequences:

         - A number of operations inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities;

         - System malfunctions that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

Contingency Plans

         The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company completed its contingency plans during the first quarter of 1999. Depending on the systems effected, these plans include (a) accelerated replacement of affected equipment or software;
(b) short term use of backup equipment and software; (c) increased work hours for the Company's personnel or use of contract personnel to correct on an accelerated schedule any year 2000 Problems which arise; and (d) other similar approaches. If the Company is required to implement any of these contingency plans, these plans could have a material adverse effect on its business, financial condition, or operating results.

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

         In April 1998, the FASB issued SFAS 132, "Employers' Disclosures about pensions and Other Postretirement Benefits." The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. While the new standard requires some additional information about benefit plans, it helps preparers of financial statements by eliminating certain disclosures and by standardizing the disclosures for pensions and other postretirement benefits to the extent practicable. SFAS 132 supersedes the disclosure requirements in SFAS 87, "Employers' Accounting for Pensions, "SFAS 88", "Employers Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other then Pensions." The new disclosures are effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 132 will not have an impact on the financial statements of the Company due to the disclosure only requirements.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of shareholders during the three months ended March 31, 1999.

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

                                     BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   May 14, 1999                 By:      /s/ William Gary Horn
       -------------                   ----------------------------------------
                                              William Gary Horn
                                              President