Form 10QSB
period 1999-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 1999-08-13
CIK 949228

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 1999
                                         -------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ------- EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

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


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         On July 31, 1999, 735,868 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                           CONSOLIDATED BALANCE SHEETS

                                                                       June 30,                     December 31,
                                                               1999                1998                 1998
                                                               ----                ----                 ----
                                                            (unaudited)         (unaudited)           (audited)

          ASSETS
Cash and due from banks                                    $  1,075,619        $    844,375        $    970,349
Federal funds sold                                            1,500,000           2,080,000           2,250,000
Investment securities available for sale                      8,904,424          10,866,728          11,524,689
Loans, net                                                   26,037,884          15,266,662          20,832,341
Premises and equipment, net                                   1,465,587           1,552,852           1,530,005
Real estate acquired in settlement of loans                     165,153                  --             288,074
Other assets                                                    560,499             975,042             549,164
                                                           ------------        ------------        ------------
     Total assets                                          $ 39,707,166        $ 31,585,659        $ 37,944,622
                                                           ============        ============        ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                            $  5,522,841        $  4,052,163        $  5,199,610
   Interest bearing deposits                                 27,600,591          20,576,209          25,935,432
                                                           ------------        ------------        ------------
     Total deposits                                          33,123,432          24,628,372          31,135,042
Other liabilities                                               166,392             308,920             335,924
                                                           ------------        ------------        ------------
     Total liabilities                                       33,289,824          24,937,292          31,470,966
                                                           ------------        ------------        ------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   Authorized; 735,868 shares issued and outstanding            735,868             735,868             735,868
Paid-in capital                                               6,476,481           6,476,481           6,476,481
Retained deficit                                               (728,632)           (587,151)           (740,819)
Accumulated other comprehensive income (loss)                   (66,375)             23,169               2,126
                                                           ------------        ------------        ------------
     Total shareholders' equity                               6,417,342           6,648,367           6,473,656
                                                           ------------        ------------        ------------
     Total liabilities and shareholders' equity            $ 39,707,166        $ 31,585,659        $ 37,944,622
                                                           ============        ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                           Six Months Ended                     Three Months Ended
                                                               June 30,                              June 30,
                                                               --------                              --------
                                                        1999               1998               1999               1998
                                                        ----               ----               ----               ----

INTEREST INCOME
   Interest and fees on loans                       $ 1,077,015        $   621,850        $   575,756        $   332,024
   Investment securities                                312,096            329,633            141,437            166,278
   Federal funds sold                                    18,688             48,768             10,058             32,501
                                                    -----------        -----------        -----------        -----------
          Total interest income                       1,407,799          1,000,251            727,251            530,803

INTEREST EXPENSE
   Deposits and borrowings                              661,109            496,898            332,186            267,640
                                                    -----------        -----------        -----------        -----------
          Net interest income                           746,690            503,353            395,065            263,163

PROVISION FOR POSSIBLE LOAN
   LOSSES                                                69,668             65,000             38,500             30,000
                                                    -----------        -----------        -----------        -----------
          Net interest income after provision
          for possible loan losses                      677,022            438,353            356,565            233,163
                                                    -----------        -----------        -----------        -----------

NONINTEREST INCOME
   Service fees on deposit accounts                      65,443             65,145             37,681             37,270
   Loss on sale of investment securities                (23,170)            (4,491)           (10,313)            (2,682)
   Other income                                          16,559             14,728              8,405              7,633
                                                    -----------        -----------        -----------        -----------
         Total noninterest income                        58,832             75,382             35,773             42,221
                                                    -----------        -----------        -----------        -----------

NONINTEREST EXPENSES
   Salaries and wages                                   303,502            258,007            155,778            130,659
   Employee benefits                                     57,063             41,938             28,784             22,019
   Supplies and printing                                 17,901             19,394              8,682             11,763
   Advertising and public relations                      22,870             16,652             11,670              7,321
   Professional fees                                     58,367             60,608             28,391             40,621
   Depreciation and amortization                        102,010             97,067             51,781             48,546
   Occupancy                                             20,785             22,615             10,832             12,008
   Data processing fees                                  35,168             19,949             15,774             12,071
   Other operating expenses                             104,186             78,019             52,080             39,474
                                                    -----------        -----------        -----------        -----------
          Total noninterest expenses                    721,852            614,249            363,772            324,482
                                                    -----------        -----------        -----------        -----------

         Income (loss) before income taxes               14,002           (100,514)            28,566            (49,098)

INCOME TAX EXPENSE (BENEFIT)                              1,815            (21,000)             4,864             (9,800)
                                                    -----------        -----------        -----------        -----------

          Net income (loss)                         $    12,187        $   (79,514)       $    23,702        $   (39,298)
                                                    ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER COMMON
    SHARE                                           $       .02        $      (.11)       $       .03        $      (.05)
                                                    ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                           735,868            735,868            735,868            735,868
                                                    ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                          Accumulated
                                                                                                             other        Total
                                                           Common stock          Paid-in      Retained   comprehensive shareholders'
                                                        Shares      Amount       capital       deficit       income       equity
                                                        ------      ------       -------       -------       ------       ------

BALANCE, DECEMBER 31, 1997                              735,868  $   735,868   $ 6,476,481  $  (507,636)  $     5,822  $ 6,710,535
   Net loss                                                  --           --            --      (79,514)           --      (79,514)
    Other comprehensive loss, net of income taxes:
        Unrealized gain on investment securities             --           --            --           --        12,856       12,856
        Less reclassification adjustments for losses
            included in net loss                             --           --            --           --         4,491        4,491
                                                                                                                       -----------
   Comprehensive loss                                        --           --            --           --            --      (61,167)
                                                        -------  -----------   -----------  -----------   -----------  -----------
BALANCE, JUNE 30, 1998                                  735,868  $   735,868   $ 6,476,481  $  (587,151)  $    23,169  $ 6,648,367
                                                        =======  ===========   ===========  ===========   ===========  ===========


                                                                                                         Accumulated
                                                                                                            Other         Total
                                                           Common stock         Paid-in      Retained   Comprehensive  Shareholders'
                                                        Shares      Amount      Capital       deficit       Loss          equity
                                                        ------      ------      -------       -------       ----          ------

BALANCE, DECEMBER 31, 1998                              735,868  $   735,868  $ 6,476,481  $  (740,819)  $     2,126   $ 6,473,656
   Net income                                                --           --           --       12,187            --        12,187
   Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities             --           --           --           --       (91,671)      (91,671)
        Less reclassification adjustments for losses
            Included in net income                           --           --           --           --        23,170        23,170
                                                                                                                       -----------
   Comprehensive loss                                        --           --           --           --            --       (56,314)
                                                        -------  -----------   -----------  -----------   -----------  -----------
BALANCE, JUNE 30, 1999                                  735,868  $   735,868  $ 6,476,481  $  (728,632)  $   (66,375)  $ 6,417,342
                                                        =======  ===========   ===========  ===========   ===========  ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                           --------
                                                                                                   1999                1998
                                                                                                   ----                ----

OPERATING ACTIVITIES
   Net loss                                                                                    $    12,187        $   (79,514)
   Adjustments to reconcile net loss to net cash provided by
        Operating activities:
        Deferred income taxes                                                                        1,815            (21,000)
        Provisions for loan losses                                                                  69,668             65,000
        Depreciation and amortization                                                              102,010             97,067
        Loss on sale of investment securities                                                       23,170              4,491
       (Increase) decrease in other assets                                                          22,237           (493,542)
        Increase (decrease) in other liabilities                                                   (21,191)           153,132
                                                                                               -----------        -----------
           Net cash provided by (used in) operating activities                                     209,896           (274,366)
                                                                                               -----------        -----------

INVESTING ACTIVITIES
   Purchase of investment securities                                                            (1,363,470)        (3,925,433)
   Maturities or calls of securities                                                             2,000,000          3,969,067
   Sales of securities                                                                           1,858,454                 --
   Decrease (increase) in Federal funds sold                                                       750,000           (870,000)

   Increase in loans, net                                                                       (5,275,211)        (4,148,058)

   Purchase of premises and equipment                                                              (28,799)            (2,330)
   Proceeds from sale of ORE                                                                       124,921                 --
                                                                                               -----------        -----------
         Net cash used in investing activities                                                  (1,934,105)        (4,976,754)
                                                                                               -----------        -----------

FINANCING ACTIVITIES
   Increase in deposits                                                                          1,988,390          4,556,451
   Decrease in borrowed funds                                                                     (158,912)                --
                                                                                               -----------        -----------
          Net cash provided by financing activities                                              1,829,479          4,556,451
                                                                                               -----------        -----------

          Net increase (decrease) in cash and cash equivalents                                     105,270           (694,669)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                                   $   970,349        $ 1,539,044
                                                                                               ===========        ===========

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                                      $ 1,075,619        $   844,375
                                                                                               ===========        ===========

CASH PAID FOR
   Income taxes                                                                                $        --        $        --
                                                                                               -----------        -----------
   Interest                                                                                    $   650,474        $   494,848
                                                                                               -----------        -----------

  The accompanying notes are an integral part of these consolidated financial statements

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

RESULTS OF OPERATIONS

EARNINGS REVIEW

         The Company's net profit was $12,187, or $0.02 per common share, for the six months ended June 30, 1999 as compared to a loss of $79,514, or $0.11 per common share, for the six months ended June 30, 1998. The Company's net profit was $23,702, or $.03, per common share, for the three months ended June 30, 1999 as compared to a loss of $39,298, or $.05, for the same period of 1998. The improvement in net income reflects the Bank's continued strong growth trends, as average earning assets increased to $34.6 million during the first six months of 1999 from $26.2 million during the same period of 1998. The return on average assets for the six month period ended June 30 was .06% in 1999 compared to (.55)% in 1998; the return on average equity was .39% in 1999 versus (2.40)% in 1998.

         During the first half of 1999, net interest income increased to $746,690 from $503,353 in the same period of 1998. The growth in net interest income resulted from an increase of $407,548 in interest income, partially offset by an increase in interest expense of $164,211. For the three months ended June 30, 1999, net interest income increased to $395,065 from $263,163 over the comparable period of 1998. The net interest spread was 3.11% in the first six months of 1999 compared to 2.26% during the same period of 1998. The net interest margin was 4.36% for the period ended June 30, 1999 compared to 3.87% for the same period of 1998.

         The provision for loan losses was $69,668 for the six month period and $38,500 for the three month period ended June 30, 1999, compared to $65,000 and $30,000 for the six month and three month periods ended June 30, 1998. The Company's allowance for loan losses as a percentage of its period end loans was 1.24% and 1.10% at June 30, 1999 and 1998, respectively. Net charge-offs totaled $6,115 for the first half of 1999. In the same period of 1998, there were $64,623 in net charge offs. The Company had $14,350 in non-performing loans at June 30, 1999. There were no non-performing loans at June 30, 1998.

         Noninterest income for the six month period ended June 30, 1999 was $58,832, compared to $75,382 in the same period of 1998. This decline was due primarily to an increase in the net loss realized on securities sold from $4,491 in 1998 to $23,170 in 1999. For the three month periods ended June 30, 1999 and 1998, noninterest income was $35,773 and $42,221 respectively.

         Noninterest expense was $721,852 for the six month period ended June 30, 1999, which was an increase of $107,603 over the same period of 1998. For the three months ended June 30, noninterest expense was $363,772 in 1999 and $324,482 in 1998. These increases in noninterest expense reflect increases in salaries, data processing fees and other expenses related to the growth of the loans and deposits of the Bank.

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


                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                          For the six months ended                    For the six months ended
                                                June 30, 1999                               June 30, 1998
                                                -------------                               -------------

                                    Average         Income/      Yield/         Average         Income/      Yield/
                                    Balance         Expense       Rate          Balance         Expense       Rate
                                    -------         -------       ----          -------         -------       ----

Federal funds sold             $      787,459    $     18,688       4.79%  $    1,775,967    $     48,768       5.54%
Investment securities               9,970,539         312,096       6.31%      10,584,066         329,633       6.28%
Net loans                          23,816,870       1,077,015       9.12%      13,888,055         621,850       9.03%
                               --------------    ------------  ----------  --------------    ------------  ----------
     Total earning assets      $   34,574,868    $  1,407,799       8.21%  $   26,248,088    $  1,000,251       7.68%
                               ==============    ============  ==========  ==============    ============  ==========

Interest-bearing deposits      $   26,034,775    $    658,501       5.10%  $   18,374,861    $    489,219       5.37%
Other borrowings                       94,756           2,608       5.55%         103,631           7,679      14.94%
                               --------------    ------------  ----------  --------------    ------------  ----------
     Total interest-bearing
            Liabilities        $   26,129,531    $    661,109       5.10%  $   18,478,492    $    496,898       5.42%
                               ==============    ============  ==========  ==============    ============  ==========

Net interest spread                                                 3.11%                                       2.26%
Net interest income/margin                       $    746,690       4.36%                    $    503,353       3.87%
                                                 ============  ==========                    ============  ==========

         As reflected above, for the first half of 1999 the average yield on earning assets amounted to 8.21%, while the average cost of interest-bearing liabilities was 5.10%. For the same period of 1998, the average yield on earning assets was 7.68% and the average cost of interest-bearing liabilities was 5.42%. The increase in the yield on earning assets is attributable to a significant increase in outstanding loans which earn higher rates than other components of earning assets. This increase in average loans of $9.9 million was expected as the Bank continues to build its customer base. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended June 30, 1999 was 4.36% and for 1998 was 3.87%. This increase was the result of growth in average earning assets of $8.3 million, or 32%, partially offset by a $7.7 million increase in interest-bearing liabilities. In addition, the weighted average rates on earning assets increased by 53 basis points while the rate on deposits declined 32 basis points. The increase in outstanding balances was predicted since the Bank is expanding its core base of loans and deposits.

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

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                  -------------------------------------------
                                  Six months ended June 30, 1999 versus 1998
                                  -------------------------------------------
                                    Volume            Rate         Net change
                                    ------            ----         ----------

Federal funds sold                $ (23,459)       $  (6,621)       $ (30,080)
Investment securities               (19,205)           1,668          (17,537)
Loans                               448,988            6,177          455,165
                                  ---------        ---------        ---------
     Total earning assets           406,324            1,224          407,548

Interest-bearing deposits           193,743          (24,461)         169,282
Other borrowings                       (244)          (4,827)          (5,071)
                                  ---------        ---------        ---------
     Total interest-bearing
            Liabilities             193,499          (29,288)         164,211
                                  ---------        ---------        ---------
Net interest income               $ 212,825        $  30,512        $ 243,337
                                  =========        =========        =========

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $69,668 for the first six months of 1999 and $65,000 for the same period of 1998. The increase was the result of management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Management anticipates loan growth will continue to be strong in 1999 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

NONINTEREST INCOME

         Noninterest income decreased to $58,832 in the first half of 1999 from $75,382 in the same period of 1998 and from $42,221 for the three months ended June 30, 1998 to $35,773 in the same period of 1999. While service fees on deposit accounts remained constant, the net loss on the sale of investment securities increased to $23,170 from $4,491 for the six month period and to $10,313 for the three months ended June 30, 1999 from $2,682 for the same period of 1998. These losses primarily relate to paydowns on mortgage backed securities and result from movements in market interest rates since the securities were acquired.

NONINTEREST EXPENSE

         Total noninterest expense increased from $614,249 for the six months ended June 30, 1998 to $721,852 for the same period of 1999, and from $324,482 for the three months ended June 30, 1998 to $363,772 in the same period of 1999. The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of the Bank to $38.9 million in assets at June 30, 1999 from $30.8 million at June 30, 1998. Salary and wages increased by $45,495 during the six months and $25,119 during the three months ended June 30, 1999 compared to the same periods in 1998, and employee benefits increased by $15,125 and $6,765 during these periods. These increases are partially the result of an increase in the number of full-time equivalent employees to 18 at the end of June 1999 from 16 at the end of June 1998. Additional staff was hired to support the internal growth in loans and deposits. Management does not anticipate any significant additions to staff during the next 12 months. Professional fees were $58,357 during the six months ended and $28,391 during the three months ended June 30, 1999, compared to $60,608 and $40,621 during the comparable periods of 1998. These increases are attributable to increases in legal fees, consulting fees and accounting fees associated with the growth of the bank. For the six month period ended June 30, 1999, data processing increased to $35,168 from $19,949 during the same period of 1998. For the three months ended June 30, 1999, data processing expense was $15,774 compared to $12,071 for the same period of 1998. These fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity.

         Other operating expenses increased $26,167 during the six months ended June 30, 1999 compared to the same period of 1998, and increased $12,606 during the three month period ended June 30, 1999 compared to the same period of 1998. These increases were due to growth in operating expenses associated with the expansion of loans and deposits.

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

         At June 30, 1999 and June 30, 1998, the Company's investment securities portfolio was a significant component of total earning assets. Investment securities represented 24.2% of total earning assets at June 30, 1999 versus 38.2% at June 30, 1998. Total securities averaged $10.0 million in the first half of 1999 and totaled $8.9 at June 30, 1999. In the same period of 1998, total securities averaged $10.6 million and totaled $10.9 million at June 30, 1998. At June 30, 1999, the Company's total investment securities portfolio had a book value of $9,004,131 and a market value of $8,904,424 for an unrealized net loss of $99,705. The Company primarily invests in U.S. Government Agency Mortgage backed securities.

         Contractual maturities and yields on the Company's investment securities (all available for sale) at June 30, 1999 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

                                  JUNE 30, 1999

                                               After one but           After five but
                          Within one year    Within five years        Within ten years        After ten years
                          ---------------    -----------------        ----------------        ---------------
                           Amount  Yield      Amount    Yield        Amount       Yield      Amount      Yield
                           ------  -----      ------    -----        ------       -----      ------      -----

U.S. Treasury              $  --     --%       $  --      --%      $       --        --%   $       --       --%

U.S. Government Agencies      --     --%          --      --%              --        --%           --       --%

Mortgage-backed               --     --%          --      --%         341,052      7.33%    8,360,029     6.04%

Other                         --     --%          --      --%              --        --%      303,050     6.00%
                           -----    ---        -----     ---       ----------      ----    ----------     ----
     Total                 $  --     --%       $  --      --%      $  341,052      7.33%   $8,663,079     6.04%
                           =====               =====     ===       ==========      ====    ==========     ====

         At June 30, 1999, short-term investments totaled $1,500,000 compared to $2,080,000 as of June 30, 1998. These funds are one source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis.

LOANS

         At June 30, 1999, net loans (gross loans less the allowance for loan losses) totaled $26.0 million, an increase of $10.8 million from June 30, 1998. Average gross loans increased from $13.9 million with a yield of 9.03% in 1998 to $23.8 million with a yield of 9.12% in 1999. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

         Since loans typically provide higher yields than other types of earning assets, one of the Bank's goals is for loans to represent the largest category of earning assets. Much progress was made in the effort as loans at June 30, 1999 were 71.8% of earning assets, versus 54.5% at June 30, 1998.

         The following table shows the composition of the loan portfolio by category at June 30, 1999 and 1998.

                                        COMPOSITION OF LOAN PORTFOLIO
                                                JUNE 30, 1999                 JUNE 30, 1998

                                                          Percent                       Percent
                                             Amount       of Total         Amount       Of Total
                                             ------       --------         ------       --------

Commercial                               $  4,537,691       17.2%     $   2,562,784       16.6%
Real estate - construction                  2,574,233        9.8%         1,362,162        8.8%
Real estate - mortgage                     15,374,725       58.3%         9,614,262       62.3%
Consumer                                    3,878,003       14.7%         1,897,332       12.3%
                                         ------------      -----      -------------      -----
      Loans, gross                         26,364,652      100.0%        15,436,540      100.0%
                                                           =====                         =====
Allowance for possible loan losses           (326,768)                     (169,878)
                                         ------------                 -------------
      Loans, net                         $ 26,037,884                 $  15,266,662
                                         ============                 =============

         The principal component of the Company's loan portfolio at June 30, 1999 and 1998 was mortgage loans, which represented 58.3% and 62.3% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits it loan-to-value ratio to 80%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of June 30, 1999.

                                     LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                JUNE 30, 1999

                                                      After one but       After
                                        One year       Within five        Five
                                         or less          Years           Years           Total
                                         -------          -----           -----           -----

Commercial                             $ 1,807,740     $ 2,627,855     $   108,508     $ 4,544,103
Real estate                              1,400,884      12,387,922       1,610,040      15,398,846
Construction                             2,152,923         380,000          65,842       2,598,765
Consumer                                 1,558,436       1,879,234         448,237       3,885,907
                                       -----------     -----------     -----------     -----------
     Total gross loans                 $ 6,919,983     $17,275,011     $ 2,232,627     $26,427,621
                                       ===========     ===========     ===========     ===========
Fixed Interest Rate                    $ 3,252,276     $15,631,107     $ 1,989,258     $20,872,641
Variable Interest Rate                   3,667,707       1,643,904         243,369       5,554,980
                                       -----------     -----------     -----------     -----------
     Total gross loans                 $ 6,919,983     $17,275,011     $ 2,232,627     $26,427,621
                                       ===========     ===========     ===========     ===========

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

         Management maintains an allowance for possible loan losses to cover losses in the loan portfolio. The allowance for possible loan losses is established through charges in the form of a provision for loan losses. Loan losses and recoveries are charged or credited directly to the allowance. The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for potential losses in the Company's loan portfolio. The level of this allowance is dependent upon a number of factors, including the total amount of past due loans, general economic conditions, regulatory reviews, and management's assessment of potential losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Ultimately, losses may vary from current estimates and future additions to the allowance may be necessary. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Management evaluates the adequacy of the allowance for loan losses quarterly and makes provisions for loan losses based on this evaluation.

         At June 30 1999, the allowance for possible loan losses was 326,768, or 1.24% of outstanding loans, compared to an allowance for possible loans losses of $169,898, or 1.10% of outstanding loans, at June 30, 1998. In the first half of 1999, the Bank had net charge-offs of $6,115. In the same period of 1998, there were $64,623 in net charge offs. The Company had $14,350 in non-performing loans at June 30, 1999. There were no non-performing loans at June 30, 1998.

                            ALLOWANCE FOR LOAN LOSSES

                                                      SIX MONTHS ENDING JUNE 30,
                                                      1999                 1998
                                                      ----                 ----

Average loans outstanding                        $ 23,816,870         $ 13,888,055
Loans outstanding at period end                    26,364,653           15,436,540
Total nonperforming loans                              14,350                   --

Beginning balance of allowance                   $    263,215         $    169,502

Loans charged off                                      (6,115)             (64,624)
Total recoveries                                            0                    0
                                                 ------------         ------------
Net loans charged off                                  (6,115)             (64,624)

Provision for loan losses                              69,668               65,000
                                                 ------------         ------------
Balance at period end                            $    326,768         $    169,879
                                                 ============         ============

Net charge-offs to average loans                         0.03%                0.05%
Allowance as a percent of total loans                    1.24%                1.10%
Nonperforming loans as a
     percentage of total loans                            .05%                0.00%
Allowance as a percent of
     nonperforming loans                              2,277.1%                 N/A


DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Average total deposits were $30.9 million and average interest-bearing deposits were $26.0 million in the first half of 1999. Average total deposits were $22.2 million and average interest-bearing deposits were $18.4 million in the same period of 1998. The following table sets forth the deposits of the Company by category as of June 30, 1999 and June 30, 1998.

                                                 DEPOSITS
                                               JUNE 30, 1999              JUNE 30, 1998
                                                      Percent of                 Percent of
                                           Amount      Deposits       Amount      Deposits
                                           ------      --------       ------      --------

Demand deposit accounts                 $ 5,522,841      16.8%     $ 4,052,163      16.5%
NOW accounts                              1,032,992       3.1%         788,834       3.2%
Money market accounts                     3,693,229      11.1%       3,073,887      12.5%
Savings accounts                          4,725,085      14.2%       4,342,720      17.6%
Time deposits less than $100,000         12,831,695      38.8%       7,860,806      31.9%
Time deposits of $100,000 or over         5,317,590      16.0%       4,509,962      18.3%
                                        -----------     -----      -----------     ------
     Total deposits                     $33,123,432     100.0%     $24,628,372     100.00%
                                        ===========     =====      ===========     ======

         Internal growth, resulting primarily from special promotions and increased customer convenience of the main office facility opened in June 1997, generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $27.8 million at June 30, 1999 compared to $20.1 million at June 30, 1998. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 84% at June 30 1999 and 82% at June 30, 1998. The Company's loan-to-deposit ratio was 79.6% at June 30, 1999 versus 62.7% at June 30, 1998. The average loan-to-deposit ratio was 77.0% during the half of 1999 and 62.6% during the same period of 1998.

CAPITAL

         Under the capital guidelines of the Office of the Comptroller of the Currency, the Bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized", banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the Bank at June 30, 1999.

                               ANALYSIS OF CAPITAL
                                  JUNE 30, 1999
                             (Amounts in thousands)

                                        Required                   Actual                       Excess
                                        --------                   ------                       ------
                                  Amount          %         Amount          %          Amount             %
                                  ------         ---        ------         ---         ------            ---

The Bank:
Tier 1 risk-based capital          1,158        4.00%        5,567        19.2%         4,409           15.2%
Total risk-based capital           2,316        8.00%        5,894        19.7%         3,578           11.7%
Tier 1 leverage                    1,158        4.00%        5,567        14.8%         4,409           10.8%


         A condition of the original offering was that a minimum of 525,000 shares be sold. There were a total of 735,868 shares sold during the offering period with gross proceeds after offering expenses of $7,212,349, and $6,300,000 of this amount was used to capitalize the Bank. The Company believes that this amount is sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an on-going basis. The remaining offering proceeds will be used to provide working capital, including additional capital for investment in the Bank, if needed.

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

         The interest rate sensitivity position at June 30, 1999 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 1999


                                                   After three but   After one but
                                  Within three      Within twelve     within five      After five
                                     months             months           Years            years             Total
                                     ------             ------           -----            -----             -----

ASSETS
Earning assets:
   Federal funds sold             $  1,500,000      $         --      $         --     $         --     $  1,500,000
   Investment securities                               3,210,814                --        5,693,610        8,904,424
   Loans                             6,551,534         2,255,722        15,631,107        1,989,258       26,427,621
                                  ------------      ------------      ------------     ------------     ------------
        Total earning assets      $  8,051,534      $  5,466,536      $ 15,631,107     $  7,682,868     $ 36,832,045
                                  ============      ============      ============     ============     ============

LIABILITIES
Interest-bearing liabilities
   Money market and NOW           $  4,726,221      $         --      $         --     $         --     $  4,726,221
   Regular savings deposits            641,219                --                --               --          641,219
   Prime savings deposits            4,083,866                --                --               --        4,083,866
   Time deposits                     3,643,232         2,477,142        12,028,911               --       18,149,285
                                  ------------      ------------      ------------     ------------     ------------
        Total interest-bearing
            liabilities           $ 13,094,538      $  2,477,142      $ 12,028,911     $         --     $ 27,600,591
                                  ============      ============      ============     ============     ============

Period gap                        $ (5,043,004)     $  2,989,394      $  3,602,196     $  7,682,868     $  7,868,426
Cumulative gap                    $ (5,043,004)     $ (2,053,610)     $  1,548,586     $  9,231,454     $  7,868,426
Ratio of cumulative gap to
        total earning assets             (13.7)%           (5.58)%             4.2%            25.1%


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

YEAR 2000 ISSUES

         Some computers, software, and other equipment include programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem."

ASSESSMENT

         The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem." The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We rely on third party vendors to supply most of our computer and telecommunication systems and other office equipment. Our technology and processing vendors work with many other financial institutions, all of whom, like us, are required by their bank regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulatory and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced. Nonetheless, there is a risk that the Year 2000 issues could negatively affect our business.

INTERNAL INFRASTRUCTURE

         The Company utilizes an outsourced data processing system by Fiserv for most of its accounting functions. Fiserv is a well-established company and provides computer systems and data processing for numerous financial institutions. Fiserv has tested its systems with software and hardware similar to the Company's. The Company has reviewed these test results and is relying on them as a proxy for a test of its own systems with Fiserv. Banking regulators have approved this type of testing as a valid means of testing. Based on this review, the Company does not believe that its data processing system has any material Year 2000 issues. Based on this review, the Company does not believe that the data processing system has material Year 2000 issues. The Company believes that it has also identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The Company is in the process of upgrading and testing the systems that it has determined are not prepared for the Year 2000. Remediation of all systems was completed by June 30, 1999. The Company has spent approximately $42,000 to get all of its systems Year 2000 compliant. The Company does not believe that the cost related to these efforts will be material to its business.

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS

         In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other devices, may be affected by the Year 2000 Problem. The company has completed its assessment of the potential effect of, and the costing of remediating, the year 2000 Problem on this equipment. The Company estimates that its total cost of completing any required modification, upgrades, or replacement of these internal systems will not have a material effect on its business.

SUPPLIERS AND OTHER THIRD PARTIES

         The Company has been gathering information from and has initiated communications with its suppliers and other third parties to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. The Company believes that the information systems and software it uses, and the network connections it maintains, are programmed to comply with Year 2000 requirement. Nevertheless, there is a risk that some of the hardware or software that the Company uses will not be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans, the Company's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

CUSTOMERS

         The Company believes that the largest Year 2000 Problem exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issues is not quantifiable. Management is attempting to reduce this exposure by educating its customers. In addition, during the loan underwriting process, management requires documentation from commercial borrowers that they are taking all necessary measures to assure that their information systems technology is in compliance with the Year 2000 requirements.

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS

         The Company expects to identify and resolve all year 2000 Problems that could materially adversely affect its business, financial condition, or operating results. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how may failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures. As a result, the Company expects that it could possibly suffer the following consequences:

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

         Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, the Company has secured an additional line of credit with the Federal Home Loan Bank. The Company is also taking the appropriate measures to secure additional lines of credit at the Federal Reserve Discount Window.

CONTINGENCY PLANS

         The Company has developed contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. Depending on the systems effected, these plans include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for the Company's personnel or use of contract personnel to correct on an accelerated schedule any year 2000 Problems which arise; and (d) other similar approaches. If the Company is required to implement any of these contingency plans, these plans could have a material adverse effect on its business, financial condition, or operating results.


                     MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock, of which 735,868, for a total of $7,358,680, were sold in the initial public offering and are outstanding. As of July 21, 1999, the Company had 939 shareholders of record. There is no established trading market in the Common Stock, and one is not expected to develop in the near future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

1. The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Raymond E. Cleary, III, William Gary Horn, Joe N. Jarrett, Jr., Richard E. Lester, and Don J. Smith. The current Class II directors are Michael Bert Anderson, Orvis Bartlett Buie, Michael D. Harrington, Diane W. Sammons, and Rick H. Seagroves. The current Class III directors are Vernie E. Dove, Jack L. Green, Jr., Samuel Robert Spann, Jr., B. Larkin Spivey, Jr., and James C. Yahnis. The Class I directors were up for reelection at this year's annual meeting held April 22, 1999. Each of the existing Class I directors was reelected at the annual meeting. For Mr. Cleary, 413,397 votes were cast in favor of his reelection as director and 100 votes were withheld while no votes abstained. For Mr. Horn, 413,097 votes were cast in favor of his reelection as director and 400 votes were withheld while no votes abstained. For Mr. Jarrett, 413,497 votes were cast in favor of his reelection as director and no votes were withheld and no votes abstained. For Mr. Lester, 413,497 votes were cast in favor of his reelection as director and no votes were withheld and no votes abstained. For Mr. Smith, 413,197 votes were cast in favor of his reelection as director and 300 votes were withheld while no votes abstained. The terms of the Class II directors will expire at the 2000 Annual Shareholders Meeting, and the terms of the Class III directors will expire at the 2001 Annual Shareholders Meeting.


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

                                       BEACH FIRST NATIONAL BANCSHARES, INC.


Date:  August 10, 1999                 By: /s/ William Gary Horn
       ---------------                    --------------------------------------
                                               William Gary Horn
                                               President


                                               /s/ Ann W. Jones
                                          --------------------------------------
                                                   Ann W. Jones
                                               Chief Financial and Principal
                                               Accounting Officer