Form 10QSB
period 1999-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 1999-11-12
CIK 949228

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 1999
                                         ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

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

         On October 29, 1999, 735,868 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                          CONSOLIDATED BALANCE SHEETS

                                                                    September 30,               December 31,
                                                               1999               1998              1998
                                                               ----               ----              ----
                                                            (audited)         (unaudited)        (unaudited)
                                                                                                  ---------
          ASSETS
Cash and due from banks                                   $  2,788,325       $    867,852       $    970,349
Federal funds sold                                             850,000          2,470,000          2,250,000
Investment securities available for sale                     9,627,456         13,573,643         11,524,689
Loans, net                                                  30,352,189         16,780,851         20,832,341
Premises and equipment, net                                  1,407,341          1,523,287          1,530,005
Real estate acquired in settlement of loans                    163,153                               288,074
                                                                                  161,012
Other assets                                                   748,243            762,526            549,164
                                                          ------------       ------------       ------------
      Total assets                                        $ 45,936,707       $ 36,139,171       $ 37,944,622
                                                          ============       ============       ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                           $  7,910,392       $  4,159,976       $  5,199,610
   Interest bearing deposits                                29,590,315         25,008,005         25,935,432
                                                          ------------       ------------       ------------
     Total deposits                                         37,500,707         29,167,981         31,135,042
Other borrowings                                             1,900,000            159,465                  0
Other liabilities                                              217,213            206,773            335,924
                                                          ------------       ------------       ------------
     Total liabilities                                      39,617,920         29,534,219         31,470,966
                                                          ------------       ------------       ------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   Authorized; 735,868 shares issued and outstanding           735,868            735,868            735,868
Paid-in capital                                              6,476,481          6,476,481          6,476,481
Retained deficit                                              (701,259)          (635,568)          (740,819)
Accumulated other comprehensive income (loss)                 (192,303)            28,171              2,126
                                                          ------------       ------------       ------------
     Total shareholders' equity                              6,318,787          6,604,952          6,473,656
                                                          ------------       ------------       ------------
     Total liabilities and shareholders' equity           $ 45,936,707       $ 36,139,171       $ 37,944,622
                                                          ============       ============       ============



The accompanying notes are an integral part of these consolidated financial statements.

                                                           Nine Months Ended                Three Months Ended
                                                             September 30,                     September 30,
                                                             -------------                     -------------
                                                        1999              1998             1999            1998
                                                        ----              ----             ----            ----
INTEREST INCOME
   Interest and fees on loans                       $ 1,730,038       $   996,363       $ 653,022       $ 374,513
   Investment securities                                468,938           510,132         156,842         180,498
   Federal funds sold                                    36,692           105,397          18,005          56,629
                                                    -----------       -----------       ---------       ---------
          Total interest income                       2,235,668         1,611,892         827,869         611,640

INTEREST EXPENSE
   Deposits                                           1,028,616           797,297         367,507         308,078
   Other borrowings                                       4,478            11,037           4,478           3,357
                                                    -----------       -----------       ---------       ---------

          Total interest expense                      1,033,094           808,334         371,985         311,435

          Net interest income                         1,202,574           803,558         455,884         300,205

PROVISION FOR POSSIBLE LOAN
   LOSSES                                               119,168            92,500          49,500          27,500
                                                    -----------       -----------       ---------       ---------
          Net interest income after  provision
            for possible loan losses                  1,083,406           711,058         406,384         272,705
                                                    -----------       -----------       ---------       ---------

NONINTEREST INCOME
   Service fees on deposit accounts                     108,294            98,341          42,851          33,195
   Loss on sale of investment securities                (29,573)          (10,729)         (6,403)         (6,238)
   Other income                                          23,491            15,355           6,934           5,117
                                                    -----------       -----------       ---------       ---------
          Total noninterest income                      102,212           102,967          43,382          32,074
                                                    -----------       -----------       ---------       ---------

NONINTEREST EXPENSES
   Salaries and wages                                   477,226           398,052         173,725         140,043
   Employee benefits                                     88,467            67,863          31,404          25,925
   Supplies and printing                                 26,837            35,799           8,936          16,405
   Advertising and public relations                      36,888            31,734          14,019          15,082
   Professional fees                                    105,865           103,773          47,499          43,165
   Depreciation and amortization                        154,620           145,907          52,609          48,839
   Occupancy                                             33,841            33,970          13,056          11,355
   Data processing fees                                  53,247            31,826          18,079          11,877
   Other operating expenses                             161,894           124,351          57,708          50,825
                                                    -----------       -----------       ---------       ---------
          Total noninterest expenses                  1,138,885           973,275         417,035         363,516
                                                    -----------       -----------       ---------       ---------

         Income (loss) before income taxes               46,733          (159,250)         32,731         (58,737)

INCOME TAX EXPENSE (BENEFIT)                              7,173           (31,320)          5,358         (10,320)
                                                    -----------       -----------       ---------       ---------
          Net income (loss)                         $    39,560       $  (127,930)      $  27,373       $ (48,417)
                                                    ===========       ===========       =========       =========

NET INCOME (LOSS) PER COMMON
    SHARE                                           $       .05       $      (.17)      $     .04       $    (.07)
                                                    ===========       ===========       =========       =========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                           735,868           735,868         735,868         735,868
                                                    ===========       ===========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                     BEACH FIRST NATIONAL BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                        Accumulated
                                                                                                           other         Total
                                                         Common stock          Paid-in      Retained   comprehensive  shareholders'
                                                      Shares      Amount       capital       Deficit      income         Equity
                                                      ------      ------       -------       -------      ------         ------

BALANCE, DECEMBER 31, 1997                             735,868   $ 735,868   $ 6,476,481   $ (507,636)   $    5,822   $  6,710,535
   Net loss                                                 --          --            --     (127,930)           --       (127,930)
   Other comprehensive loss, net of income taxes:
        Unrealized gain on investment securities            --          --            --           --        13,766         11,620

        Less reclassification adjustments for losses
            included in net loss                            --          --            --           --         8,583         10,729
                                                                                                                      ------------
   Comprehensive loss                                       --          --            --           --            --       (105,581)
                                                     ---------   ---------   -----------   ----------    ----------   ------------
BALANCE, SEPTEMBER 30, 1998                            735,868   $ 735,868   $ 6,476,481   $ (635,568)   $   28,171   $  6,604,952
                                                     =========   =========   ===========   ==========    ==========   ============


                                                                                                        Accumulated
                                                                                                           Other          Total
                                                           Common stock        Paid-in      Retained   Comprehensive  Shareholders'
                                                      Shares       Amount      Capital       Deficit        Loss          Equity
                                                      ------       ------      -------       -------        ----          ------

BALANCE, DECEMBER 31, 1998                             735,868   $ 735,868   $ 6,476,481   $ (740,819)   $    2,126   $  6,473,656
   Net income                                               --          --            --       39,560            --         39,560
   Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities            --          --            --           --                     (224,002)
                                                                                                           (218,087)
        Less reclassification adjustments for losses
            included in net income                          --          --            --           --        23,658         29,573
                                                                                                                      ------------
   Comprehensive loss                                       --          --            --           --            --       (154,869)
                                                     ---------   ---------   -----------   ----------    ----------   ------------
BALANCE, SEPTEMBER 30, 1999                            735,868   $ 735,868   $ 6,476,481   $ (701,259)   $ (192,303)  $  6,318,787
                                                     =========   =========   ===========   ==========    ==========   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                     BEACH FIRST NATIONAL BANCSHARES, INC.
                          MYRTLE BEACH, SOUTH CAROLINA
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                           ------------------------------
                                                                                1999               1998
                                                                                ----               ----
OPERATING ACTIVITIES
   Net income (loss)                                                       $     39,560      $   (127,930)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Deferred income taxes                                                     7,173           (31,320)
        Provisions for loan losses                                              119,168            92,500
        Depreciation and amortization                                           154,620           145,907
        Loss on sale of investment securities                                    29,573            10,729
        (Increase) decrease in other assets                                     (64,996)          311,478
        Increase (decrease) in other liabilities                                 40,201           210,450
                                                                           ------------      ------------
           Net cash provided by operating activities                            325,299           611,814
                                                                           ------------      ------------

INVESTING ACTIVITIES
   Purchase of investment securities                                         (2,790,691)       (9,224,387)
   Maturities or calls of securities                                          2,000,000         5,778,125
   Sales of securities                                                        2,348,270                --
   Decrease (increase) in Federal funds sold                                  1,400,000
                                                                                               (1,260,000)
   Increase in loans, net                                                    (9,639,016)
                                                                                               (5,662,247)
   Purchase of premises and equipment                                           (57,560)          (10,557)
   Proceeds from sale of ORE                                                    124,921                --
                                                                           ------------      ------------
        Net cash used in investing activities                                (6,614,076)      (10,379,066)
                                                                           ------------      ------------

FINANCING ACTIVITIES
   Increase in deposits                                                       6,365,665         9,096,060
   Increase in borrowed funds                                                 1,741,088                --
                                                                           ------------      ------------
          Net cash provided by financing activities                           8,106,753         9,096,060
                                                                           ------------      ------------

          Net increase (decrease) in cash and cash equivalents                1,817,976          (671,192)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                               $    970,349      $  1,539,044
                                                                           ============      ============

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                  $  2,788,325      $    867,852
                                                                           ============      ============

CASH PAID FOR
   Income taxes                                                            $      1,000      $         --
                                                                           ------------      ------------
   Interest                                                                $  1,022,965      $    778,198
                                                                           ------------      ------------


              The accompanying notes are an integral part of these
                      consolidated financial statements.

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

RESULTS OF OPERATIONS
---------------------

EARNINGS REVIEW

         The Company's net profit was $39,560, or $0.05 per common share, for the nine months ended September 30, 1999 as compared to a loss of $127,930, or $0.17 per common share, for the nine months ended September 30, 1998. The Company's net profit was $27,373, or $.04, per common share, for the three months ended September 30, 1999 as compared to a loss of $48,417, or $.07, for the same period of 1998. The improvement in net income reflects the Bank's continued strong growth trends, as average earning assets increased to $36.2 million during the first nine months of 1999 from $27.8 million during the same period of 1998. The return on average assets for the six month period ended June 30 was .13% in 1999 compared to (.55)% in 1998; the return on average equity was .83% in 1999 versus (2.57)% in 1998.

         During the first nine months of 1999, net interest income increased to $1,202,574 from $803,558 in the same period of 1998. The growth in net interest income resulted from an increase of $623,776 in interest income, partially offset by an increase in interest expense of $224,760. For the three months ended September 30, 1999, net interest income increased to $455,884 from $300,205 over the comparable period of 1998. The net interest spread was 3.19% in the first nine months of 1999 compared to 2.37% during the same period of 1998. The net interest margin was 4.44% for the nine month period ended September 30, 1999 compared to 3.87% for the same period of 1998.

         The provision for loan losses was $119,168 for the nine month period and $49,500 for the three month period ended September 30, 1999, compared to $92,500 and $27,500 for the nine month and three month periods ended September 30, 1998. The Company's allowance for loan losses as a percentage of its period end loans was 1.22% and 1.16% at September 30, 1999 and 1998, respectively. Net charge-offs totaled $6,115 for the first nine months of 1999. In the same period of 1998, there were $63,923 in net charge offs. The Company had no non-performing loans at September 30, 1999 and 1998.

         Noninterest income for the nine month period ended September 30, 1999 was $102,212, compared to $102,967 in the same period of 1998. For the three month periods ended September 30, 1999 and 1998, noninterest income was $43,382 and $32,074 respectively.

         Noninterest expense was $1,138,885 for the nine month period ended September 30, 1999, which was an increase of $165,610 over the same period of 1998. For the three months ended September 30, noninterest expense was $417,035 in 1999 and $363,516 in 1998. These increases in noninterest expense reflect increases in salaries, data processing fees and other expenses related to the growth of the loans and deposits of the Bank.

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

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                        For the nine months ended                   For the nine months ended
                                            September 30, 1999                          September 30, 1998
                                            ------------------                          ------------------

                                    Average         Income/      Yield/         Average         Income/      Yield/
                                    Balance         Expense       Rate          Balance         Expense       Rate
                                    -------         -------       ----          -------         -------       ----

Federal funds sold             $      947,399    $     36,692       5.18%  $    2,532,051    $    105,397       5.57%
Investment securities               9,851,546         468,938       6.36%      10,732,926         510,132       6.35%
Net loans                          25,373,742       1,730,038       9.12%      14,513,120         996,363       9.18%
                               --------------    ------------  ---------   --------------    ------------  ---------
     Total earning assets      $   36,172,687    $  2,235,668       8.26%  $   27,778,097    $  1,611,892       7.76%
                               ==============    ============  =========   ==============    ============  =========

Interest-bearing deposits      $   27,102,130    $  1,028,616       5.07%  $   19,924,209    $    797,297       5.35%
Other borrowings                      110,809           4,478       5.40%         122,495          11,037      12.05%
                               --------------    ------------  ---------   --------------    ------------  ---------
     Total interest-bearing
            Liabilities        $   27,212,939    $  1,033,094       5.08%  $   20,046,704    $    808,334       5.39%
                               ==============    ============  =========   ==============    ============  =========

Net interest spread                                                 3.19%                                       2.37%
Net interest income/margin                       $  1,202,574       4.44%                    $    803,558       3.87%
                                                 ============  =========                     ============  =========

         As reflected above, for the nine months of 1999 the average yield on earning assets amounted to 8.26%, while the average cost of interest-bearing liabilities was 5.08%. For the same period of 1998, the average yield on earning assets was 7.76% and the average cost of interest-bearing liabilities was 5.39%. The increase in the yield on earning assets is attributable to a significant increase in outstanding loans which earn higher rates than other components of earning assets. This increase in average loans of $10.9 million was expected as the Bank continues to build its customer base. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine month period ended September 30, 1999 was 4.44% and for same period of 1998 was 3.87%. This increase was the result of growth in average earning assets of $8.4 million, partially offset by a $7.1 million increase in interest-bearing liabilities. In addition, the weighted average rates on earning assets increased by 50 basis points while the rate on deposits declined 31 basis points. The increase in outstanding balances was predicted since the Bank is expanding its core base of loans and deposits.

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

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                           ------------------------------------------------
                                           Nine months ended September 30, 1999 versus 1998
                                           ------------------------------------------------
                                                      Volume         Rate        Net change
                                                      ------         ----        ----------

Federal funds sold                                  $  (61,372)  $   (7,333)    $   (68,705)
Investment securities                                  (41,954)         760         (41,194)
Loans                                                  740,502       (6,827)        733,675
                                                    ----------   -----------    -----------

     Total earning assets                              637,176      (13,400)        623,776

Interest-bearing deposits                              272,426      (41,107)        231,319
Other borrowings                                          (472)      (6,087)         (6,559)
                                                    ----------   ----------     -----------
     Total interest-bearing liabilities                271,954      (47,194)        224,760
                                                    ----------   ----------     -----------

Net interest income                                 $  365,222   $   33,794     $   399,016
                                                    ==========   ==========     ===========

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $119,168 for the first nine months of 1999 and $92,500 for the same period of 1998. The increase was the result of management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Management anticipates loan growth will continue to be strong in 1999 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

NONINTEREST INCOME

         Noninterest income was $102,212 in the first nine months of 1999 compared to $102,967 in the same period of 1998. For the three month periods ended September 30, noninterest income was $43,382 in 1999 and $32,074 in 1998. Service fees on deposit accounts increased during the first nine months of 1999 to $108,294 from $98,341 in the same period of 1998. Other income increased to $23,491 for the nine month period ended September 30, 1999 from $15,355 for the same period of 1998. Both of these categories of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. The net loss on the sale of investment securities increased to $29,573 from $10,729 for the nine month period ended September 30, 1999 and 1998 respectively. These losses primarily relate to paydowns on mortgage backed securities and result from movements in market interest rates since the securities were acquired.

NONINTEREST EXPENSE

         Total noninterest expense increased from $973,275 for the nine months ended September 30, 1998 to $1,138,885 for the same period of 1999, and from $363,517 for the three months ended September 30, 1998 to $417,034 in the same period of 1999. The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of the Bank to $45.9 million in assets at September 30, 1999 from $36.1 million at September 30, 1998. Salary and wages increased by $79,174 during the nine months and $33,682 during the three months ended September 30, 1999 compared to the same periods in 1998, and employee benefits increased by $20,604 and $5,479 during these periods. These increases are partially the result of an increase in the number of full-time equivalent employees to 18 at the end of September 1999 from 15 at the end of September 1998. Additional staff was hired to support the internal growth in loans and deposits. Management does not anticipate any significant additions to staff during the next 12 months. Professional fees were $105,865 during the nine months ended September 30, 1999 and $47,499 during the three months period, compared to $103,773 and $43,165 during the comparable periods of 1998. For the nine month period ended September 30, 1999, data processing increased to $53,247 from $31,826 during the same period of 1998. For the three months ended September 30, 1999, data processing expense was $18,079 compared to $11,877 for the same period of 1998. Data processing fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity.

         Other operating expenses increased $37,543 during the nine months ended September 30, 1999 compared to the same period of 1998, and increased $6,883 during the three month period ended September 30, 1999 compared to the same period of 1998. These increases were due to growth in operating expenses associated with the expansion of loans and deposits.

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

         At September 30, 1999 and September 30, 1998, the Company's investment securities portfolio was a significant component of total earning assets. Investment securities represented 23.3% of total earning assets at September 30, 1999 versus 41.0% at September 30, 1998. Total securities averaged $9.9 million in the first nine months of 1999 and totaled $9.6 at September 30, 1999. In the same period of 1998, total securities averaged $10.7 million and totaled $13.6 million at September 30, 1998. At September 30, 1999, the Company's total investment securities portfolio had a book value of $9.9 million and a market value of $9.6 for an unrealized net loss of $308,077. The Company primarily invests in U.S. Government Agency Mortgage backed securities.

         Contractual maturities and yields on the Company's investment securities (all available for sale) at September 30, 1999 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                               SEPTEMBER 30, 1999

                                                        After one but          After five but
                                Within one year       Within five years       Within ten years          After ten years
                                ---------------       -----------------       ----------------          ---------------
                               Amount      Yield      Amount     Yield        Amount      Yield       Amount       Yield
                               ------      -----      ------     -----        ------      -----       ------       -----

U.S. Treasury                $      --         --%   $     --        --%     $      --       --%    $        --       --%

U.S. Government Agencies            --         --%         --        --%       462,349     7.01%             --       --%

Mortgage-backed                     --         --%         --        --%       333,363     6.53%      8,836,771     6.04%

Other                               --         --%         --        --%            --       --%        303,050     6.56%
                             ---------      -----    --------     -----      ---------     ----     -----------     ----
     Total                   $      --         --%   $     --        --%     $ 795,712     6.81%    $ 9,139,821     6.06%
                             =========      =====    ========     =====      =========     ====     ===========     ====



         At September 30, 1999, short-term investments totaled $850,000 compared to $2,470,000 as of September 30, 1998. These funds are one source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis.

LOANS

         At September 30, 1999, net loans (gross loans less the allowance for loan losses) totaled $30.4 million, an increase of $13.6 million from September 30, 1998. Average gross loans increased from $14.5 million with a yield of 9.18% in 1998 to $25.4 million with a yield of 9.12% in 1999. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

         Since loans typically provide higher yields than other types of earning assets, one of the Bank's goals is for loans to represent the largest category of earning assets. Much progress was made in the effort as loans at September 30, 1999 were 74.6% of earning assets, versus 51.5% at September 30, 1998.

         The following table shows the composition of the loan portfolio by category at September 30, 1999 and 1998.

                         COMPOSITION OF LOAN PORTFOLIO

                                                  SEPTEMBER 30, 1999                    SEPTEMBER 30, 1998
                                                               Percent                                Percent
                                                   Amount     of Total                   Amount       Of Total
                                                   ------     --------                   ------       --------

Commercial                                   $  5,105,440        16.6%             $  2,839,660         16.7%

Real estate - construction                      3,202,184        10.4%                1,390,892          8.2%

Real estate - mortgage                         18,136,221        58.9%               10,435,071         61.3%

Consumer                                        4,358,528        14.1%                2,357,062         13.8%
                                             ------------       -----              ------------        -----
      Loans, gross                             30,802,373       100.0%               17,022,685        100.0%
                                                                =====                                  =====
Unearned income                                   (73,915)                              (43,755)

Allowance for possible loan losses               (376,268)                             (198,079)
                                             ------------                          ------------
      Loans, net                             $ 30,352,189                          $ 16,780,851
                                             ============                          ============

         The principal component of the Company's loan portfolio at September 30, 1999 and 1998 was mortgage loans, which represented 58.9% and 61.3% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits it loan-to-value ratio to 80%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of September 30, 1999.



      LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES
                               SEPTEMBER 30, 1999

                                                   After one but           After

                                  One year          Within five            Five

                                  or less              Years               Years              Total
                                  -------              -----               -----              -----

Commercial                     $  2,169,739      $     2,781,995      $    153,707       $     5,105,441
Real estate                       2,093,996           14,474,895         1,567,328            18,136,219
Construction                      2,634,721              397,000           170,464             3,202,185
Consumer                          1,699,218            2,178,340           480,970             4,358,528
                               ------------      ---------------      ------------       ---------------
     Total gross loans         $  8,597,674      $    19,832,230      $  2,372,469       $    30,802,373
                               ============      ===============      ============       ===============
Fixed Interest Rate            $  3,584,124      $    18,613,221      $  2,109,845       $    24,307,190
Variable Interest Rate            5,013,550            1,219,009           262,624             6,495,183
                               ------------      ---------------      ------------       ---------------
     Total gross loans         $  8,597,674      $    19,832,230      $  2,372,469       $    30,802,373
                               ============      ===============      ============       ===============


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

         At September 30, 1999, the allowance for possible loan losses was 376,268, or 1.22% of outstanding loans, compared to an allowance for possible loans losses of $198,079, or 1.16% of outstanding loans, at September 30, 1998.

In the first nine months of 1999, the Bank had net charge-offs of $6,115. In the same period of 1998, there were $63,923 in net charge offs. The Company had no non-performing loans at September 30, 1999 and 1998.

                           ALLOWANCE FOR LOAN LOSSES

                                           NINE MONTHS ENDING SEPTEMBER 30,
                                                1999               1998
                                                ----               ----

Average loans outstanding                  $ 25,373,742        $ 14,513,120
Loans outstanding at period end              30,728,458          16,978,930
Total nonperforming loans                            --                  --

Beginning balance of allowance             $    263,215        $    169,502

Loans charged off                                (6,115)            (63,923)
Total recoveries                                      0                   0
                                           ------------        ------------
Net loans charged off                            (6,115)            (63,923)

Provision for loan losses                       119,168              92,500
                                           ------------        ------------
Balance at period end                      $    376,268        $    198,079
                                           ============        ============

Net charge-offs to average loans                   0.02%               0.44%
Allowance as a percent of total loans              1.22%               1.16%
Nonperforming loans as a
     percentage of total loans                      N/A                 N/A
Nonperforming loans as a
     percentage of allowance                        N/A                 N/A


DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Average total deposits were $30.9 million and average interest-bearing deposits were $26.0 million in the nine months half of 1999. Average total deposits were $22.2 million and average interest-bearing deposits were $18.4 million in the same period of 1998. The following table sets forth the deposits of the Company by category as of September 30, 1999 and September 30, 1998.

                                    DEPOSITS

                                                SEPTEMBER 30, 1999           SEPTEMBER 30, 1998
                                                            Percent of                  Percent of
                                               Amount        Deposits       Amount       Deposits
                                               ------        --------       ------       --------

Demand deposit accounts                  $    7,910,392          21.1%   $  4,159,976         14.3%
NOW accounts                                  1,132,771           3.0%        800,661          2.7%
Money market accounts                         4,106,568          11.0%      3,973,702         13.6%
Savings accounts                              4,953,730          13.2%      5,219,166         17.9%
Time deposits less than $100,000             13,630,238          36.3%      9,880,661         33.9%
Time deposits of $100,000 or over             5,767,008          15.4%      5,133,815         17.6%
                                         --------------    ----------    ------------   ----------
     Total deposits                      $   37,500,707         100.0%   $ 29,167,981       100.00%
                                         ==============    ==========    ============   ==========

         Internal growth, resulting primarily from special promotions and increased customer convenience of the main office facility opened in September 1997, generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $31.7 million at September 30, 1999 compared to $24.0 million at September 30, 1998. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 85% at September 30 1999 and 82% at September 30, 1998. The Company's loan-to-deposit ratio was 81.9% at September 30, 1999 versus 58.2% at September 30, 1998. The average loan-to-deposit ratio was 77.7% during the first nine months of 1999 and 60.6% during the same period of 1998.

CAPITAL

         Under the capital guidelines of the Office of the Comptroller of the Currency, the Bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized", banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the Bank at September 30, 1999.

                              ANALYSIS OF CAPITAL
                               SEPTEMBER 30, 1999
                             (Amounts in thousands)

                                       Required                    Actual                       Excess
                                       --------                    ------                       ------
                                   Amount         %           Amount        %           Amount            %
                                   ------         -           ------        -           ------            -
The Bank:

Tier 1 risk-based capital          1,335         4.0%        5,593        16.8%         4,258           12.8%

Total risk-based capital           2,670         8.0%        5,969        17.9%         3,299            9.9%

Tier 1 leverage                    1,335         4.0%        5,593        13.3%         4,258            9.3%


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

         The interest rate sensitivity position at September 30, 1999 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                         INTEREST SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 1999

                                              After three but  After one but
                                Within three   Within twelve    within five     After five
                                   month          months           Years          years           Total
                                   -----          ------           -----          -----           -----

ASSETS
Earning assets:
   Federal funds sold            $   850,000   $         --    $         --   $         --    $    850,000
   Investment securities                          2,847,019              --      6,780,437       9,627,456
   Loans                           8,030,580      2,048,727      18,613,221      2,109,845      30,802,373
                                 -----------   ------------    ------------   ------------    ------------
        Total earning assets     $ 8,880,580   $  4,895,746    $ 18,613,221   $  8,890,282    $ 41,279,829
                                 ===========   ============    ============   ============    ============

LIABILITIES
Interest-bearing liabilities
   Money market and NOW          $ 5,239,339   $         --    $         --   $         --    $  5,239,339
   Savings deposits                4,953,730                             --                      4,953,730
   Time deposits                   3,222,733      8,516,741       7,657,772             --      19,397,246
                                 -----------   ------------    ------------   ------------    ------------
        Total interest-bearing
            liabilities          $13,415,802   $  8,516,741    $  7,657,772   $         --    $ 29,590,315
                                 ===========   ============    ============   ============    ============

Period gap                       $(4,535,222)  $ (3,620,995)   $ 10,955,449   $  8,890,282    $ 11,689,514
Cumulative gap                   $(4,535,222)  $ (8,156,217)   $  2,799,232   $ 11,689,514    $ 11,689,514
Ratio of cumulative gap to
        total earning assets           (10.9)%        (19.8)%           6.8%          28.3%



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

INDUSTRY DEVELOPMENTS

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is expected to be signed into law by President Clinton in early November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.Due to continued changes in the regulatory environment, additional legislation related to the banking industry is likely to continue. The Company cannot predict whether any of these proposals will be adopted or, it adopted, how these proposals will affect the Company.

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

ASSESSMENT

         The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem." The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. In September 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OCC has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We rely on third party vendors to supply most of our computer and telecommunication systems and other office equipment. Our technology and processing vendors work with many other financial institutions, all of whom, like us, are required by their bank regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulatory and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced. Nonetheless, there is a risk that the Year 2000 issues could negatively affect our business.

INTERNAL INFRASTRUCTURE

         The Company utilizes an outsourced data processing system by Fiserv for most of its accounting functions. Fiserv is a well-established company and provides computer systems and data processing for numerous financial institutions. Fiserv has tested its systems with software and hardware similar to the Company's. The Company has reviewed these test results and is relying on them as a proxy for a test of its own systems with Fiserv. Banking regulators have approved this type of testing as a valid means of testing. Based on this review, the Company does not believe that its data processing system has any material Year 2000 issues. The Company believes that it has also identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. The Company [HAS] the process of upgrading and testing the systems that it has determined are not prepared for the Year 2000. Remediation of all systems was completed by September 30, 1999. The Company has spent approximately $42,000 to get all of its systems Year 2000 compliant. The Company does not believe that the cost related to these efforts will be material to its business.

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


                     MARKET FOR THE COMPANY'S COMMON EQUITY
                        AND RELATED SHAREHOLDER MATTERS

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock, of which 735,868, for a total of $7,358,680, were sold in the initial public offering and are outstanding. As of October 6, 1999, the Company had 935 shareholders of record. There is no established trading market in the Common Stock, and one is not expected to develop in the near future.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

         There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         Not applicable

ITEM 5.  OTHER INFORMATION.
---------------------------

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

                             BEACH FIRST NATIONAL BANCSHARES, INC.


Date: November 4, 1999         By: /s/ William Gary Horn
      -------------------      ------------------------------------------------
                               William Gary Horn
                               President


                               By: /s/ Ann W. Jones
                                   --------------------------------------------
                               Ann W. Jones
                               Chief Financial and Principal Accounting Officer