Form 10QSB
period 2000-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2000-05-12
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--        EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2000
                                          --------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

                        Commission file number: 33-95562

                      BEACH FIRST NATIONAL BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       South Carolina                                58-1030117
  ------------------------                           ----------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

             1550 N. Oak Street, Myrtle Beach, South Carolina 29577
                    (Address of principal executive offices)

                                 (843) 626-2265
                           (Issuer's telephone number)

                                 Not Applicable

(Former name, former address and former fiscal year, if changed since last report)


         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 30, 735,868 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                           Consolidated Balance Sheets

                                                                           March 31,                    December 31,
                                                                     2000          1999                      1999
                                                                     ----          ----                      ----
                                                                  (unaudited)     (unaudited)            (audited)
                                                                 -----------     -----------             ----------

        ASSETS
Cash and due from banks                                             $ 893,457        $ 1,674,951        $  2,516,526
Federal funds sold                                                    210,000            780,000                   -
Investment securities available for sale                            9,140,545          9,549,438           9,283,159
Loans, net                                                         36,630,167         23,033,007          32,129,114
Premises and equipment, net                                         1,436,725          1,500,910           1,446,424
Real estate acquired in settlement of loans                            84,820            265,961              99,820
Other assets                                                          729,241            582,797             680,352
                                                                 ------------        -----------        ------------
      Total assets                                               $ 49,124,955        $37,387,064        $ 46,155,395
                                                                 ============        ===========        ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                                   $ 6,411,151        $ 5,019,869         $ 5,864,480
   Interest bearing deposits                                       33,070,791         25,782,287          30,971,540
                                                                 ------------        -----------        ------------
     Total deposits                                                39,481,942         30,802,156          36,836,020
Other borrowings                                                    3,100,000                  -           2,820,000
Other liabilities                                                     239,002            171,002             186,062
                                                                -------------        -----------        ------------
     Total liabilities                                             42,820,944         30,973,158          39,842,082
                                                                -------------        -----------        ------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   authorized; 735,868 shares issued and outstanding                  735,868            735,868             735,868
Paid-in capital                                                     6,476,481          6,476,481           6,476,481
Retained deficit                                                     (639,544)          (752,335)           (687,898)
Accumulated other comprehensive income (loss)                        (268,794)          (46,108)            (211,138)
                                                                -------------        -----------         -----------
     Total shareholders' equity                                     6,304,011          6,413,906           6,313,313
                                                                -------------        -----------         -----------
      Total liabilities and shareholders' equity                  $49,124,955        $37,387,064         $46,155,395
                                                                =============        ===========         ===========



The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc, and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statement of Operations
                                   (unaudited)
                                                                       Three Months Ended
                                                                             March 31
                                                                  ---------------------------
                                                                  2000                   1999
                                                                  ----                   ----
INTEREST INCOME
   Interest and fees on loans                                    $  805,520              $ 501,259
   Investment securities                                            154,071                170,659
   Federal funds sold                                                 3,126                  8,630
                                                                  ---------             ----------
          Total interest income                                     962,717                680,548

INTEREST EXPENSE
   Deposits                                                         427,309                326,591
   Other borrowings                                                  36,720                  2,332
                                                                  ---------             ----------
          Total interest expense                                    464,029                328,923

          Net interest income                                       498,688                351,625

PROVISION FOR POSSIBLE LOAN
   LOSSES                                                            38,732                 31,168
                                                                  ---------             ----------
          Net interest income after  provision for possible
            loan losses                                             459,956                320,457
                                                                  ---------             ----------

NONINTEREST INCOME
   Service fees on deposit accounts                                  55,357                 27,762
   Loss on sale of investment securities                             (2,508)               (12,857)
   Other income                                                       9,100                  8,154
                                                                  ---------              ----------
          Total noninterest income                                   61,949                 23,059

NONINTEREST EXPENSES
   Salaries and wages                                               203,511                160,490
   Employee benefits                                                      -                 15,513
   Supplies and printing                                             11,909                  9,219
   Advertising and public relations                                       -                 11,200
   Professional fees                                                 35,187                      -
   Depreciation and amortization                                     44,445                 50,229
   Occupancy                                                              -                  9,953
   Data processing fees                                              22,523                 19,394
   Other operating expenses                                          78,977                 52,106
                                                                   --------              ---------
          Total noninterest expenses                                444,892                358,080
                                                                   --------              ---------
         Income (loss) before income taxes                               -                      -

INCOME TAX EXPENSE (BENEFIT)                                        28,659                  (3,049)
                                                                 ---------               ---------
          Net  income (loss)                                     $  48,354               $ (11,515)
                                                                 =========               =========

BASIC NET INCOME (LOSS) PER COMMON SHARE                         $     .07               $    (.02)
                                                                 =========               =========
DILUTED  NET INCOME  (LOSS) PER COMMON  SHARE
                                                                 $     .06               $    (.02)
                                                                 =========               =========

The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                    Accumulated
                                                                                                      other            Total
                                                          Common stock     Paid-in      Retained   Comprehensive     shareholders'
                                                     Shares    Amount       Capital      Deficit     income             Equity
                                                     ------    ------       -------      -------   --------------    -------------
BALANCE, DECEMBER 31, 1998                          735,868  $ 735,868   $ 6,476,481    $ (740,819)   $  2,126    $ 6,473,656
   Net loss                                               -          -             -       (11,515)          -        (11,515)
   Other comprehensive loss, net of income taxes:
        Unrealized gain on investment securities          -          -             -             -     (61,091)       (61,091)
        Less reclassification adjustments for losses
            included in net loss                          -          -             -             -
                                                                                                        12,857         12,857
                                                                                                                  -----------
   Comprehensive loss                                     -          -             -             -           -        (59,749)
                                                    -------  ---------  ------------    ----------  ----------    -----------
BALANCE, MARCH 31, 1999                             735,868  $ 735,868   $ 6,476,481    $ (752,335)  $ (46,108)   $ 6,413,906
                                                    =======  =========  ============    ==========  ==========    ===========

                                                                                                     Accumulated
                                                                                                       other          Total
                                                       Common stock        Paid-in      Retained   Comprehensive   Shareholders'
                                                    Shares    Amount        Capital      Deficit        Loss          Equity
                                                    -----    ------        -------      -------    ----------      ----------

BALANCE, DECEMBER 31, 1999                          735,868  $ 735,868   $ 6,476,481    $ (687,898)$  (211,138)  $ 6,313,313
   Net income                                             -          -             -        48,354           -        48,354
   Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities          -          -             -             -     (60,164)      (60,164)
        Less reclassification adjustments for losses
            included in net income                        -          -             -             -       2,508         2,508
   Comprehensive loss                                     -          -             -             -          -         (9,302)
                                                    -------  ---------   -----------  ------------ ----------    -----------
BALANCE, MARCH 31, 2000                             735,868  $ 735,868   $ 6,476,481    $ (639,544)$ (268,794)   $ 6,304,011
                                                    =======  =========   ===========  ============ ==========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     ----------------------
                                                                                     2000               1999
                                                                                     ----               ----

OPERATING ACTIVITIES
   Net loss                                                                        $   48,354         $  (11,515)
   Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Deferred income taxes                                                          28,659             (3,049)
        Provisions for loan losses                                                     31,168             31,168
        Depreciation and amortization                                                  44,445             50,229
        Writedown on real estate acquired in settlement of loans                       15,000                  -
        Loss on sale of investment securities                                           2,508             12,857
       (Increase) decrease in other assets                                            (50,901)            (6,056)
        Increase in other liabilities                                                  52,940             (6,010)
                                                                                   ----------         ----------
           Net cash provided by operating activities                                  172,173             67,624
                                                                                   ----------         ----------

INVESTING ACTIVITIES
   Purchase of investment securities                                                (209,313)                  -
   Proceeds from sale of investment securities                                        260,719          1,885,234

   Decrease (increase) in Federal funds sold                                        (210,000)          1,470,000

   Increase in loans, net                                                         (4,532,221)         (2,231,834)

   Purchase of premises and equipment                                                (30,349)            (16,737)
   Proceeds from sale of ORE                                                               -                  -
                                                                                           -              22,113
                                                                                  ----------         -----------
        Net cash used in investing activities                                     (4,721,164)          1,128,776
                                                                                  ----------         -----------

FINANCING ACTIVITIES
   Increase (decrease) in Federal funds purchased                                    280,000            (158,912)
   Net increase (decrease) in deposits                                             2,645,922            (332,886)
                                                                                  ----------         -----------
          Net cash provided by financing activities                                2,925,922            (491,798)
                                                                                  ----------         -----------

          Net increase (decrease) in cash and cash equivalents                    (1,623,069)            704,602

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                     $  2,516,526        $   970,349
                                                                                 ============        ===========

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                        $    893,457        $ 1,674,951
                                                                                 ============        ===========

CASH PAID FOR
   Income taxes                                                                  $      3,290        $         -
                                                                                 ------------        -----------


   Interest                                                                      $    448,828        $   321,147
                                                                                 ------------        -----------

The accompanying notes are an integral part of these consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-1 (Registration Number 33-95562) as filed with and declared effective by the Securities and Exchange Commission. The Bank completed its third full year of operations in 1999 and has grown substantially since opening in September 1996. Comparisons of the Bank's results for the periods presented should be made with an understanding of the Bank's short history.

Results of Operations

EARNINGS REVIEW

         The Company's net profit was $48,354, or $0.07 per common share, for the three months ended March 31, 2000 as compared to a loss of $11,515, or $0.02 per common share, for the three months ended March 31, 1999. The improvement in net income reflects the Bank's continued growth, as average earning assets increased to $44.0 million during the first three months of 2000 from $33.7 million during the same period of 1999. The return on average assets for the three month period ended March 31 was .41% in 2000 compared to (.13)% in 1999; the return on average equity was 3.07% in 2000 versus (.72)% in 1999.

         During the first three months of 2000, net interest income increased to $498,688 from $351,625 in the same period of 1999. The growth in net interest income resulted from an increase of $282,169 in interest income, partially offset by an increase in interest expense of $135,106. The net interest spread was 3.46% in the first three months of 2000 compared to 3.01% during the same period of 1999. The net interest margin was 4.54% for the three month period ended March 31, 2000 compared to 4.23% for the same period of 1999.

         The provision for loan losses was $38,732 for the three month period ended March 31, 2000, compared to $31,168 for the three month period ended March 31, 1999. The Company's allowance for loan losses as a percentage of its period end loans was 1.19% and 1.24% at March 31, 2000 and 1999, respectively. Net charge-offs totaled $5,228 for the first three months of 2000. In the same period of 1999, there were $6,115 in net charge offs. The Company had no non-performing loans at March 31, 2000 and 1999.

         Noninterest income for the three month period ended March 31, 2000 was $61,949, compared to $23,059 in the same period of 1999. This was due primarily to and increase in service fees on deposits accounts resulting from an $8.7 million growth in deposits from March 31, 1999 to March 31, 2000.

         Noninterest expense was $444,892 for the three month period ended March 31, 2000, which was an increase of $86,812 over the same period of 1999. These increases in noninterest expense reflect increases in salaries, advertising and pubic relations, data processing fees and other expenses related to the growth of the Bank as well the writedown to market value of real estate acquired in settlement of loans.

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

                                                  Average Balances, Income and Expenses, and Rates

                                       For the three months ended                   For the three months ended
                                              March 31, 2000                              March 31, 1999
                                              --------------                              --------------

                                    Average         Income/      Yield/         Average         Income/      Yield/
                                    Balance         Expense       Rate          Balance         Expense       Rate
                                    -------         -------       ----          -------         -------       ----

Federal funds sold             $      198,910    $      3,126       6.30%  $      718,889    $      8,630       4.87%
Investment securities               9,231,213         154,071       6.69%      10,843,526         170,659       6.38%
Net loans                          34,582,000         805,520       9.34%      22,164,763         501,259       9.17%
                               --------------    ------------  ----------  --------------    ------------  ----------
     Total earning assets      $   44,012,123    $    962,717       8.77%  $   33,727,178    $    680,548       8.18%
                               ==============    ============  ==========  ==============    ============  ==========

Interest-bearing deposits      $   32,231,860    $    427,309       5.32%  $   25,621,526    $    326,591       5.17%
Other borrowings                    2,793,736          36,720       5.27%         168,343           2,332       5.62%
                               --------------    ------------  ----------  --------------    ------------  ----------
     Total interest-bearing

            Liabilities        $   35,025,596    $    464,029       5.31%  $   25,789,869    $    328,923       5.17%
                               ==============    ============  ==========  ==============    ============  ==========

Net interest spread                                                 3.46%                                       3.01%
Net interest income/margin                       $    498,688       4.54%                    $    351,625       4.23%
                                                 ============  ==========                    ============  ==========

         As reflected above, for the first three months of 2000 the average yield on earning assets amounted to 8.77%, while the average cost of interest-bearing liabilities was 5.31%. For the same period of 1999, the average yield on earning assets was 8.18% and the average cost of interest-bearing liabilities was 5.17%. The increase in the yield on earning assets is attributable to a significant increase in outstanding loans which earn higher rates than other components of earning assets. This increase in average loans of $12.4 million reflects the Bank's success in continuing to build its customer base. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three month period ended March 31, 2000 was 4.54% and for same period of 1999 was 4.23%. This increase was the result of growth in average earning assets of $10.3 million, partially offset by a $9.2 million increase in interest-bearing liabilities. In addition, the weighted average rates on earning assets increased by 59 basis points while the rate on deposits increased by only 14 basis points. The increase in outstanding balances is consistent with the Bank's expansion of its core base of loans and deposits.

         The following table presents the changes in the Company's net interest income as a result of changes in the volume and rate of its interest-earning assets and interest-bearing liabilities. The change in net interest income is primarily due to increases in the volume of both loans and deposits rather than changes in average rates.

                                    Analysis of Changes in Net Interest Income
                                  ---------------------------------------------
                                  Three months ended March 31, 2000 versus 1999
                                  ---------------------------------------------
                                           Volume          Rate     Net change

Federal funds sold                        $   (8,076)  $   2,572  $    (5,504)
Investment securities                        (25,014)      8,426      (16,588)
Loans                                        294,805       9,456      304,261
                                          ----------  ----------  -----------
     Total earning assets                    261,715      20,454      282,169

Interest-bearing deposits                     91,264       9,454      100,718
Other borrowings                              34,534        (146)      34,388
                                          ----------  ----------  -----------
     Total interest-bearing liabilities      125,798       9,308      135,106
                                          ----------  ----------  -----------
Net interest income                       $  135,917  $   11,146  $   147,063
                                          ==========  =========== ===========

Provision for Loan Losses

         The provision for loan losses was $38,732 for the first three months of 2000 and $31,168 for the same period of 1998. The increase was the result of management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Management anticipates loan growth will continue to be strong in 2000 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

Noninterest Income

         Noninterest income was $61,949 in the first three months of 2000 compared to $23,059 in the same period of 1998. Service fees on deposit accounts, the largest component of noninterest income, increased from $27,762 in 1999 to $55,357 in 2000. Other income increased to $9,100 in 2000 from $8,154 in the same period of 1999. Both of these categories of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. The net loss on the sale of investment securities decreased to $2,508 from $12,857 for the three month period ended March 31, 2000 and 1999 respectively. These losses primarily relate to paydowns on mortgage backed securities and result from movements in market interest rates since the securities were acquired.

Noninterest Expense

         Total noninterest expense increased from $358,080 for the three months ended March 31, 1999 to $444,892 for the same period of 2000. The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of the assets of the Bank to $49.1 million at March 31, 2000 from $37.4 million at March 31, 1999. Salary and wages increased by $43,021 during the three months ended March 31, 2000 compared to the same period in 1999, and employee benefits increased by $3,900. These increases are primarily the result of increased incentive-based compensation programs implemented in 2000 for all employees. We expect salaries and benefits expense to continue to increase in 2000 as a result of the severance payments payable to Mr. Horn, the Bank's former President whose resignation was effective in February 2000.

         Advertising and public relations expense increased by $6,007 for the first quarter of 2000 compared to the same period of 1999. This growth is the result of increased media and promotional expenses. Depreciation and amortization expense decreased by $5,784 from the first quarter of 1999 to the same period of 2000. This decline was due to the fact that equipment purchased when the bank opened in 1996 has now been fully depreciated.

         For the three month period ended March 31, 2000, data processing expense increased to $22,523 from $19,394 during the same period of 1999. Data processing fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity. The category of other expenses increased to $78,977 for the first three months of 2000 compared to $52,106 for the same period of 1999. This increase was due to the growth of operating expenses associated with the expansion of loans and deposits and the writedown to market value of real estate acquired in settlement of loans.

BALANCE SHEET REVIEW

Investment Securities

         Total securities averaged $9.2 million in the first three months of 2000 and totaled $9.1 million at March 31, 2000. In the same period of 1999, total securities averaged $10.8 million and totaled $9.5 million at March 31, 1999. At March 31, 2000, the Company's total investment securities portfolio had a book value of $9.5 million and a market value of $9.1 for an unrealized net loss of $409,243. The Company primarily invests in U.S. Government Agency Mortgage backed securities.

         Contractual maturities and yields on the Company's investment securities (all available for sale) at March 31, 2000. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                          Investment Securities Maturity Distribution and Yields
                                               March 31, 2000

                                                After one but          After five but
                       Within one year        Within five years       Within ten years        After ten years
                       ---------------        -----------------       ----------------        ---------------
                      Amount        Yield       Amount       Yield      Amount      Yield      Amount       Yield
                      ------        -----       ------       -----      ------      -----      ------       -----
U.S. Treasury         $  ----         ----%    $  ----         ----%  $   ----       ----%  $     ----       ----%
U.S. Govt Agencies       ----         ----        ----         ----    662,146       7.30         ----       ----
Mortgage-backed          ----         ----        ----         ----                  ----    8,574,592       6.29
Other                    ----         ----        ----         ----       ----       ----      313,050       6.68
                     --------     --------    --------     --------   --------  ---------  -----------       ----
     Total            $  ----         0.00%    $  ----             %  $662,146      7.30%   $8,887,642       6.30%
                     ========     ========    ========     ========   ========  =========  ===========       ====

         At March 31, 2000, short-term investments totaled $210,000 compared to $780,000 as of March 31, 1999. These funds are one source of the Bank's liquidity and are generally invested in an earning capacity on an overnight basis.

Loans

         At March 31, 2000, net loans (gross loans less the allowance for loan losses) totaled $36.6 million, an increase of $13.6 million from March 31, 1999. Average gross loans increased from $22.2 million with a yield of 9.17% in the first three months of 1999 to $34.6 million with a yield of 9.34% in 2000. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

         Since loans typically provide higher yields than other types of earning assets, one of the Bank's goals is for loans to represent the largest category of earning assets. Much progress was made in the effort as loans at March 31, 2000 were 79.9% of earning assets, versus 69.4% at March 31, 1999.

         The following table shows the composition of the loan portfolio by category at March 31, 2000 and 1999.

                                                  Composition of Loan Portfolio
                                                 -------------------------------------
                                      March 31, 2000                       March 31, 1999
                                                Percent                                Percent
                                    Amount     of Total                   Amount       Of Total
                                    ------     --------                   ------       --------
Commercial                      $  6,027,043        16.2%             $  4,252,487          18.2%
Real estate - construction         3,701,826         9.9                 2,210,269           9.5
Real estate - mortgage            22,974,314        61.9                13,606,667          58.2
Consumer                           4,439,989        12.0                 3,308,694          14.1
                                  ----------     --------              -----------      --------
      Loans, gross                37,143,172       100.0%               23,378,117         100.0%
                                  ==========                           ===========
Unearned income                      (70,623)                              (56,842)
Allowance for possible loan losses  (442,382)                             (288,268)
                                  ----------                           ------------
      Loans, net                $ 36,630,167                           $ 23,033,007
                                 ===========                           ============

         The principal component of the Company's loan portfolio at March 31, 2000 and 1999 was mortgage loans, which represented 61.9% and 58.2% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits it loan-to-value ratio to 80%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of March 31, 2000.

       Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                   March 31, 2000

                                                          After one but           After
                                         One year          Within five            Five
                                         or less              Years               Years                 Total
                                         --------         -------------           -----                 -----
Commercial                            $  2,437,581      $     3,420,652      $    168,810          $     6,027,043
Real estate                              2,716,888           17,562,670         2,694,757               22,974,315
Construction                             2,377,896              863,930           460,000                3,701,826
Consumer                                 1,459,862            2,479,961           500,165                4,439,988
                                      ------------      ---------------      ------------          ---------------
     Total gross loans                $  8,992,227      $    24,327,213      $  3,823,732          $    37,143,172
                                      ============      ===============      ============          ===============
Fixed Interest Rate                   $  3,255,818      $    23,469,546      $  3,452,011          $    30,177,375
Variable Interest Rate                   5,736,409              857,667           371,721                6,965,797
                                      ------------      ---------------      ------------          ---------------
     Total gross loans                $  8,992,227      $    24,327,213      $  3,823,732          $    37,143,172
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

Allowance for Possible Loan Losses

         We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Out judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances. Recognized losses are charged to the allowance for losses, while subsequent recoveries are added to the allowance. A loan is impaired when it is probable that we will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate.
Alternatively, measurement may be based on observable market prices, or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

         At March 31, 2000, the allowance for possible loan losses was $442,382, or 1.19% of outstanding loans, compared to an allowance for possible loan losses of $288,268, or 1.24% of outstanding loans, at March 31, 1999. In the first three months of 2000, the Bank had net charge-offs of $5,228. In the same period of 1999, there were $6,115 in net charge offs. The Company had no non-performing loans at March 31, 2000 and 1999.

Allowance for Loan Losses

                                                  Three months ending March 31,

                                                     2000                 1999
                                                     ----                 ----

Average loans outstanding                      $34,582,000         $22,164,763
Loans outstanding at period end                 37,072,549          23,321,275
Total nonperforming loans                                -                   -

Beginning balance of allowance                 $   408,878         $   263,215

Loans charged off                                   (5,228)             (6,115)
Total recoveries                                         0                   0
                                               -----------         -----------
Net loans charged off                               (5,228)             (6,115)

Provision for loan losses                           38,732              31,168
                                               -----------         -----------
Balance at period end                          $   442,382         $   288,268
                                               ===========         ===========

Net charge-offs to average loans                     0.02%                0.03%
Allowance as a percent of total loans                1.19%                1.24%
Nonperforming loans as a
     Percentage of total loans                  N/A                  N/A
Nonperforming loans as a
     Percentage of allowance                    N/A                  N/A

Deposits and Other Interest-Bearing Liabilities

         Average total deposits were $37.6 million and average interest-bearing deposits were $32.2 million in the first quarter of 2000. Average total deposits were $30.0 million and average interest-bearing deposits were $25.6 million in the same period of 1999. The following table sets forth the deposits of the Company by category as of March 31, 2000 and March 31, 1999.

                                                 Deposits
                                               March 31, 2000                   March 31, 1999
                                           -------------------------       -----------------------
                                                           Percent                          Percent
                                                             of                              of
                                            Amount         Deposits         Amount         Deposits
                                            ------         --------         ------         --------
Demand deposit accounts             $    6,411,151          16.2%   $    5,019,869         16.3%
NOW accounts                             1,249,998           3.2%          847,481          2.8%
Money market accounts                    3,827,407           9.7%        3,518,609         11.4%
Savings accounts                         4,380,266          11.1%        4,222,366         13.7%
Time deposits less than $100,000        16,692,579          42.3%       12,275,130         39.8%
Time deposits of $100,000 or over        6,920,541          17.5%        4,918,701         16.0%
                                    --------------    -----------   --------------    ----------
     Total deposits                 $   39,481,942         100.0%   $  30,802,156         100.00%
                                    ==============    ===========   =============     ==========

         Internal growth, resulting primarily from special promotions and increased advertising generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $32.6 million at March 31, 2000 compared to $25.9 million at March 31, 1999. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 82% at March 31, 2000 and 84% at March 31, 1999. The Company's loan-to-deposit ratio was 93.9% at March 31, 2000 versus 75.7% at March 31, 1999. The average loan-to-deposit ratio was 91.9% during the first three months of 2000 and 73.9% during the same period of 1999.

CAPITAL

         Under the capital guidelines of the Office of the Comptroller of the Currency, the Bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized", banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the Bank at March 31, 2000.

                                               Analysis of Capital
                                                  March 31, 2000
                                              (Amounts in thousands)

                                       Required                    Actual                       Excess
                                       --------                    ------                       ------
                                   Amount         %           Amount        %           Amount            %
                                   ------         -           ------        -           ------            -
The Bank:
Tier 1 risk-based capital          1,496         4.0%        5,658        15.1%         4,162           11.1%
Total risk-based capital           2,994         8.0%        6,100        16.3%         3,106           8.3%
Tier 1 leverage                    1,850         4.0%        5,658        12.2%         3,808           8.2%


         The Company believes that it has sufficient capital to fund its activities on an on-going basis.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Primary sources of liquidity for the Company are core deposits, scheduled repayments on the Company's loans and interest on and maturities of its investments. All securities of the Company have been classified as available for sale. Occasionally, the Company might sell investment securities in connection with the management of its interest sensitivity gap or to manage cash availability. The Company may also utilize its cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to $3,000,000. The Company believes that its liquidity and ability to manage assets will be sufficient to meet its cash requirements over the near term.

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

         The interest rate sensitivity position at March 31, 2000 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                        Interest Sensitivity Analysis
                                                March 31, 2000

                                                  After three
                                                      but        After one but
                                  Within three  Within twelve     within five     After five
                                     month          months           Years           years           Total
                                     -----          ------       ------------     ----------         -----

Assets
Earning assets:
   Federal funds sold            $          --  $           --  $          --   $          --   $         --
   Investment securities                    --       2,484,632             --        6,655,913     9,140,545
   Loans                             8,688,199       1,401,804     23,530,535        3,452,011    37,072,549
                                 -------------  --------------  -------------   --------------  ------------
        Total earning assets     $   8,688,199  $    3,886,436  $  23,530,535   $   10,107,924  $ 46,213,094
                                 =============  ==============  =============   ==============  ============

Liabilities
Interest-bearing liabilities

   Money market and NOW          $   5,077,405  $           --  $           --  $           --   $ 5,077,405
   Savings deposits                  4,380,266              --              --              --     4,380,266
   Time deposits                     3,069,652      11,921,961       8,621,507              --    23,613,120
   Other borrowings                  1,200,000              --              --       1,900,000     3,100,000
                                 -------------- --------------  --------------  --------------- ------------
        Total interest-bearing
            liabilities          $  13,727,323  $   11,921,961  $    8,621,507  $    1,900,000  $ 36,170,791
                                 =============  ==============  ==============  ==============  ============

Period gap                       $  (5,039,124) $   (8,035,525) $   14,909,028  $    8,207,924  $ 10,042,303
Cumulative gap                   $  (5,039,124) $  (13,074,649) $    1,834,379  $   10,042,303  $ 10,042,303
Ratio of cumulative gap to
        total earning assets            (10.9)%         (28.3)%           4.0%            21.7%

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

YEAR 2000 ISSUES

         Like many financial institutions, we rely upon computers for conducting our business and for information systems processing. Industry experts were concerned that on January 1, 2000, some computers would not be able to interpret the new year properly, causing computer malfunctions. While we have not experienced any material computer malfunctions to date, there remains a risk that our computers will be unable to read or interpret data on Year 2000-sensitive dates, including October 10, 2000. Our regulators have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We believe that our internal systems and software, including our network connections, are programmed to comply with Year 2000 requirements, although there is a risk they may not be. We incurred approximately $26,000 in expenses in 1999 to implement our Year 2000 plan. Under our plan, we are continuing to monitor the situation throughout 2000. Based on information currently available, we believe that we will not incur significant additional expenses in connection with the Year 2000 issue.

         The Year 2000 issue may also negatively affect the business of our customers, but to date we are not aware of any material Year 2000 issues affecting them. We include Year 2000 readiness in our lending criteria to minimize risk. However, this will not eliminate the issue, and any financial difficulties that our customers experience caused by Year 2000 issues could impair their ability to repay loans to us.

                     MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock, of which 735,868, for a total of $7,358,680, were sold in the initial public offering and are outstanding. As of March 27, 2000, the Company had 928 shareholders of record. There is no established trading market in the Common Stock, and one is not expected to develop in the near future.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

PART II
-------
OTHER INFORMATION
-----------------

Item 1.  Legal Proceedings.

         There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits - See Exhibit Index attached hereto.

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the period ended March 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   May 8, 2000                   By:      /s/ Walter E. Standish, III
       ------------                       --------------------------------
                                                   Walter E. Standish, III
                                                    President

                                                 /s/ Ann W. Jones
                                          --------------------------------
                                                     Ann W. Jones
                                                  Chief Financial and
                                               Principal Accounting Officer

                                  EXHIBIT INDEX

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

10.3. Employment Agreement, dated August 23, 1995, by and between the Company and William Gary Horn (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-95562 on Form S-1).*

10.4. Form of Amended and Restated Escrow Agreement, dated November of 1995, by and among The Bankers Bank, Capital Investment Group, Inc., and the Company (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-95562 on Form S-1).

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

10.8 Separation Agreement of William Gary Horn with the Company dated February 9, 2000 (incorporated by reference to Exhibit
                  10.8 of the Company's Form 10-KSB for the fiscal year end December 31, 1999).

10.9 Employment Agreement of Walter E. Standish, III with the Company dated March 4, 2000 (incorporated by reference to
                  Exhibit 10.9 of the Company's Form 10-KSB for the fiscal year end December 31, 1999).

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

27.1.             Financial Data Schedule for the period ended March 31, 2000.
                  (for SEC use only).
----------
         * Denotes executive compensation contract or arrangement.