Form 10QSB
period 2000-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2000-08-11
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934
         For the quarterly period ended:  June 30, 2000
                                          -------------

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



             1550 N. Oak Street, Myrtle Beach, South Carolina 29577
     ---------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (843) 626-2265
               --------------------------------------------------
                           (Issuer's telephone number)

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

    On July 31, 2000, 735,868 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                           Consolidated Balance Sheets

                                                                            June 30,                 December 31,
                                                                     2000           1999                1999
                                                                     ----           -----               ----
                                                                  (unaudited)      (unaudited)        (audited)
                                                                  ----------       -----------        ---------

          ASSETS

Cash and due from banks                                       $     1,907,434     $    1,075,619        $  2,516,526
Federal funds sold and short term investments                       2,420,111          1,500,000                   -
Investment securities available for sale                            8,734,992          8,904,424           9,283,159
Loans, net                                                         39,503,435         26,037,884          32,129,114
Premises and equipment, net                                         1,434,503          1,465,587           1,446,424
Real estate acquired in settlement of loans                                 -            165,153              99,820
Other assets                                                          957,357            560,499             680,352
                                                              ---------------     --------------        ------------
      Total assets                                            $    54,957,832     $   39,707,166        $ 46,155,395
                                                              ===============     ==============        ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:

Deposits

   Noninterest bearing deposits                                  $  7,439,197       $  5,522,841        $  5,864,480
   Interest bearing deposits                                       40,698,952         27,600,591          30,971,540
                                                              ---------------      -------------        ------------
     Total deposits                                                48,138,149         33,123,432          36,836,020
Other borrowings                                                            -                  -           2,820,000
Other liabilities                                                     449,113            166,392             186,062
                                                              ---------------     --------------        ------------
     Total liabilities                                             48,587,262         33,289,824          39,842,082
                                                              ---------------     --------------        ------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value; 10,000,000 shares
   authorized; 735,868 shares issued and outstanding                  735,868            735,868             735,868
Paid-in capital                                                     6,476,481          6,476,481           6,476,481
Accumulated retained deficit                                        ( 608,910)          (728,632)           (687,898)
Accumulated other comprehensive income (loss)                        (232,869)           (66,375)           (211,138)
                                                                    ---------     --------------        ------------
     Total shareholders' equity                                     6,370,570          6,417,342           6,313,313
                                                              ---------------  -  --------------        ------------
      Total liabilities and shareholders' equity              $    54,957,832     $   39,707,166        $ 46,155,395
                                                              ===============     ==============        ============


The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                            Six Months Ended                 Three Months Ended
                                                                June 30,                          June 30,
                                                                --------                          --------
                                                           2000             1999             2000              1999
                                                           ----             ----             ----              ----
INTEREST INCOME
   Interest and fees on loans                          $ 1,706,816       $ 1,077,015         $ 901,296        $ 575,756
   Investment securities                                   304,691           312,096           150,620          141,437
   Federal funds sold and short term investments            33,497            18,688            30,371           10,058
                                                         ---------         ---------         ---------         --------
          Total interest income                          2,045,004         1,407,799         1,082,287          727,251

INTEREST EXPENSE
   Deposits                                                965,759           658,501           538,450          331,910
   Other borrowings                                         53,406             2,608            16,686              276
                                                         ---------         ---------         ---------         --------
          Total interest expense                         1,019,165           661,109           555,136          332,186

          Net interest income                            1,025,839           746,690           527,151          395,065

PROVISION FOR POSSIBLE LOAN LOSSES                         111,732            69,668            73,000           38,500
                                                         ---------         ---------         ---------         --------
          Net interest income after provision
             for possible loan losses                      914,107           677,022           454,151          356,565
                                                         ---------         ---------         ---------         --------

NONINTEREST INCOME
   Service fees on deposit accounts                        118,344             65,44            62,987           37,681
   Loss on sale of investment securities                    (6,104)          (23,170)           (3,597)         (10,313)
   Other income                                             18,745            16,559             9,646            8,405
                                                         ---------         ---------         ---------         --------
         Total noninterest income                          130,985            58,832            69,036           35,773
                                                         ---------         ---------         ---------         --------
NONINTEREST EXPENSES
   Salaries and wages                                      455,238           328,423           251,727          167,932
   Employee benefits                                        41,120            32,142            21,707           16,629
   Supplies and printing                                    22,674            17,901            10,765            8,682
   Advertising and public relations                         33,162            22,870            15,955           11,670
   Professional fees                                        64,930            58,367            29,743           28,391
   Depreciation and amortization                            92,294           102,010            47,849           51,781
   Occupancy                                                23,865            20,785            12,145           10,832
   Data processing fees                                     45,685            35,168            23,162           15,774
   Other operating expenses                                140,498           104,186            61,521           52,081
                                                         ---------         ---------         ---------         --------
          Total noninterest expenses                       919,466           721,852           474,574          363,772
                                                         ---------         ---------         ---------         --------

          Income before income taxes                       125,626            14,002            48,613           28,566

INCOME TAX EXPENSE                                          46,638             1,815            17,979            4,864
                                                         ---------         ---------         ---------         --------

          Net income                                     $  78,988          $ 12,187         $  30,634         $ 23,702
                                                         =========          ========         =========         ========

BASIC NET INCOME PER COMMON
    SHARE                                                $    .11          $     .02          $    .04          $   .03
                                                         =========          ========         =========         ========
DILUTED NET INCOME PER COMMON
    SHARE                                                $    .10          $     .02          $    .04          $   .03
                                                         =========          ========         =========         ========


              Beach First National Bancshares, Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)
                                                                                                             Accumulated
                                                                                                              Other         Total
                                                            Common stock         Paid-in      Retained   Comprehensive shareholders'
                                                        Shares       Amount      Capital       Deficit        loss         Equity
                                                         ------       ------      -------   -----------   ------------- -----------
BALANCE, DECEMBER 31, 1998                             735,868     $ 735,868  $ 6,476,481   $ (740,819) $      2,126    $ 6,473,656
   Net income                                                -             -            -       12,187             -         12,187
   Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities             -             -            -            -       (91,671)       (91,671)
        Less reclassification adjustments for losses
            included in net loss                             -             -            -            -        23,170         23,170
                                                                                                                         ----------
   Comprehensive loss                                        -             -            -            -             -        (56,314)
                                                       -------     ---------  -----------   ----------  ------------    -----------
BALANCE, JUNE 30, 1999                                 735,868     $ 735,868  $ 6,476,481   $ (728,632) $    (66,375)   $ 6,417,342
                                                       =======     =========  ===========   ==========  ============    ===========


                                                                                                            Accumulated
                                                                                                              Other         Total
                                                        Common stock         Paid-in      Retained       Comprehensive Shareholders'
                                                     Shares        Amount       Capital       Deficit            Loss      Equity
                                                    ------        ------       -------       -------       ------------- -----------

BALANCE, DECEMBER 31, 1999                           735,868      $ 735,868  $ 6,476,481  $ (687,898) $   (211,138)   $ 6,313,313
   Net income                                              -              -            -      78,988             -         78,988
   Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities           -              -            -           -       (25,577)       (25,577)
        Less reclassification adjustments for losses
            included in net income                         -              -            -           -         3,846          3,846
   Comprehensive loss                                      -              -            -           -             -        (57,257)
BALANCE, JUNE 30, 2000                               735,868      $ 735,868  $ 6,476,481  $ (608,910) $   (232,869)   $ 6,370,570
                                                     =======      =========  ===========  ==========   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       2000               1999
                                                                                       ----               ----
OPERATING ACTIVITIES
   Net income                                                                     $    78,988        $    12,187
   Adjustments  to  reconcile  net  income
       to net cash  provided  by  operating activities:
        Deferred income taxes                                                          42,198              1,815
        Provisions for loan losses                                                     77,152             69.668
        Depreciation and amortization                                                  92,294            102,010
        Writedown on real estate acquired in settlement of loans                       15,000                  -
        Loss on sale of investment securities                                           6,104             23,170
        Increase (decrease) in other assets                                          (316,324)            22,237
        Increase (decrease) in other liabilities                                      263,049            (21,191)
                                                                                     --------           --------
           Net cash provided by operating activities                                  258,461            209,896
                                                                                     --------           --------
INVESTING ACTIVITIES
   Purchase of investment securities                                                 (209,313)        (1,363,470)

   Proceeds from sale or call of investment securities                                717,973          3,858,454

   Decrease (increase) in Federal funds sold & short term investments             (2,420,111)            750,000
   Increase in loans, net                                                         (7,451,473)         (5,275,211)
   Purchase of premises and equipment                                                (71,578)            (28,799)
   Proceeds from sale of ORE                                                          84,820             124,921
                                                                                  ----------          ----------
        Net cash used in investing activities                                     (9,349,682)         (1,934,105)
                                                                                  ----------          ----------
FINANCING ACTIVITIES
   Decrease in Federal funds purchased                                            (2,820,000)           (158,912)
   Net increase in deposits                                                       11,302,129           1,988,390
                                                                                  ----------          ----------
          Net cash provided by financing activities                                8,482,129           1,829,479
                                                                                  ----------          ----------
          Net increase (decrease) in cash and cash equivalents                      (609,092)            105,270

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                   $   2,516,526        $    970,349
                                                                                ============         ===========
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                      $   1,907,434        $  1,075,619
                                                                                ============         ===========
CASH PAID FOR
   Income taxes                                                                $       3,770        $          -
                                                                                ------------        ------------
   Interest                                                                    $     978,929        $    650,474
                                                                                ------------        ------------


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

Results of Operations

EARNINGS REVIEW

The Company's net income was $78,988, or $.11 per common share, for the six months ended June 30, 2000 as compared to a net income of $12,187, or $.02 per common share, for the six months ended June 30, 1999. The Company's net income was $30,634, or $.04 per common share, for the three months ended June 30, 2000 as compared to net income of $23,702, or $.03 per common share, for the same period of 1999. The improvement in net income reflects the Bank's continued growth, as average earning assets increased to $46.7 million during the first six months of 2000 from $34.6 million during the same period of 1999. The return on average assets for the six month period ended June 30 was .31% in 2000 compared to .06% in 1999; the return on average equity was 2.50% in 2000 versus
 .39% in 1999.

During the first half of 2000, net interest income increased to $1,025,839 from $746,690 in the same period of 1999. The growth in net interest income resulted from an increase of $637,205 in interest income, partially offset by an increase in interest expense of $358,056. For the three months ended June 30, 2000, net interest income increased to $527,151 from $395,065 during the comparable period of 1999. The net interest spread was 3.25% in the first six months of 2000 compared to 3.11% during the same period of 1999. The net interest margin was 4.40% for the six month period ended June 30, 2000 compared to 4.36% for the same period of 1999.

The provision for loan losses was $111,732 for the six month period and $73,000 for the three month period ended June 30, 2000, compared to $69,668 and $38,500 for the six month and three month periods ended June 30, 1999. The Company's allowance for loan losses as a percentage of its period end loans was 1.21% and 1.24% at June 30, 2000 and 1999, respectively. Net charge-offs totaled $34,580 for the first half of 2000. In the same period of 1999, there were $6,115 in net charge offs. The Company had $39,056 in non-performing loans at June 30, 2000 and $14,350 at June 30, 1999.

Noninterest income for the six month period ended June 30, 2000 was $130,985, compared to $58,832 in the same period of 1999 resulting from the $15.0 million increase in deposits from June 30, 1999 to June 30, 2000. This was due primarily to an increase in service fees on deposits accounts resulting from a $15.0 million growth in deposits from June 30, 1999 to June 30, 2000. For the three month periods ended June 30, 2000 and 1999, noninterest income was $69,036 and $35,773, respectively.

Noninterest expense was $919,466 for the six month period ended June 30, 2000, which was an increase of $197,614 over the same period of 1999. For the three months ended June 30, noninterest expense was $474,574 in 2000 and $363,772 in 1999. These increases in noninterest expense reflect increases primarily in salaries, advertising and pubic relations, data processing fees and other expenses related to the growth of the Bank as well the writedown to market value of real estate acquired in settlement of loans.

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


                Average Balances, Income and Expenses, and Rates

                                        For the six months ended                    For the six months ended
                                              June 30, 2000                               June 30, 1999
                                              -------------                               -------------

                                    Average         Income/      Yield/        Average         Income/       Yield/
                                    Balance         Expense       Rate         Balance         Expense        Rate
                                    -------         -------       ----         -------         -------        ----
Federal funds sold & short
    term investments           $    1,048,089    $     33,497        6.41% $      787,459  $     18,688          4.79%

Investment securities               9,071,724         304,691        6.74%      9,970,539       312,096          6.31%

Loans                              36,627,129       1,706,816        9.35%     23,816,870     1,077,015          9.12%
                               ---------------   ------------  ----------- --------------  ------------    -----------
     Total earning assets      $   46,746,942    $  2,045,004        8.77% $   34,574,868  $  1,407,799          8.21%
                               ==============    ============  =========== ==============  ============    ===========

Interest-bearing deposits      $   35,207,192    $    965,759       5.50%  $   26,034,775        658,501         5.10%
Other borrowings                    1,796,099          53,406       5.96%          94,756          2,608         5.55%
                               --------------    ------------  ----------- --------------  -------------   -----------

     Total interest-bearing

            liabilities        $   37,003,291    $  1,019,165       5.52%  $   26,129,531  $    661,109          5.10%
                               ==============    ============  ==========  ==============  ============    ===========

Net interest spread                                                 3.25%                                        3.11%
Net interest income/margin                       $  1,025,839       4.40%                  $    746,690          4.36%
                                                 ============  ==========                  ============    ===========

As reflected above, for the first half of 2000 the average yield on earning assets amounted to 8.77%, while the average cost of interest-bearing liabilities was 5.52%. For the same period of 1999, the average yield on earning assets was 8.21% and the average cost of interest-bearing liabilities was 5.10%. The increase in the yield on earning assets is attributable to a significant increase in outstanding loans which earn higher rates than other components of earning assets. This increase in average loans of $12.8 million reflects the Bank's success in continuing to build its customer base. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the six month period ended June 30, 2000 was 4.40% and for the same period of 1999 was 4.36%. This increase was the result of growth in average earning assets of $12.2 million, partially offset by a $10.9 million increase in interest-bearing liabilities. In addition, the weighted average rates on earning assets increased by 56 basis points while the rate on deposits increased by only 42 basis points. The increase in outstanding balances is consistent with the Bank's expansion of its core base of loans and deposits.

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

                                     Analysis of Changes in Net Interest Income

                                  ---------------------------------------------
                                   Three months ended June 30, 2000 versus 1999
                                  ---------------------------------------------
                                               Volume     Rate        Net change
                                               ------     ----        ----------

Federal funds sold & short term investments  $  8,330    $  6,479     $ 14,809
Investment securities                         (30,188)      22,783      (7,405)
Loans                                         596,956      32,845      629,801
                                              -------      ------      -------
     Total earning assets                     575,098      62,107      637,205

Interest-bearing deposits                     251,607      55,651      307,258
Other borrowings                               50,587         211       50,798
                                               ------         ---       ------
     Total interest-bearing liabilities       302,194      55,862      358,056
                                              -------      ------      -------

Net interest income                          $272,904     $ 6,245     $279,149
                                             ========      ======      =======

Provision for Loan Losses

The provision for loan losses was $111,732 for the first six months of 2000 and $69,668 for the same period of 1999. For the three month periods ending June 30, 2000 and 1999, these figures were $73,000 and $38,500, respectively. The increases were the result of management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Management anticipates loan growth will continue to be strong in 2000 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

Noninterest Income

Noninterest income increased to $130,985 in the first six months of 2000 from $58,832 in the same period of 1999. For the three months ended June 30, 2000, noninterest income was $69,036 in 2000 and $35,773 in 1999. Service fees on deposit accounts, the largest component of noninterest income, increased from $65,443 for the first six months of 1999 to $118,344 during the same period of 2000. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. The net loss on the sale of investment securities decreased to $6,104 from $23,170 for the six month period ended June 30, 2000 and 1999, respectively. These losses primarily relate to paydowns on mortgage backed securities and result from movements in market interest rates since the securities were acquired.

Noninterest Expense

Total noninterest expense increased from $721,852 for the six months ended June 30, 1999 to $919,466 for the same period of 2000, and from $363,772 for the three months ended June 30, 1999 to $474,574 in the same period of 2000. The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of the assets of the Bank to $55.0 million at June 30, 2000 from $39.7 million at June 30, 1999. Salary and wages increased by $126,815 during the six months ended June 30, 2000 and $83,795 during the three months ended June 30, 2000 compared to the same periods in 1999, and employee benefits increased by $8,978 and $5,078 during these periods. These increases are primarily the result of increased incentive-based compensation programs implemented in 2000 for all employees as well as severance payments payable to Mr. Horn, the Bank's former President whose resignation was effective in February 2000.

Advertising and public relations expense increased by $10,292 for the first half of 2000 compared to 1999 and increased $4,285 in the second quarter of 2000 compared to the same period of 1999. This growth is the result of increased media and promotional expenses. Depreciation and amortization expense decreased by $9,716 from the first half of 1999 to the same period of 2000, and declined by $3,932 in the second quarter of 2000 compared to 1999. This decline was due to the fact that equipment purchased when the bank opened in 1996 has now been fully depreciated.

For the six month period ended June 30, 2000, data processing expense increased to $45,685 from $35,168 during the same period of 1999. During the three month period ended June 30, data processing expense increased to $23,162 in 2000 from $15,774 in 1999. Data processing fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity. The category of other expenses increased to $140,498 for the first six months of 2000 compared to $104,186 for the same period of 1999, and increased to $61,521 during the three month period ended June 30, 2000 from $52,081 in the same period of 1999. This increase was due to the growth of operating expenses associated with the expansion of loans and deposits and the writedown to market value of real estate acquired in settlement of loans.

BALANCE SHEET REVIEW

Investment Securities

Total securities averaged $ 9.1 million in the first six months of 2000 and totaled $8.7 million at June 30, 2000. In the same period of 1999, total securities averaged $10.0 million and totaled $8.9 million at June 30, 1999. At June 30, 2000, the Company's total investment securities portfolio had a book value of $9,089,599 and a market value of $8,734,992 for an unrealized net loss of $354,607. The Company primarily invests in U.S. Government Agency Mortgage-backed securities.

Contractual maturities and yields on the Company's investment securities (all available for sale) at June 30, 2000 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                               Investment Securities Maturity Distribution and Yields

                                                 June 30, 2000

                                                 After one but          After five but
                        Within one year        Within five years       Within ten years        After ten years
                        ---------------        -----------------       ----------------        ---------------
                       Amount      Yield       Amount       Yield      Amount      Yield      Amount       Yield
                       ------      -----       ------       -----      ------      -----      ------       -----

U.S. Treasury          $  ----        ----%     ----      $  ----   $  ----       ----%      $   ----       ----%
U.S. Govt Agencies        ----        ----      ----         ----   662,398       7.30%          ----       ----
Mortgage-backed           ----        ----      ----         ----      ----       ----      8,114,151       6.13%
Other                     ----        ----      ----         ----      ----       ----        313,050       6.68%
                       -------       -----      ----      -------  --------     ------      ---------       ----
     Total             $  ----       0.00%      ----      $  ----  $662,398      7.30%     $8,427,201       6.15%
                       =======       =====     =====      =======  ========     =====      ==========       ====


At June 30, 2000, short-term investments totaled $2,420,111 compared to $1,500,000 as of June 30, 1999. These funds are one source of the Bank's liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Loans

At June 30, 2000, net loans (gross loans less the allowance for loan losses) totaled $39.5 million, an increase of $13.5 million from June 30, 1999. Average gross loans increased from $23.8 million with a yield of 9.12% in the first six months of 1999 to $36.6 million with a yield of 9.35% in 2000. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

Since loans typically provide higher yields than other types of earning assets, one of the Bank's goals is for loans to represent the largest category of earning assets. Much progress was made in the effort as loans at June 30, 2000 were 78.2% of earning assets, versus 71.8% at June 30, 1999.


         The following table shows the composition of the loan portfolio by category at June 30, 2000 and 1999.

                                     Composition of Loan Portfolio

                                           June 30, 2000                   June 30, 1999
                                                         Percent                        Percent
                                      Amount            of Total    Amount              of Total
                                      ------            --------    ------              --------

Commercial                               $7,009,860        17.5%       $4,544,554         17.2%
Real estate - construction                4,159,907        10.4%        2,598,765          9.8%
Real estate - mortgage                   24,079,385        60.1%       15,398,846         58.3%
Consumer                                  4,807,928        12.0%        3,885,456         14.7%
                                      -------------       -----       -----------        -----
      Loans, gross                       40,057,080       100.0%        26,427,621       100.0%
                                                          =====                          =====
Unearned income                            (67,615)                     (62, 969)
Allowance for possible loan losses        (486,030)                     (326,768)
                                      ------------                    ----------
      Loans, net                       $39,503,435                   $26,037,884
                                      ============                    ==========

The principal component of the Company's loan portfolio at June 30, 2000 and 1999 was mortgage loans, which represented 60.1% and 58.3% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits it loan-to-value ratio to 80%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of June 30, 2000.


      Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                          June 30, 2000

                                             After one but      After
                            One year       Within five          Five
                             or less            Years           Years         Total
                            --------       ---------------    ---------      ------

Commercial                $ 3,095,092     $   3,797,275     $   117,493   $  7,009,860

Real estate                 2,933,323        18,861,191       2,284,871     24,079,385
Construction                2,531,728         1,168,179         460,000      4,159,907
Consumer                    1,714,976         2,559,569         533,383      4,807,928
     Total gross loans    $10,275,119     $  26,386,214     $ 3,395,747   $ 40,057,080
                           ==========     =============      ==========   ============
Fixed Interest Rate         3,005,270        25,505,658       3,322,287     31,833,215
Variable Interest Rate      7,269,849           880,556          73,460      8,223,865
                           ----------     -------------      ----------    -----------
     Total gross loans    $10,275,119     $  26,386,214     $ 3,395,747   $ 40,057,080
                           ==========     =============      ==========   ============

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

Allowance for Possible Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances. Recognized losses are charged to the allowance for losses, while subsequent recoveries are added to the allowance. A loan is impaired when it is probable that we will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices, or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

At June 30, 2000, the allowance for possible loan losses was $486,030, or 1.21% of outstanding loans, compared to an allowance for possible loan losses of $326,768 or 1.24% of outstanding loans, at June 30, 1999. In the first six months of 2000, the Bank had net charge-offs of $34,580. In the same period of 1999, there were $6,115 in net charge offs. The Company had non-performing loans of $39,056 and $14,350 at June 30, 2000 and 1999, respectively.

                            Allowance for Loan Losses

                                              Six months ending June 30,
                                              2000                 1999
                                              ----                 ----

Average loans outstanding               $ 36,627,129         $ 23,816,870
Loans outstanding at period end           40,057,080           26,427,621
Total nonperforming loans                     39,056               14,350

Beginning balance of allowance          $    408,878         $    263,215

Loans charged off                            (34,580)              (6,115)
Total recoveries                                   0                    0
                                        ------------         ------------
Net loans charged off                        (34,580)              (6,115)

Provision for loan losses                    111,732                69,668
                                        ------------         ------------
Balance at period end                   $    486,030         $     326,768
                                        ============         =============

Net charge-offs to average loans                 .09%                  .03%
Allowance as a percent of total loans           1.21%                 1.24%
Nonperforming loans as a
     percentage of total loans                   .09%                  .05%
Nonperforming loans as a
     percentage of allowance                    8.04%                 4.39%

Deposits and Other Interest-Bearing Liabilities

Average total deposits were $41.5 million and average interest-bearing deposits were $35.2 million in the first half of 2000. Average total deposits were $30.9 million and average interest-bearing deposits were $26.0 million in the same period of 1999. The following table sets forth the deposits of the Company by category as of June 30, 2000 and June 30, 1999.

                                         Deposits
                                              June 30, 2000            June 30, 1999
                                                      Percentof                   Percent of
                                          Amount      Deposits        Amount         Deposits
                                          ------      ---------       ------       --------

Demand deposit accounts             $ 7,439,197      15.5%        $     5,522,841     16.8%
NOW accounts                          1,260,919       2.6%              1,032,992      3.1%
Money market accounts                 6,107,185      12.7%              3,693,229     11.1%
Savings accounts                      3,665,125       7.6%              4,725,085     14.2%
Time deposits less than $100,000     18,243,924      37.9%             12,831,695     38.8%
Time deposits of $100,000 or over    11,421,799      23.7%              5,317,590     16.0%
                                  -------------   -------          --------------   ------
     Total deposits                $ 48,138,149     100.0%         $   33,123,432   100.00%
                                  =============   =======          ==============   ======

Internal growth, resulting primarily from special promotions and increased advertising generated the new deposits.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $36.7 million at June 30, 2000 compared to $27.8 million at June 30, 1999. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 76% at June 30, 2000 and 84% at June 30, 1999. The Company's loan-to-deposit ratio was 83.1% at June 30, 2000 versus 79.6% at June 30, 1999. The average loan-to-deposit ratio was 88.2% during the first six months of 2000 and 77.0% during the same period of 1999.

CAPITAL

Under the capital guidelines of the Office of the Comptroller of the Currency, the Bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized," banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the Bank at June 30, 2000.

                                       Analysis of Capital
                                          June 30, 2000
                                      (Amounts in thousands)

                               Required          Actual           Excess
                               --------          ------           ------
                           Amount   %      Amount       %     Amount       %
                           ------   -      ------       -     ------       -
The Bank:
Tier 1 risk-based capital  1,638     4.0%    5,692     13.9%    4,054      9.9%
Total risk-based capital   3,273     8.0%    6,178     15.1%    2,905      7.1%
Tier 1 leverage            1,638     4.0%    5,692     11.0%    4,054      7.0%


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

The interest rate sensitivity position at June 30, 2000 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                                         Interest Sensitivity Analysis

                                                 June 30, 2000

                                                After three
                                                      but          After one but
                                  Within three  Within twelve     within five     After five
                                     month          months           Years           years           Total
                                     -----          ------        -------------      -----           -----
Assets
Earning assets:
   Federal funds sold
       & short term investments     $ 2,222,111    $    198,000    $         --     $        --    $  2,420,111
   Investment securities                     --       2,239,120              --       6,495,872       8,734,992
   Loans                              9,682,986       1,546,149      25,505,658       3,322,287      40,057,080
                                      ---------       ---------      ----------       ---------      ----------
        Total earning assets       $ 11,905,097    $  3,983,269    $ 25,505,658     $ 9,818,159    $ 51,212,183
                                   ============     ===========    ============     ===========    ============
Liabilities
Interest-bearing liabilities
   Money market and NOW             $ 7,368,104    $         --    $         --     $        --    $  7,368,104
   Savings deposits                   3,665,125              --              --              --       3,665,125
   Time deposits                      5,637,985      15,912,781       8,114,957                      29,665,723
                                      ---------      ----------       ---------     -----------     -----------
        Total interest-bearing
            liabilities            $ 16,671,214    $ 15,912,781    $  8,114,957    $         --    $ 40,698,952
                                   ============     ===========     ===========     ===========     ===========

Period gap                         $ (4,766,117)   $(11,929,512)   $ 17,390,701    $  9,818,159    $ 10,513,231
Cumulative gap                     $ (4,766,117)   $(16,695,529)   $    695,072    $ 10,513,231    $ 10,513,231
Ratio of cumulative gap to
        Total earning assets              (9.31)%        (32.60)%          1.36%          20.53%


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

                     MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of Common Stock, of which 735,868, for a total of $7,358,680, were sold in the initial public offering and are outstanding. As of July 31, 2000, the Company had 921 shareholders of record. There is no established trading market in the Common Stock, and one is not expected to develop in the near future.

All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Raymond E. Cleary, III, Joe N. Jarrett, Jr., Richard E. Lester, and Don J. Smith. The current Class II directors are Michael Bert Anderson, Orvis Bartlett Buie, Michael D. Harrington, Rick H. Seagroves, and Walter E. Standish, III. The current Class III directors are Vernie E. Dove, Jack L. Green, Samuel Robert Spann, Jr., B. Larkin Spivey, and James C. Yahnis. The Class II directors were up for reelection at this year's annual meeting held April 19, 2000. Each of the existing Class II directors were reelected at the annual meeting. For Mr. Anderson, 385,871 votes were cast in favor of his reelection as director, 2,100 votes were withheld and no votes abstained. For Mr. Buie, 385,871 votes were cast in favor of his reelection as director, 2,100 votes were withheld and no votes abstained. For Mr. Harrington, 384,571 votes were cast in favor of his reelection as director, 3,400 votes were withheld and no votes abstained. For Mr. Seagroves, 385,671 votes were cast in favor of his reelection as director, 2,300 votes were withheld and no votes abstained. For Mr. Standish, 385,871 votes were cast in favor of his reelection as director, 2,100 votes were withheld and no votes abstained. The terms of the Class III directors will expire at the 2001 Annual Shareholders Meeting, and the terms of the Class I directors will expire at the 2002 Annual Shareholders Meeting.

Item 5.  Other Information.
--------------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits - See Exhibit Index attached hereto.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the period ended June 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   August 10, 2000                 By:   /s/ Walter E. Standish, III
       ----------------------               -----------------------------
                                                 Walter E. Standish, III
                                                    President

                                             /s/  Ann W. Jones
                                           ------------------------------
                                                  Ann W. Jones
                                              Chief Financial and Principal
                                                  Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number                              Description
-------                             -----------

27.1.             Financial Data Schedule for the period ended June 30, 2000.
                  (for SEC use only).