Form 10QSB
period 2000-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2000-11-14
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
___      EXCHANGE ACT OF 1934
         For the quarterly period ended:  September 30, 2000
                                          ------------------

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

             1550 N. Oak Street, Myrtle Beach, South Carolina 29577
                     -------------------------------------
                    (Address of principal executive offices)

                                 (843) 626-2265
                             ----------------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
           --      --

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    On October 2, 2000, 735,868 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.


PART I
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                          MYRTLE BEACH, SOUTH CAROLINA
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,               December 31,
                                                                     2000              1999                  1999
                                                                     ----              -----                 ----
                                                                 (unaudited)         (unaudited)         (audited)
                                                                 ----------          ----------          ---------

ASSETS
Cash and due from banks                                          $  1,560,665        $ 2,788,325        $  2,516,526
Federal funds sold and short term investments                       9,291,503            850,000                   -
Investment securities available for sale                            8,440,763          9,627,456           9,283,159
Loans, net                                                         40,473,581         30,352,189          32,129,114
Premises and equipment, net                                         1,414,720          1,407,341           1,446,424
Real estate acquired in settlement of loans                                 -            163,153              99,820
Other assets                                                          694,565            748,243             680,352
                                                              ---------------     --------------        ------------
      Total assets                                            $    61,875,797       $ 45,936,707        $ 46,155,395
                                                              ===============     ==============        ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                                  $  7,502,870       $  7,910,392        $  5,864,480
   Interest bearing deposits                                       47,500,753         29,590,315          30,971,540
                                                              ---------------     --------------        ------------
     Total deposits                                                55,003,623         37,500,707          36,836,020
Other borrowings                                                            -          1,900,000           2,820,000
Other liabilities                                                     351,221            217,213             186,062
                                                              ---------------     --------------        ------------
     Total liabilities                                             55,354,844         39,617,920         39,842,082

SHAREHOLDERS' EQUITY:

Common stock, $1 par value; 10,000,000 shares
   authorized; 735,868 shares issued and outstanding                  735,868            735,868             735,868
Paid-in capital                                                     6,476,481          6,476,481           6,476,481
Accumulated retained deficit                                         (515,991)          (701,259)           (687,898)
Accumulated other comprehensive income (loss)                        (175,405)          (192,303)           (211,138)
                                                              ---------------     --------------        ------------
     Total shareholders' equity                                     6,520,953          6,318,787           6,313,313
                                                              ---------------     --------------        ------------
      Total liabilities and shareholders' equity               $   61,875,797      $  45,936,707        $ 46,155,395
                                                              ===============     ==============        ============


The accompanying notes are an integral part of these consolidated financial statements.


              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                          MYRTLE BEACH, SOUTH CAROLINA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Nine Months Ended                 Three Months Ended
                                                             September 30,                      September 30,
                                                             -------------                      -------------
                                                         2000             1999             2000              1999
                                                         ----             ----             ----              ----

INTEREST INCOME
   Interest and fees on loans                          $ 2,679,675       $ 1,730,038  $     972,861    $     653,022
   Investment securities                                   448,487           468,938        143,796          156,842
   Federal funds sold and short term investments           175,042            36,692        141,545           18,005
                                                      ------------       -----------  -------------    -------------
          Total interest income                          3,303,204         2,235,668      1,258,202          827,869

INTEREST EXPENSE
   Deposits                                              1,651,373         1,028,616        685,615          367,507
   Other borrowings                                         53,406             4,478              -            4,478
                                                      ------------       -----------  -------------    -------------
          Total interest expense                         1,704,779         1,033,094        685,615          371,985

          Net interest income                            1,598,425         1,202,574        572,587          455,884

PROVISION FOR POSSIBLE LOAN
   LOSSES                                                  163,107           119,168         51,375           49,500
                                                      ------------       -----------  -------------    -------------
          Net interest income after provision
             for possible loan losses                    1,435,318         1,083,406       521,212           406,384
                                                      ------------       -----------  -------------    -------------
NONINTEREST INCOME
   Service fees on deposit accounts                        184,775           108,294        66,430            42,851
   Loss on sale of investment securities                    (6,825)          (29,573)         (721)           (6,403)
   Other income                                             30,692            23,491        11,947             6,934
                                                      ------------       -----------  -------------    -------------
         Total noninterest income                          208,642           102,212        77,656            43,382
                                                      ------------       -----------  -------------    -------------

NONINTEREST EXPENSES
   Salaries and wages                                      680,696           516,477       225,458           188,054
   Employee benefits                                        65,559            49,216        24,439            17,075
   Supplies and printing                                    35,886            26,837        13,212             8,936
   Advertising and public relations                         48,507            36,888        15,345            14,019
   Professional fees                                        99,791           105,865        34,860            47,499
   Depreciation and amortization                           127,472           154,620        35,178            52,609
   Occupancy                                                37,243            33,841        13,378            13,056
   Data processing fees                                     70,742            53,247        25,057            18,079
   Other operating expenses                                204,952           161,894        64,455            57,708
                                                      ------------       -----------  -------------    -------------
          Total noninterest expenses                     1,370,848         1,138,885       451,382           417,035
                                                      ------------       -----------  -------------    -------------

          Income before income taxes                       273,112            46,733       147,486            32,731

INCOME TAX EXPENSE                                         101,205             7,173        54,567             5,358

          Net income                                  $    171,907        $   39,560    $   92,919      $     27,373
                                                      ============       ===========    ==========      ============

BASIC NET INCOME PER COMMON SHARE                     $        .23        $      .05    $      .13      $        .04
                                                      ============       ===========    ==========      ============

DILUTED NET INCOME PER COMMON SHARE                   $        .21        $      .05    $      .11      $        .03
                                                      ============       ===========    ==========      ============

The accompanying notes are an integral part of these consolidated financial statements.



              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                                                                                           Accumulated
                                                                                                             Other          Total
                                                         Common stock          Paid-in      Retained   Comprehensive   shareholders'
                                                    Shares        Amount       Capital       Deficit         loss          Equity
                                                    ------        ------       -------       -------         ----          ------

                 >
BALANCE, DECEMBER 31, 1998                            735,868      $ 735,868   $ 6,476,481  $ (740,819)     $  2,126    $ 6,473,656
   Net income                                               -              -             -      39,560             -         39,560

   Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities            -              -             -            -     (218,087)      (218,087)
        Less reclassification adjustments for losses
            included in net loss                            -              -             -            -       23,658         23,658
                                                                                                                        -----------
   Comprehensive loss                                       -              -             -            -            -       (154,869)
                                                    ---------     ----------    ----------   ----------    ---------    -----------
BALANCE, SEPTEMBER 30, 1999                           735,868      $ 735,868    $6,476,481   $ (701,259)  $ (192,303)   $ 6,318,787
                                                    =========     ==========    ==========   ==========   ==========    ===========


                                                                                                        Accumulated
                                                                                                          Other          Total
                                                          Common stock         Paid-in    Retained     Comprehensive  Shareholders'
                                                    Shares        Amount       Capital     Deficit          Loss          Equity
                                                    ------        ------       -------     -------          ----          ------

BALANCE, DECEMBER 31, 1999                           735,868    $ 735,868  $ 6,476,481  $ (687,898)      $(211,138)     $6,313,313
   Net income                                              -            -            -     171,907               -         171,907
   Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities           -            -            -           -          31,433          31,433
        Less reclassification adjustments for losses
            included in net income                         -            -            -           -           4,300           4,300
                                                                                                                        ----------
   Comprehensive loss                                      -            -            -           -              -          207,640
                                                   ---------     --------  -----------  ----------      ---------       ----------
BALANCE, SEPTEMBER 30, 2000                          735,868   $  735,868  $ 6,476,481  $ (515,991)     $(175,405)      $6,520,953
                                                   =========     ========  ===========  ==========      =========       ==========


The accompanying notes are an integral part of these consolidated financial statements.


              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                          MYRTLE BEACH, SOUTH CAROLINA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       September 30,

                                                                                  2000               1999
                                                                                  ----               ----

OPERATING ACTIVITIES
   Net income                                                               $     171,907      $      39,560
   Adjustments to reconcile net income to
        net cash provided by operating activities:
        Deferred income taxes                                                      97,552              7,173
        Provisions for loan losses                                                124,234            119,168
        Depreciation and amortization                                             127,472            154,620
        Writedown on real estate acquired in settlement of loans                   15,000                  -
        Loss on sale of investment securities                                       6,825             29,573
        Increase (decrease) in other assets                                      (144,044)           (64,996)
        Increase (decrease) in other liabilities                                  165,159             40,201
                                                                            -------------       ------------
           Net cash provided by operating activities                              564,105            325,299
                                                                            -------------       ------------

INVESTING ACTIVITIES
   Purchase of investment securities                                             (209,313)        (2,790,691)
   Proceeds from sale or call of investment securities                          1,099,704          4,348,270
   Decrease (increase) in Federal funds sold & short term investments          (9,291,503)         1,400,000
   Increase in loans, net                                                      (8,468,701)        (9,639,016)
   Purchase of premises and equipment                                             (82,576)           (57,560)
   Proceeds from sale of ORE                                                       84,820            124,921
                                                                            -------------      -------------
        Net cash used in investing activities                                 (16,867,569)        (6,614,076)
                                                                            -------------      -------------

FINANCING ACTIVITIES
   (Decrease) increase in Federal funds purchased & borrowings                 (2,820,000)         1,741,088
   Net increase in deposits                                                    18,167,603          6,365,665
                                                                            -------------      -------------
          Net cash provided by financing activities                            15,347,603          8,106,753
                                                                            -------------      -------------

          Net increase (decrease) in cash and cash equivalents                   (955,861)         1,817,976

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                $   2,516,526      $     970,349
                                                                            -------------      -------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                   $   1,560,665      $   2,788,325
                                                                            =============      =============
CASH PAID FOR
   Income taxes                                                             $       4,250      $       1,000
                                                                            -------------      -------------
   Interest                                                                 $   1,656,243      $   1,022,965
                                                                            -------------      -------------


The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion contains forward-looking statements that involve risks and uncertainties. "Forward-looking statements" relate to items including, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The company's actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form S-1 (Registration Number 33-95562) as filed with and declared effective by the Securities and Exchange Commission. The bank completed its third full year of operations in 1999 and has grown substantially since opening in September 1996. Comparisons of our bank's results for the periods presented should be made with an understanding of our bank's short history. Certain reclassifications have been made to prior year amounts to conform to the presentation in the current year. These reclassifications did not have an effect on net income or shareholders' equity.

RESULTS OF OPERATIONS

EARNINGS REVIEW

         Our net income was $171,907, or $.23 per basic common share, for the nine months ended September 30, 2000 as compared to a net income of $39,560, or $.05 per basic common share, for the nine months ended September 30, 1999. For the three months ended September 30, 2000, our net income was $92,919, or $.13 per basic common share, compared to net income of $27,373, or $.04 per basic common share, for the same period of 1999. The improvement in net income reflects our bank's continued growth, with average earning assets increasing to $50.3 million during the first nine months of 2000 from $36.2 million during the same period of 1999. The return on average assets for the nine month period ended September 30 was .42% in 2000 compared to .13% in 1999; the return on average equity was 3.59% for the nine months ended September 30, 2000 versus
 .83% for the same period in 1999.

         During the first nine months of 2000, net interest income increased to $1,598,425 from $1,202,574 in the same period of 1999. The growth in net interest income resulted from an increase of $1,067,536 in interest income, partially offset by an increase in interest expense of $671,685. For the three months ended September 30, 2000, net interest income increased to $572,587 from $455,884 during the same period of 1999. The net interest spread was 3.05% in the first nine months of 2000 compared to 3.19% during the same period of 1999. The net interest margin was 4.23% for the nine month period ended September 30, 2000 compared to 4.44% for the same period of 1999.

         The provision for loan losses was $163,107 for the nine month period and $51,375 for the three month period ended September 30, 2000, compared to $119,168 and $49,500 for the nine month and three month periods ended September 30, 1999. Our allowance for loan losses as a percentage of our period end loans was 1.30% and 1.22% at September 30, 2000 and 1999, respectively. Net charge-offs totaled $38,873 for the first nine months of 2000. In the same period of 1999, there were $6,115 in net charge offs. We had $39,056 in non-performing loans at September 30, 2000 and none at September 30, 1999.

         Noninterest income for the nine month period ended September 30, 2000 was $208,642, compared to $102,212 in the same period of 1999. This increase primarily resulted from the $17.5 million increase in deposits from September 30, 1999 to September 30, 2000. For the three month periods ended September 30, 2000 and 1999, noninterest income was $77,656 and $43,382, respectively.

         Noninterest expense was $1,370,848 for the nine month period ended September 30, 2000, which was an increase of $231,963 over the same period of 1999. For the three months ended September 30, noninterest expense was $451,382 in 2000 and $417,035 in 1999. These increases in noninterest expense primarily reflect increases in salaries, advertising and pubic relations, data processing fees, and other expenses related to the growth of the bank as well the writedown to market value of real estate acquired in settlement of loans.

NET INTEREST INCOME

         The primary source of revenue for us is net interest income, which is the difference between income on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on our interest-earning assets and the rates paid on our interest-bearing liabilities as well as the relative amounts of interest-bearing assets and interest-bearing liabilities. Presented below are various components of assets and liabilities, interest income and expense, and yields/costs for the periods indicated.

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                        For the nine months ended                   For the nine months ended
                                            September 30, 2000                          September 30, 1999
                                           -------------------                          ------------------

                                    Average         Income/      Yield/        Average         Income/       Yield/
                                    Balance         Expense       Rate         Balance         Expense        Rate
                                    -------         -------       ----         -------         -------        ----


Federal funds sold & short
    term investments           $    3,492,419    $    175,042        6.68%  $     947,399  $     36,692          5.18%

Investment securities               8,894,087         448,487        6.72%      9,851,546       468,938          6.36%

Loans                              37,940,301       2,679,675        9.41%     25,373,742     1,730,038          9.12%
                               ---------------   ------------  ----------- --------------  ------------    -----------
     Total earning assets      $   50,326,807    $  3,303,204        8.74%  $  36,172,687  $  2,235,668          8.26%
                               ==============    ============  =========== ==============  ============    ===========

Interest-bearing deposits      $   38,685,561    $  1,651,373        5.69%  $   27,102,130    1,028,616          5.07%
Other borrowings                    1,193,029         53,406         5.96%        110,809         4,478          5.40%
                               --------------    ------------  ----------- --------------  ------------    -----------

     Total interest-bearing
            liabilities        $   39,878,590    $  1,704,779       5.69%   $  27,212,939  $  1,033,094          5.08%
                               ==============    ============  ==========  ==============  ============    ===========

Net interest spread                                                 3.05%                                        3.19%
Net interest income/margin                       $  1,598,425       4.23%                  $  1,202,574          4.44%
                                                 ============  ==========                  ============    ===========

         As reflected above, for the first nine months of 2000 the average yield on earning assets amounted to 8.74%, while the average cost of interest-bearing liabilities was 5.69%. For the same period of 1999, the average yield on earning assets was 8.26% and the average cost of interest-bearing liabilities was 5.08%. The increase in the yield on earning assets is attributable to a significant increase in outstanding loans which earn higher rates than other components of earning assets. This increase in average loans of $12.6 million reflects our bank's success in continuing to build our customer base. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine month period ended September 30, 2000 was 4.23% and for the same period of 1999 was 4.44%. This decline in the net interest margin was the result of an increase of 62 basis points in the weighted average rate on deposits, partially offset by an increase in the weighted average rate on earning assets of 48 basis points. The bank paid slightly higher than market rates on deposits in the third quarter of 2000 during a successful marketing campaign to increase deposits and to cross-sell bank products. As a result of this program, total deposits grew by $17.5 million over the same period of 1999. Loan demand is typically stronger during the fall and winter months in our market. We expect to use the deposits generated in the third quarter, which are currently invested in short term instruments, to fund loan requests at higher rates.

         The following table presents the changes in our net interest income as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities. The change in net interest income is primarily due to increases in the volume of both loans and deposits rather than changes in average rates.




                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                          Nine months ended September 30, 2000 versus 1999
                                                 --------------------------------------------------------------------
                                                                 Volume            Rate                Net change

Federal funds sold & short term investments                   $  127,558         $   10,792          $  138,350
Investment securities                                           (48,280)             27,829             (20,451)
Loans                                                            887,560             62,078             949,638
                                                                --------           --------           ---------
     Total earning assets                                        966,838            100,699           1,067,537

Interest-bearing deposits                                        494,463            128,295             622,758
Other borrowings                                                  48,446                482              48,928
                                                                --------           --------           ---------
     Total interest-bearing liabilities                          542,909            128,777             671,686
                                                                --------           --------           ---------

Net interest income                                           $  423,929         $  (28,078)         $  395,851
                                                              ==========         ==========          ==========



PROVISION FOR LOAN LOSSES

         The provision for loan losses was $163,107 for the first nine months of 2000 and $119,168 for the same period of 1999. For the three month periods ending September 30, 2000 and 1999, this provision was $51,375 and $49,500, respectively. The increases were the result of our management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Our management anticipates loan growth will continue to be strong in 2000 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

NONINTEREST INCOME

         Noninterest income increased to $208,642 in the first nine months of 2000 from $102,212 in the same period of 1999. For the three months ended September 30, 2000, noninterest income was $77,656 in 2000 and $43,382 in 1999. Service fees on deposit accounts, the largest component of noninterest income, increased from $108,294 for the first nine months of 1999 to $184,775 during the same period of 2000. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of our customers. The net loss on the sale of investment securities decreased to $6,825 from $29,573 for the nine month period ended September 30, 2000 and 1999, respectively. These losses primarily relate to paydowns on mortgage backed securities and result from movements in market interest rates since the securities were acquired.

NONINTEREST EXPENSE

         Total noninterest expense increased from $1,138,885 for the nine months ended September 30, 1999 to $1,370,848 in the same period of 2000, and from $417,035 for the three months ended September 30, 1999 to $451,382 in the same period of 2000. The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of the assets of our company to $61.9 million at September 30, 2000 from $45.9 million at September 30, 1999. Salaries and wages expense increased by $164,218 during the nine months ended September 30, 2000 and $37,404 during the three months ended September 30, 2000 compared to the same periods in 1999. Employee benefits increased by $16,343 and $7,364 during these periods. These increases are primarily the result of increased incentive-based compensation programs implemented in 2000 for all employees as well as severance payments payable to Gary Horn, our bank's former President whose resignation was effective in February 2000.

         Advertising and public relations expense increased by $11,619 for the first nine months of 2000 compared to the same period of 1999 and increased $1,326 in the third quarter of 2000 compared to the same period of 1999. This growth is the result of increased media and promotional expenses. Depreciation and amortization expense decreased by $27,148 from the first nine months of 1999 to the same period of 2000, and declined by $17,431 in the third quarter of 2000 compared to 1999. This decline was due to the fact that equipment and software purchased when the bank opened in 1996 has now been fully depreciated.

         For the nine month period ended September 30, 2000, data processing expense increased to $70,742 from $53,247 during the same period of 1999. During the three month period ended September 30, data processing expense increased to $25,057 in 2000 from $18,079 in 1999. Data processing fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity. The category of other expenses increased to $204,952 for the first nine months of 2000 compared to $161,894 for the same period of 1999, and increased to $64,455 during the three month period ended September 30, 2000 from $57,708 in the same period of 1999. This increase was due to the growth of operating expenses associated with the expansion of loans and deposits and the writedown to market value of real estate acquired in settlement of loans.

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

         Total securities averaged $ 8.9 million in the first nine months of 2000 and totaled $8.4 million at September 30, 2000. In the same period of 1999, total securities averaged $9.9 million and totaled $9.6 million at September 30, 1999. At September 30, 2000, our total investment securities portfolio had a book value of $8,707,757 and a market value of $8,440,763 for an unrealized net loss of $266,994. We primarily invest in U.S. Government Agency Mortgage- backed securities.

         Contractual maturities and yields on our investment securities (all available for sale) at September 30, 2000 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

                               SEPTEMBER 30, 2000

                                               After one but          After five but
                      Within one year        Within five years       Within ten years        After ten years
                      ---------------        -----------------       ----------------        ---------------
                     Amount      Yield       Amount     Yield      Amount      Yield      Amount       Yield
                     ------      -----       ------     -----      ------      -----      ------       -----

U.S. Treasury        $  ----      ----%   $  ----       ----%    $   ----        ----% $      ----      ----%

U.S. Govt Agencies      ----      ----       ----       ----      662,650        7.30%        ----      ----
Mortgage-backed         ----      ----       ----       ----         ----        ----    7,732,057     6.51%

Other                   ----      ----       ----       ----         ----        ----      313,050     6.68%
                    --------   -------     ------    -------       ------     -------  -----------     ----

     Total           $ -----      0.00%   $  ----       0.00%    $662,650        7.30% $ 8,045,107     6.51%
                    ========   =======     ======    =======      =======     =======  ===========     ====

         At September 30, 2000, short-term investments totaled $9,291,503 compared to $850,000 as of September 30, 1999. These funds are one source of our bank's liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

LOANS

         At September 30, 2000, net loans (gross loans less the allowance for loan losses) totaled $40.5 million, an increase of $10.1 million from September 30, 1999. Average gross loans increased from $25.4 million with a yield of 9.12% in the first nine months of 1999 to $37.9 million with a yield of 9.41% in 2000. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

         Since loans typically provide higher yields than other types of earning assets, one of our bank's goals is for loans to represent the largest category of earning assets. As was expected, the success of our third quarter marketing campaign resulted in deposit growth that outpaced the seasonal demand for loans in our market. Since our loan demand normally increases during the fall and winter months, we expect to use these funds, which are currently invested in short term instruments, to fund loan requests at higher rates.

    The following table shows the composition of the loan portfolio by category at September 30, 2000 and 1999.

                          COMPOSITION OF LOAN PORTFOLIO

                                               SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                                                Percent                                Percent
                                            Amount             of Total            Amount              of Total
                                            ------             --------            ------              --------

Commercial                                     $7,538,440        18.3%               $5,105,440         16.6%

Real estate - construction                      3,569,270         8.7%                3,202,184         10.4%

Real estate - mortgage                         25,068,324        61.1%               18,136,221         58.9%

Consumer                                        4,909,315        11.9%                4,358,528         14.1%
                                               ----------       -----                ----------        -----
      Loans, gross                             41,085,349       100.0%               30,802,373        100.0%
                                                                =====                                  =====
Unearned income                                   (78,656)                             (73, 915)

Allowance for possible loan losses               (533,112)                             (376,268)
                                              -----------                           -----------
      Loans, net                              $40,473,581                           $30,352,189
                                              ===========                           ===========

         The principal component of our loan portfolio at September 30, 2000 and 1999 was mortgage loans, which represented 61.1% and 58.9% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Our management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio as of September 30, 2000.


       LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                               SEPTEMBER 30, 2000

                                               After one but        After
                                One year      Within five            Five
                                 Or less         Years               Years                 Total
                                --------      --------------        ------                 -----
Commercial                   $  3,656,734     $  3,765,735       $    115,971       $   7,538,440

Real estate                     3,078,201        19,761,891         2,228,232          25,068,324

Construction                    1,914,244         1,606,177            48,849           3,569,270

Consumer                        1,686,523         2,802,125           420,667           4,909,315
                             ------------     -------------      ------------       -------------
     Total gross loans       $ 10,335,702     $  27,935,928      $  2,813,719       $  41,085,349
                             ============     =============      ============       =============


Fixed Interest Rate             3,001,056        27,368,882         2,533,617          32,903,555

Variable Interest Rate          7,334,646           567,046           280,102           8,181,794
                             ------------     -------------      ------------       -------------
     Total gross loans       $ 10,335,702     $  27,935,928      $  2,813,719       $  41,085,349
                             ============     =============      ============       =============



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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

         We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances. Recognized losses are charged to the allowance for losses, while subsequent recoveries are added to the allowance. A loan is impaired when it is probable that we will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices, or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

         In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

         At September 30, 2000, the allowance for possible loan losses was $533,112, or 1.30% of outstanding loans, compared to an allowance for possible loan losses of $376,268 or 1.22% of outstanding loans, at September 30, 1999.

In the first nine months of 2000, the bank had net charge-offs of $38,873. In the same period of 1999, there were $6,115 in net charge offs. We had non-performing loans of $39,056 at September 30, 2000 and no non-performing loans as September 30, 1999.

                                         ALLOWANCE FOR LOAN LOSSES

                                         NINE MONTHS ENDING SEPTEMBER 30,

                                             2000                 1999
                                             ----                 ----

Average loans outstanding              $    37,940,301         $    25,373,742
Loans outstanding at period end             41,085,349              30,802,373
Total nonperforming loans                       39,056                      --

Beginning balance of allowance         $       408,878         $       263,215

Loans charged off                              (38,873)                 (6,115)

Total recoveries                                     0                       0
                                       ---------------         ---------------
Net loans charged off                          (38,873)                 (6,115)

Provision for loan losses                      163,107                 119,168
                                       ---------------         ---------------
Balance at period end                  $       533,112         $       376,268
                                       ===============         ===============

Net charge-offs to average loans                   .10%                    .02%
Allowance as a percent of total loans             1.30%                   1.22%
Nonperforming loans as a
     percentage of total loans
                                                   .09%                    N/A
Nonperforming loans as a
     percentage of allowance                      7.33%                    N/A

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Average total deposits were $45.7 million and average interest-bearing deposits were $38.7 million in the first nine months of 2000. Average total deposits were $32.7 million and average interest-bearing deposits were $27.1 million in the same period of 1999. The following table sets forth our deposits by category as of September 30, 2000 and September 30, 1999.

                                        DEPOSITS
                                       SEPTEMBER 30, 2000              SEPTEMBER 30, 1999

                                                       Percent of                     Percent of
                                         Amount        Deposits         Amount         Deposits
                                         -----         --------         ------         --------

Demand deposit accounts             $ 7,502,870         13.6%      $   7,910,392           21.1%
NOW accounts                          1,738,915          3.2%          1,132,771            3.0%
Money market accounts                 7,376,434         13.4%          4,106,568           11.0%
Savings accounts                      3,517,560          6.4%          4,953,730           13.2%
Time deposits less than $100,000     22,154,574         40.3%         13,630,238           36.3%
Time deposits of $100,000 or over    12,713,270         23.1%          5,767,008           15.4%
                                    -----------        -----       -------------         -------
     Total deposits                 $55,003,623        100.0%      $  37,500,707         100.00%
                                    ===========        =====       =============         =======

Internal growth, resulting primarily from special promotions and increased advertising, generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $42.3 million at September 30, 2000 compared to $31.7 million at September 30, 1999. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 77% at September 30, 2000 and 85% at September 30, 1999. Our loan-to-deposit ratio was 74.6% at September 30, 2000 versus 82.1% at September 30, 1999. The average loan-to-deposit ratio was 83.0% during the first nine months of 2000 and 77.7% during the same period of 1999.

CAPITAL

         Under the capital guidelines of the Office of the Comptroller of the Currency, the bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized," banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the bank at September 30, 2000.


                               ANALYSIS OF CAPITAL
                               SEPTEMBER 30, 2000

                             (Amounts in thousands)

                             Required   %      Actual    %      Excess     %
                              Amount           Amount           Amount
                             --------   --     -------  --      ------    --
The Bank:
Tier 1 risk-based capital      1,714   4.0%    5,786     13.5%   4,072   9.5%
Total risk-based capital       3,439   8.0%    6,319     14.7%   2,880   6.7%
Tier 1 leverage                2,410   4.0%    5,786      9.6%   3,376   5.6%

         We believe that we have sufficient capital to fund our current activities on an on-going basis.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Primary sources of liquidity for our core are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $3,000,000. We believe that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near term.

         The Bank is in the process of constructing a new branch facility in the Surfside Beach area of the Grand Strand. Harrington Constuction Company will build the branch, which is expected to open in the second quarter of 2001. Funding for the branch, estimated to cost $1.2 million, including furniture, fixtures and equipment, will come from current deposits.



         We monitor and manage the pricing and maturity of our assets and liabilities in order to lessen the potential impact that interest rate movements could have on our net interest margin. To minimize the effect of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these pricing opportunities at any point in time constitute interest rate risk.

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at any given time interval. Our management generally attempts to maintain a balance between rate sensitive assets and liabilities to minimize the company's interest rate risks. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or by adjusting the interest rate during the life of an asset or liability. Balancing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

         The interest rate sensitivity position at September 30, 2000 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.



                          INTEREST SENSITIVITY ANALYSIS

                               SEPTEMBER 30, 2000

                                                  After three
                                                      but        After one but
                                  Within three  Within twelve     within five     After five
                                     month          months           Years         years           Total
                                     -----          ------          -----           -----          ----

ASSETS
Earning assets:
   Federal funds sold
       & short term investments       5,608,503    $  3,683,000    $         --     $        --    $  9,291,503
   Investment securities                     --       2,109,783              --       6,330,980       8,440,763
   Loans                              9,641,377       1,541,472      27,368,883       2,533,617      41,085,349
                                   ------------     -----------    ------------     -----------    ------------
        Total earning assets       $ 15,249,880     $ 7,334,255    $ 27,368,883     $ 8,864,597    $ 58,817,615
                                   ============     ===========    ============     ===========    ============

LIABILITIES
Interest-bearing liabilities
   Money market and NOW             $ 9,115,349        $     --        $     --     $        --     $ 9,115,349
   Savings deposits                   3,517,560              --              --              --       3,517,560
   Time deposits                      4,664,150      20,699,027       9,504,667              --      34,867,844
                                   ------------     -----------    ------------     -----------    ------------
        Total interest-bearing
            liabilities            $ 17,297,059    $ 20,699,027     $ 9,504,667    $               $ 47,500,753
                                   ============    ============     =========== ================== ============

Period gap                         $ (2,047,179)   $(13,364,772)  $   17,864,216  $    8,864,597   $ 11,316,862
Cumulative gap                     $ (2,047,179)   $(15,411,951) $     2,452,265  $   11,316,862   $ 11,316,862

Ratio of cumulative gap to
        Total earning assets              (3.48)          (26.2)            4.17%         19.24%


         We generally would benefit from increasing market rates of interest when we have an asset sensitive gap and generally would benefit from decreasing market rates of interest when we are liability sensitive. We currently are liability sensitive in time frames less than one year and asset sensitive after that. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

IMPACT OF INFLATION

         Unlike most industrial companies, the assets and liabilities of financial institutions such as our company and bank are primarily monetary in nature. Therefore, interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

                     MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

         Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 735,868 shares, sold at $10 per share for a total gross proceeds of $7,358,680, were sold in the initial public offering and are outstanding. As of October 2, 2000, we had 915 shareholders of record. There is no established trading market in the common stock, and one is not expected to develop in the near future.

         All outstanding shares of our common stock are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by our board of directors. We do not plan to declare any dividends in the immediate future.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

ITEM 2.  CHANGES IN SECURITIES.
------------------------------

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         Not applicable.


ITEM 5.  OTHER INFORMATION.
--------------------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)      Exhibits - See Exhibit Index attached hereto.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the period ended September 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BEACH FIRST NATIONAL BANCSHARES, INC.


Date:    November 13, 2000

                                   By:      /s/ Walter E. Standish, III
                                            ------------------------------------
                                            Walter E. Standish, III
                                            President


                                   By:      /s/ Ann W. Jones
                                            ------------------------------------
                                            Ann W. Jones
                                            Chief Financial and Principal
                                               Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number                              Description

27.1.             Financial Data Schedule for the period ended
                  September 30, 2000. (for SEC use only).