Form 10KSB
period 2000-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2001-03-19
CIK 949228

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from                  to
                                          -----------------   ---------------

                          Commission file no. 000-22503

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                   -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               South Carolina                                    58-1030117
              ----------------                                  ------------
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

               1550 Oak Street
        Myrtle Beach, South Carolina                                29577
       ------------------------------                              -------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [ ]     No  [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 2001 was $6,678,324. This calculation is based upon $12.00, the last trade price of the common stock of which the Company is aware. There is no active trading market for the common stock and trades are limited and sporadic.

         There were 737,368 shares of the Company's common stock issued and outstanding as of the record date, March 2, 2001.

         Transitional Small Business Disclosure Format. (Check one): Yes [ ] No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

         Company's 2000 Annual Report and Proxy Statement for the 2001 Annual Meeting of Shareholders.

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

MARKETING FOCUS

         Most of the banks in the Grand Strand are now local branches of regional, super-regional, and large national banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Southeast, we believe that there has been a void in the community banking market in the Myrtle Beach area which we can successfully fill by adding additional branches. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on individuals and small businesses.

BANKING SERVICES

         We offer a full range of deposit products that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are offered at rates competitive to those offered in the Myrtle Beach area. In addition, we offer retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

LENDING ACTIVITIES

         General. We emphasize a range of lending services, including real estate, commercial and consumer loans, to individuals and small businesses that are located, or conduct a substantial portion of their business, in Myrtle Beach and the Grand Strand.

         Real Estate Loans. Loans secured generally by first or second mortgages on real estate are one of the primary components of our loan portfolio. These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans.

         Commercial Loans. We make loans for commercial purposes to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, or for working capital purposes.

         Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection.

         Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered by an officer with a higher lending limit. Any loan in excess of this lending limit is approved by the directors' loan committee. We do not make any loans to any of our directors or executive officers unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with us. We take steps to protect against losses due to hurricane and weather phenomenon by requiring customers to carry appropriate insurance.

         Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply to certain loan types or borrowers, in general we are subject to a loan-to-one-borrower limit. These limits increase or decrease as our capital increases or decreases. Unless we sell participations in loans to other financial institutions, we are not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         In addition to offering a full range of deposit services and commercial and personal loans, we offer products such as mortgage loan originations, accounts receivable financing, and small equipment leasing through third party providers. Other bank services which are in place or planned include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We are associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and other regions. In the future, we intend to offer annuities, mutual funds, Internet banking, and other financial services. We also offer MasterCard and VISA credit card services through a correspondent bank, which acts as our agent. We have a Web site and we are exploring opportunities to provide internet banking services, which we plan to do in response to any customer demand.

                           SUPERVISION AND REGULATION

         We are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight of, virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

GRAMM-LEACH-BLILEY ACT

         The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

         The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

BEACH FIRST NATIONAL BANCSHARES, INC.

         Because our holding company, Beach First National Bancshares, Inc., owns the outstanding capital stock of our bank, our holding company is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

         The Bank Holding Company Act. Under the Bank Holding Company Act, our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

         -        banking and managing or controlling banks;

         - furnishing services to or performing services for our subsidiaries; and

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

         In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         -        making or servicing loans and certain types of leases;

         - engaging in certain insurance and discount brokerage activities;

         -        performing certain data processing services;

         - acting in certain circumstances as a fiduciary or investment or financial adviser;

         -        owning savings associations; and

         - making investments in certain corporations or projects designed primarily to promote community welfare.

         The Federal Reserve Board imposes certain capital requirements on our holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in "Beach First National Bank - Dividends." Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to our bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank's holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the

South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board's approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.


BEACH FIRST NATIONAL BANK

         Our bank, Beach First National Bank, operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank's operations, including:

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

         The Office of the Comptroller of the Currency requires banks to maintain specified capital ratios and imposes limitations on banks' aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires banks to prepare quarterly reports on their financial condition and to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

         Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         -        internal controls;

         -        information systems and audit systems;

         -        loan documentation;

         -        credit underwriting;

         -        interest rate risk exposure; and

         -        asset quality.

         National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days' prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

         Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         Transactions With Affiliates and Insiders. Our bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of our bank's capital and surplus and, as to all affiliates combined, to 20% of the bank 's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

         Our bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Our bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

         Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

         Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our holding company or our bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

         These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         Enforcement Powers. The Financial Institutions Reform, Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties." Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies' power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

         Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.


LOCATION AND SERVICE AREA

         We conduct a general commercial and retail banking business, emphasizing the needs of individual and small- to medium-sized businesses. We operate our banking business through our bank, Beach First National Bank. Our main office is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. We primarily serve Myrtle Beach, South Carolina and the surrounding area.

COMPETITION

         The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Myrtle Beach area and elsewhere. As of February 23, 2001, there were 13 commercial banks and three savings banks operating in Horry County. We believe that our community bank focus, with our emphasis on service to small businesses, individuals, and professional concerns, gives us an advantage in this market. Nevertheless, a number of these competitors are well established in the Myrtle Beach area. Most of them have substantially greater resources and lending limits than we have and offer services, such as extensive and established branch networks and trust services, that we do not currently provide. As a result of these competitive factors, we may have to pay higher rates of interest to attract deposits.

EMPLOYEES

         As of March 2, 2001, we had 18 full-time employees and two part-time employees.

ITEM 2.    DESCRIPTION OF PROPERTY

         The principal place of business of both the company and the bank and the main office of the bank is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. The bank's main office is a located on 0.8-acre plot of land, which was purchased for $218,000. The company constructed a permanent banking facility of 5,000 square feet on the site at a cost of approximately $1,000,000, which was paid out of the proceeds of the company's initial public offering. Furniture, fixtures, and equipment for the main office cost approximately $534,000. There is one automated teller machine located at the bank's main office.

         We have leased property at the northwest corner of the intersection of S.C. Highway 544 and U.S. Highway 17 in Surfside Beach, which is just south of Myrtle Beach, in order to construct a branch office. We anticipate that construction costs will total approximately $700,000 and that we will spend an additional $500,000 for furniture, fixtures, and information systems and other equipment. Ground was broken for the Surfside Beach branch in November of 2000 and we expect to open that branch in the second quarter of 2001.

ITEM 3.    LEGAL PROCEEDINGS.

         There are no material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In response to this Item, the information contained on page 38 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In response to this Item, the information contained on pages 5 through 16 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 17 through 36 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item, the information contained on page 13 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001 is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item, the information contained on pages 7 through 9 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 12 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2001 is incorporated herein by reference.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

10.7. Separation Agreement of William Gary Horn with the Company dated February 9, 2000 (incorporated by reference to Exhibit
                  10.9 of the Company's Form 10-KSB for the year ended December 31, 2000).

10.8. Employment Agreement of Walter E. Standish, III with the Company dated March 4, 2000 (incorporated by reference to
                  Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 2000).

13                Annual Report to Shareholders for the year ended December 31,
                  2000

21.1.             Subsidiaries of the Company

-------------------
(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the fourth quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   March 16, 2001         By:       /s/ Walter E. Standish, III
       -------------------              ---------------------------------------
                                        Walter E. Standish, III
                                        President and Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Walter E. Standish, III, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                               Title                          Date
---------                               -----                          ----

/s/ Michael Bert Anderson                                            03/16/01
---------------------------
Michael Bert Anderson                  Director

/s/ Orvis Bartlett Buie                                              03/16/01
----------------------------
Orvis Bartlett Buie                    Director

/s/ Raymond E. Cleary, III                                           03/16/01
---------------------------
Raymond E. Cleary III             Chairman and Director

/s/ Michael D. Harrington                                            03/16/01
----------------------------
Michael D. Harrington                  Director

/s/ Joe N. Jarrett, Jr.                                              03/16/01
----------------------------
Joe N. Jarrett, Jr.                    Director

/s/ Richard E. Lester                                                03/16/01
----------------------------
Richard E. Lester                      Director

/s/ Rick H. Seagroves                                                03/16/01
----------------------------
Rick H. Seagroves                      Director

Signature                               Title                          Date
---------                               -----                          ----

/s/ Don J. Smith                                                     03/16/01
----------------------------
Don J. Smith                           Director

/s/ Samuel Robert Spann, Jr.                                         03/16/01
----------------------------
Samuel Robert Spann, Jr.               Director

/s/ B. Larkin Spivey, Jr.                                            03/16/01
----------------------------
B. Larkin Spivey, Jr.                  Director

/s/ Walter E. Standish, III                                          03/16/01
----------------------------
Walter E. Standish, III        President, CEO, and Director

/s/ James C. Yahnis                                                  03/16/01
----------------------------
James C. Yahnis                        Director

/s/ Stephanie L. Vickers                                             03/16/01
----------------------------
Stephanie L. Vickers         Chief Financial Officer and
                             Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------
10.7     Separation Agreement of William Gary Horn with the Company dated
         February 9, 2000 (incorporated by reference to Exhibit 10.9 of the
         Company's Form 10-KSB for the year ended December 31, 2000).

10.8     Employment Agreement of Walter E. Standish, III with the Company dated
         March 4, 2000 (incorporated by reference to Exhibit 10.9 of the
         Company's Form 10-KSB for the year ended December 31, 2000).

13       Annual Report to Shareholders for the year ended December 31, 2000

21.1.    Subsidiaries of the Company