Form 10QSB
period 2001-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2001-05-14
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2001


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

                        Commission file number: 000-22503

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

             South Carolina                       57-1030117
        ------------------------                  -----------------
        (State of Incorporation)        (I.R.S. Employer Identification No.)

               1550 Oak Street, Myrtle Beach, South Carolina 29577
                    (Address of principal executive offices)

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
Yes   X   No
    ----     -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 30, 2001, 737,368 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.


              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                           Consolidated Balance Sheets

                                                                           March 31,                December 31,
                                                                     2001          2000                2000
                                                                     ----          ----               -----
                                                                    (unaudited)    (unaudited)       (audited)

          ASSETS
Cash and due from banks                                           $ 1,727,765          $ 893,457        $  1,359,158
Federal funds sold and short-term investments                       6,295,072            210,000           6,919,000
Investment securities available for sale                            7,524,612          9,140,545           8,186,033
Loans, net                                                         50,881,545         36,630,167          45,052,910
Premises and equipment, net                                         1,805,794          1,436,725           1,546,447
Real estate acquired in settlement of loans                                 0             84,820                   0
Other assets                                                          745,155            729,241             706,468
                                                                -------------       ------------        ------------
      Total assets                                               $ 68,979,943       $ 49,124,955        $ 63,770,016
                                                                =============       ============        ============
          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                                   $ 8,111,299        $ 6,411,151         $ 5,525,253
   Interest bearing deposits                                       53,585,656         33,070,791          51,201,258
                                                                -------------       ------------        ------------
     Total deposits                                                61,696,955         39,481,942          56,726,511
Other borrowings                                                            0          3,100,000                   0
Other liabilities                                                     389,206            239,002             314,835
                                                                -------------       ------------        ------------
     Total liabilities                                             62,086,161         42,820,944          57,041,346
                                                                -------------       ------------        ------------
SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   authorized; 737,368 shares issued and outstanding at               737,368            735,868             737,368
   March 31, 2001 and December 31, 2000, and
   735,868 shares issued and outstanding at
   March 31,2000
Paid-in capital                                                     6,489,981          6,476,481           6,489,981
Retained deficit                                                     (347,394)          (639,544)           (457,175)
Accumulated other comprehensive income (loss)                          13,827           (268,794)            (41,504)
                                                                -------------       ------------        ------------
     Total shareholders' equity                                     6,893,782          6,304,011           6,728,670
                                                                -------------       ------------        ------------
      Total liabilities and shareholders' equity                 $ 68,979,943       $ 49,124,955        $ 63,770,016
                                                                =============       ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc, and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statement of Operations
                                   (unaudited)

                                                                       Three Months Ended
                                                                            June 30,
                                                                            March 31
                                                                            --------
                                                                  2001                   2000
                                                                  ----                   ----

INTEREST INCOME
   Interest and fees on loans                                  $    1,130,407       $      805,520
   Investment securities                                              136,720              154,071
   Federal funds sold                                                  83,952                3,126
                                                                -------------          -----------
          Total interest income                                     1,351,079              962,717

INTEREST EXPENSE
   Deposits                                                           732,739              427,309
   Other borrowings                                                     1,590               36,720
                                                                -------------          -----------
          Total interest expense                                      734,329              464,029

          Net interest income                                         616,750              498,688

PROVISION FOR POSSIBLE LOAN LOSSES
   LOSSES                                                              70,000               38,732
                                                                -------------          -----------
          Net interest income after  provision for possible
            loan losses                                               546,750              459,956
                                                                -------------          -----------

NONINTEREST INCOME
   Service fees on deposit accounts                                    71,401               55,357
   Loss on sale of investment securities                               (3,025)              (2,508)
   Other income                                                        13,779                9,100
                                                                -------------          -----------
          Total noninterest income                                     82,155               61,949
                                                                -------------          -----------
NONINTEREST EXPENSES
   Salaries and wages                                                 240,622              203,511
   Employee benefits                                                   22,990               19,413
   Supplies and printing                                               11,744               11,909
   Advertising and public relations                                    16,362               17,207
   Professional fees                                                   12,938               35,187
   Depreciation and amortization                                       36,164               44,445
   Occupancy                                                           14,342               11,720
   Data processing fees                                                31,283               22,523
   Other operating expenses                                            68,133               78,977
                                                                -------------          -----------
          Total noninterest expenses                                  454,578              444,892
                                                                -------------          -----------

         Income before income taxes                                   174,327               77,013

INCOME TAX EXPENSE                                                     64,545               28,659
                                                                -------------          -----------
          Net  income                                          $      109,782       $       48,354
                                                                =============          ===========
BASIC NET INCOME PER COMMON SHARE                              $          .15       $          .07
                                                                =============          ===========
DILUTED NET INCOME PER COMMON SHARE                            $          .14       $          .06
                                                                =============          ===========


The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                         Accumulated
                                                                                                            other          Total
                                                          Common stock            Paid-in   Retained    Comprehensive  shareholders'
                                                     Shares      Amount         Capital     Deficit        income         Equity
                                                     ------      ------         -------     -------        ------         ------

BALANCE, DECEMBER 31, 1999                           735,868   $735,868     $ 6,476,481  $  (687,898)   $ (211,138)   $6,313,313
   Net income                                              -          -               -       48,354             -        48,354
   Other comprehensive loss, net of income taxes:
        Unrealized gain on investment securities           -          -               -            -       (60,164)      (60,164)
        Less reclassification adjustments for losses
            included in net loss                           -          -               -            -         2,508         2,508
                                                                                                                      ----------
   Comprehensive loss                                      -          -               -            -             -        (9,302)
                                                     -------  ---------     -----------  -----------    ----------    ----------
BALANCE, MARCH 31, 2000                              735,868  $ 735,868     $ 6,476,481  $  (639,544)   $  (46,108)   $6,304,011
                                                     =======  =========     ===========  ===========    ==========    ==========




                                                                                                        Accumulated
                                                                                                           Other          Total
                                                       Common stock          Paid-in      Retained     Comprehensive  Shareholders'
                                                     Shares    Amount        Capital       Deficit         Loss          Equity
                                                     ------    ------        -------       -------      ------------     ------

BALANCE, DECEMBER 31, 2000                           737,368   $737,368   $ 6,489,981   $  (457,175)   $ (41,504)     $6,728,670
   Net income                                              -          -             -       109,782            -         109,782

   Other comprehensive income, net of income taxes:
        Unrealized gain on investment securities           -          -             -             -       57,327          57,327
        Less reclassification adjustments for losses
            included in net income                         -          -             -             -
                                                                                                          (1,997)         (1,997)
                                                                                                                      ----------
   Comprehensive income                                    -          -             -             -            -         165,112
                                                     -------  ---------   -----------   -----------    ---------      ----------
BALANCE, MARCH 31, 2001                              737,368  $ 737,368   $ 6,489,981    $ (347,393)   $  13,826      $6,893,782
                                                     =======  =========   ===========   ===========    =========      ==========


The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                         March 31,
                                                                                  2001               2000
                                                                                  ----               ----


OPERATING ACTIVITIES
   Net income                                                                     $   109,782         $   48,354
   Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Deferred income taxes                                                          16,141             28,659
        Provisions for loan losses                                                     70,000             31,168
        Depreciation and amortization                                                  36,164             44,445
        Writedown on real estate acquired in settlement of loans                            -             15,000

        Loss on sale of investment securities                                           3,025              2,508
       (Increase) decrease in other assets                                           (38,687)           (50,901)
        Increase in other liabilities                                                  74,371             52,940
                                                                                 ------------       ------------
           Net cash provided by operating activities                                  270,796            172,173
                                                                                 ------------       ------------

INVESTING ACTIVITIES
   Purchase of investment securities                                                 (21,900)          (209,313)
   Proceeds from sale of investment securities                                        683,321            260,719
   Decrease (increase) in Federal funds sold                                          623,928          (210,000)
   Increase in loans, net                                                         (5,898,635)        (4,532,221)
   Purchase of premises and equipment                                               (259,347)           (30,349)
   Proceeds from sale of ORE                                                                -                  -
                                                                                 ------------       ------------
        Net cash used in investing activities                                      (4,872,633)        (4,721,164)
                                                                                 ------------       ------------

FINANCING ACTIVITIES
   Increase (decrease) in Federal funds purchased                                           -            280,000
   Net increase (decrease) in deposits                                              4,970,444          2,645,922
                                                                                 ------------       ------------
          Net cash provided by financing activities                                 4,970,444          2,925,922
                                                                                 ------------       ------------

          Net increase (decrease) in cash and cash equivalents                        368,607         (1,623,069)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                     $  1,359,158       $  2,516,526
                                                                                 ============       ============

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                        $  1,727,765       $    893,457
                                                                                 ============        ===========


CASH PAID FOR
   Income taxes                                                                  $      6,861       $      3,290
                                                                                 ------------       ------------
   Interest                                                                      $    712,567       $    448,828
                                                                                 ------------       ------------

The accompanying notes are an integral part of these consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form S-2 (Registration Number 333-57120) as filed with the Securities and Exchange Commission.


Results of Operations

EARNINGS REVIEW

         The Company's net profit was $109,782, or $0.15 basic net income per common share, for the three months ended March 31, 2001 as compared to $48,354, or $0.07 basic net income per common share, for the three months ended March 31, 2000. The improvement in net income reflects the Bank's continued growth, as average earning assets increased to $61.7 million during the first three months of 2001 from $44.0 million during the same period of 2000. The return on average assets for the three month period ended March 31 was 0.69% in 2001 compared to 0.41% in 2000; the return on average equity was 6.5% in 2001 versus 3.1% in 2000.

         During the first three months of 2001, net interest income increased to $616,750 from $498,688 in the same period of 2000. The growth in net interest income resulted from an increase of $388,362 in interest income, partially offset by an increase in interest expense of $270,300. The net interest spread was 3.06% in the first three months of 2001 compared to 3.46% during the same period of 2000. The net interest margin was 4.05% for the three month period ended March 31, 2001 compared to 4.54% for the same period of 2000.

         The provision for loan losses was $70,000 for the three month period ended March 31, 2001, compared to $38,732 for the three month period ended March 31, 2000. The Company's allowance for loan losses as a percentage of its period end loans was 1.24% and 1.19% at March 31, 2001 and 2000, respectively. There were no charge-offs for the first three months of 2001. In the same period of 2000, there were $5,228 in net charge offs. The Company had $99,530 in non-performing loans at March 31, 2001, and no non-performing loans at March 31, 2000. Of this amount, $83,902 were guaranteed by the Small Business Administration (SBA) program.

         Noninterest income for the three-month period ended March 31, 2001 was $82,155, compared to $61,949 in the same period of 2000. This was due primarily to an increase in service fees on deposits accounts resulting from a $22.2 million growth in deposits from March 31, 2000 to March 31, 2001.

         Noninterest expense was $454,578 for the three month period ended March 31, 2001, which was an increase of $9,686 over the same period of 2000. This increase in noninterest expense primary reflects an increase in salaries, offset by a decrease in professional and legal fees.

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


                Average Balances, Income and Expenses, and Rates


                                       For the three months ended                   For the three months ended
                                              March 31, 2001                              March 31, 2000
                                             --------------                              --------------

                                    Average         Income/      Yield/         Average         Income/      Yield/
                                    Balance         Expense       Rate          Balance         Expense       Rate
                                    -------         -------       ----          -------         -------       ----

Fed funds sold & S/T Invest    $    5,700,039    $     83,952       5.97%  $      198,910    $      3,126       6.30%
Investment securities               7,898,480         136,720       7.02        9,231,213         154,071       6.69
Net loans                          48,089,231       1,130,407       9.52       34,582,000         805,520       9.34
                               --------------    ------------  ---------   --------------    ------------  ---------
     Total earning assets      $   61,687,750    $  1,351,079       8.87%  $   44,012,123    $    962,717       8.77%
                               ==============    ============  =========   ==============    ============  =========

Interest-bearing deposits      $   51,168,767    $    732,739       5.81%  $   32,231,860    $    427,309       5.32%
Other borrowings                      100,000           1,590       6.45        2,793,736          36,720       5.27
                               --------------    ------------  ---------   --------------    ------------  ---------
     Total interest-bearing
            Liabilities        $   51,268,767    $    734,329       5.81%  $   35,025,596    $    464,029       5.31%
                               ==============    ============  =========   ==============    ============  =========

Net interest spread                                                 3.06%                                       3.46%
Net interest income/margin                       $    616,750       4.05%                    $    498,688       4.54%
                                                 ============  =========                     ============  =========

         As reflected above, for the first three months of 2001 the average yield on earning assets amounted to 8.87%, while the average cost of interest-bearing liabilities was 5.81%. For the same period of 2000, the average yield on earning assets was 8.77% and the average cost of interest-bearing liabilities was 5.31%. The increase in the yield on earning assets is attributable to a significant increase in outstanding loans, which earn higher rates than other components of earning assets. The increase in average loans of $13.5 million reflects the Bank's success in continuing to build its customer base.

         The net interest margin, computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets, was 4.05% for the three-month period ended March 31, 2001, and 4.54% for same period of 2000. This decrease was the result of growth in average interest-bearing deposits of $18.9 million, which were at higher interest rates than the competition. The increase in outstanding balances is consistent with the Bank's expansion of its core base of loans and deposits.

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

                   Analysis of Changes in Net Interest Income

                                                 -------------------------------------------------------------
                                                            Three months ended March 31, 2001 versus 2000
                                                 -------------------------------------------------------------
                                                        Volume               Rate            Net change


Fed funds sold & S/T investments                   $    81,022      $        (197)           $    80,825
Investment securities                                 (23,069)              5,718                (17,351)
Loans                                                  318,941              5,947                324,888
                                                  ------------       ------------           ------------
     Total earning assets                              376,894             11,468                388,362

Interest-bearing deposits                              271,177             34,253                305,430
Other borrowings                                       (42,830)             7,700                (35,130)
                                                  ------------       ------------           ------------
     Total interest-bearing liabilities                228,347             41,953                270,300
                                                  ------------       ------------           ------------

Net interest income                                $   148,547      $     (30,485)           $   118,062
                                                  ============       ============           ============


Provision for Loan Losses

         To keep pace with the growth in the loan portfolio, the provision for loan losses was $70,000 for the first three months of 2001 compared to $38,732 for the same period of 2000. The increase was the result of management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Management anticipates loan growth will continue to be strong in 2001 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

Noninterest Income

         Noninterest income was $82,155 in the first three months of 2001 compared to $61,949 in the same period of 2000. Service fees on deposit accounts, the largest component of noninterest income, increased from $55,357 in 2000 to $71,401 in 2001. Other income increased to $13,779 in 2001 from $9,100 in the same period of 2000. Both of these categories of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. The net loss on the sale of investment securities increased to $(3,205) from $(2,508) for the three month period ended March 31, 2001 and 2000 respectively. These losses primarily relate to paydowns on mortgage backed securities, and result from movements in market interest rates since the securities were acquired.

Noninterest Expense

         Total noninterest expense increased from $444,892 for the three months ended March 31, 2000 to $454,578 for the same period of 2001. The increase in noninterest expense reflects an increase primarily in salaries and wages of $37,111, offset by a decrease in legal and professional fees of $22,249. The increase in salaries and wages in 2001 is a result hiring more employees to support the growth of the assets of the Bank to $69.0 million at March 31, 2001 from $49.1 million at March 31, 2000. Employee benefits also increased for the three months ended March 31, 2001 to $22,990 from $19,413 for the same period of 2000.

         Depreciation and amortization expense decreased by $8,281 from the first quarter of 2000 to the same period of 2001. This decline was due to the fact that equipment purchased when the bank opened in 1996 has now been fully depreciated.

         For the three month period ended March 31, 2001, data processing expense increased to $31,283 from $22,523 during the same period of 2000. Data processing fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity. The category of other expenses decreased to $68,133 for the first three months of 2001 compared to $78,978 for the same period of 2000. This decrease was primarily due to operating expenses incurred in 2000 for the writedown to market value of real estate acquired in settlement of loans.

BALANCE SHEET REVIEW

Investment Securities

         Total securities averaged $7.9 million in the first three months of 2001 and totaled $7.5 million at March 31, 2001. In the same period of 2000, total securities averaged $9.2 million and totaled $9.1 million at March 31, 2000. At March 31, 2001, the Company's total investment securities portfolio had a book value of $7.5 million and a market value of $7.5 million for an unrealized net gain of $21,744. The Company primarily invests in U.S. Government Agency Mortgage backed securities.

         At March 31, 2001, short-term investments totaled $6.3 million, compared to $210,000 at March 31, 2000. A majority of these funds at March 31, 2001 were invested in an earning capacity with maturities of six months to one year.

         Contractual maturities and yields on the Company's investment securities (all available for sale) at March 31, 2001 are set forth on the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

             Investment Securities Maturity Distribution and Yields

                                 March 31, 2001
                                                        After one but             After five but
                           Within one year            Within five years         Within ten years         After ten years
                           ---------------             -----------------         ----------------        ---------------
                          Amount       Yield         Amount       Yield        Amount      Yield      Amount        Yield
                          ------       -----         ------       -----        ------      -----      ------        -----

U.S. Treasury             $   ----        ----%   $       ----     ----%      $   ----       ----%   $       ----     ----%

U.S. Govt Agencies            ----        ----         199,394     6.64%          ----       ----            ----     ----

Mortgage-backed               ----        ----            ----      ----          ----       ----       6,994,675     6.25

Other                         ----        ----            ----      ----          ----       ----         308,800     6.75
                          --------    --------    ------------     ----       --------   --------     -----------     ----
     Total                $   ----        0.00%   $    199,394     6.64%      $   ----       0.00%    $ 7,303,475     6.26%
                          ========                ============     =====      ========               ============     ====



Loans

         At March 31, 2001, net loans (gross loans less the allowance for loan losses) totaled $50.9 million, an increase of $14.3 million from March 31, 2000. Average gross loans increased from $34.6 million with a yield of 9.34% in the first three months of 2000 to $48.2 million with a yield of 9.53% in 2001. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

         Since loans typically provide higher yields than other types of earning assets, one of the Bank's goals is for loans to represent the largest category of earning assets. As of March 31, 2001 loans were 79.0% of earning assets, compared to 79.9% at March 31, 2000.

         The following table shows the composition of the loan portfolio by category at March 31, 2001 and 2000.

                          Composition of Loan Portfolio

                                                 March 31, 2001                          March 31, 2000
                                                               Percent                                Percent
                                                   Amount     of Total                   Amount       Of Total
                                                   ------     --------                   ------       --------

Commercial                                   $ 11,147,921        21.6%             $  6,027,043          16.2%
Real estate - construction                      3,890,557         7.5                 3,701,826           9.9
Real estate - mortgage                         30,546,949        59.2                22,974,314          61.9
Consumer                                        6,017,713        11.7                 4,439,989          12.0
                                              -----------      ------               -----------        ------
      Loans, gross                             51,603,140       100.0%               37,143,172         100.0%
                                                               ======                                  ======
Unearned income                                   (82,350)                              (70,623)
Allowance for possible loan losses               (639,245)                             (442,382)

      Loans, net                             $ 50,881,545                          $ 36,630,167
                                             ============                          ============

         The principal component of the Company's loan portfolio at March 31, 2001 and 2000 was mortgage loans, which represented 59.2% and 61.9% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. The Company follows the common practice of financial institutions in the Company's market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, the Company limits it loan-to-value ratio to 80%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.


         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of March 31, 2001.

                         Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                 March 31, 2001
                                                          After one but           After
                                         One year          Within five            Five
                                         or less              Years               Years                 Total
                                         --------         -------------           -----                 -----
Commercial                            $  5,338,258      $     5,616,511      $    193,152          $    11,147,921
Real estate                              4,792,737           22,408,256         3,345,956               30,546,949
Construction                             2,149,186            1,741,371                 -                3,890,557
Consumer                                 2,325,399            3,375,146           317,168                6,017,713
                                      ------------      ---------------      ------------          ---------------
     Total gross loans                $ 14,605,580      $    33,141,284      $  3,856,276          $    51,603,140
                                      ============      ===============      ============          ===============
Fixed Interest Rate                   $  5,954,950      $    31,837,691      $  2,910,305          $    40,702,946
Variable Interest Rate                   8,650,630            1,303,593           945,971               10,900,194
                                      ------------      ---------------   ---------------          ---------------
     Total gross loans                $ 14,605,580      $    33,141,284      $  3,856,276          $    51,603,140
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

         At March 31, 2001, the allowance for possible loan losses was $639,245, or 1.24% of outstanding loans, compared to an allowance for possible loan losses of $442,382, or 1.19% of outstanding loans, at March 31, 2000. In the first three months of 2001, the Bank had no charge-offs. In the same period of 2000, there were $5,228 in net charge offs. The Company had non-performing loans of $99,530 at March 31, 2001 and no non-performing loans at March 31, 2000. Of the total non-performing loans at March 31, 2001, $83,902 were guaranteed by the Small Business Administration (SBA) program.


Allowance for Loan Losses
                                                               Three months ending March 31,
                                                                2001                 2000
                                                                ----                 ----

Average loans outstanding                                 $    48,174,187      $    34,582,000
Loans outstanding at period end                                51,520,790           37,072,549
Total nonperforming loans                                               -                    -

Beginning balance of allowance                            $       569,245      $       408,878

Loans charged off                                                       0               (5,228)
Total recoveries                                                        0                    0
                                                          ---------------      ---------------
Net loans charged off                                                   0               (5,228)

Provision for loan losses                                          70,000               38,732
                                                          ---------------      ---------------
Balance at period end                                     $       639,245      $       442,382
                                                          ===============      ===============

Net charge-offs to average loans                                    0.00%                0.02%
Allowance as a percent of total loans                               1.24%                1.19%
Nonperforming loans as a
     Percentage of total loans                                       .19%                 N/A
Nonperforming loans as a
     Percentage of allowance                                        15.6%                 N/A


Deposits and Other Interest-Bearing Liabilities

         Average total deposits were $57.3 million and average interest-bearing deposits were $51.2 million in the first quarter of 2001. Average total deposits were $37.6 million and average interest-bearing deposits were $32.2 million in the same period of 2000. The following table sets forth the deposits of the Company by category as of March 31, 2001 and March 31, 2000.

                                          Deposits
                                          March 31, 2001                        March 31, 2000
                                                               Percent of                    Percent of
                                                 Amount         Deposits         Amount       Deposits
                                                 ------        ----------        ------      ----------
Demand deposit accounts                  $    8,111,299          13.2%   $    6,411,151         16.3%
NOW accounts                                  2,090,577           3.4%        1,249,998          3.2%
Money market accounts                        11,418,243          18.5%        3,827,407          9.7%
Savings accounts                              3,149,500           5.1%        4,380,266         11.1%
Time deposits less than $100,000             23,969,670          38.8%       16,692,578         42.2%
Time deposits of $100,000 or over            12,957,666          21.0%        6,920,541         17.5%
                                         --------------    -----------   --------------    ----------

     Total deposits                      $   61,696,955         100.0%   $  39,481,941         100.00%
                                         ==============    ===========   =============     ===========

         Internal growth, resulting primarily from special promotions and increased advertising generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $48.8 million at March 31, 2001 compared to $32.6 million at March 31, 2000. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 79% at March 31, 2001 and 82% at March 31, 2000. The Company's loan-to-deposit ratio was 83.51% at March 31, 2001 versus 93.9% at March 31, 2000. The average loan-to-deposit ratio was 84.01% during the first three months of 2001 and 91.9% during the same period of 2000.

CAPITAL

         Under the capital guidelines of the Office of the Comptroller of the Currency, the Bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized," banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the Bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the Bank at March 31, 2001.

                               Analysis of Capital

                                 March 31, 2001
                             (Amounts in thousands)

                                       Required                    Actual                       Excess
                                       --------                    ------                       ------
                                   Amount         %           Amount        %           Amount            %
                                   ------         -           ------        -           ------            -
The Bank:
Tier 1 risk-based capital          2,095         4.0%        6,894        13.2%         4,799           9.2%
Total risk-based capital           4,184         8.0%        7,533        14.4%         3,349           6.4%
Tier 1 leverage                    2,585         4.0%        6,894        10.7%         4,309           6.7%


         The Company believes that it has sufficient capital to fund its activities on an on-going basis.


LIQUIDITY AND INTEREST RATE SENSITIVITY

         Primary sources of liquidity for the Company are core deposits, scheduled repayments on the Company's loans and interest on and maturities of its investments. All securities of the Company have been classified as available for sale. Occasionally, the Company might sell investment securities in connection with the management of its interest sensitivity gap or to manage cash availability. The Company may also utilize its cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, the Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to $3,000,000. Additionally, the Company is eligible to receive advances from the Federal Home Loan Bank of Atlanta, subject to its approval, and have received and repaid such advances on two occasions in the past two fiscal years. The Company believes that its liquidity and ability to manage assets will be sufficient to meet its cash requirements over the near term. At March 31, 2001, unfunded commitments to extend credit were $4.3 million.

         The Company monitors and manages the pricing and maturity of its assets and liabilities in order to lessen the potential impact that interest rate movements could have on its net interest margin. To minimize the effect of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. An imbalance in these pricing opportunities at any point in time constitute interest rate risk.

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

         The interest rate sensitivity position at March 31, 2001 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                          Interest Sensitivity Analysis

                                 March 31, 2001

                                                After three but   After one but
                                  Within three  Within twelve      within five      After five
                                     month          months            Years           years           Total
                                     -----          ------            -----            -----          ------



Assets
Earning assets:
   Federal funds sold            $   5,800,072 $       495,000  $          --   $          --   $    6,295,072
   Investment securities                    --       1,404,132      1,481,783        4,638,697       7,524,612
   Loans                            13,060,302       3,710,939     31,837,691        2,911,858      51,520,790
                                 -------------  --------------  -------------   --------------  --------------
        Total earning assets     $  18,860,374  $    5,610,071  $  33,319,474   $    7,550,555  $   65,340,474
                                 =============  ==============  =============   ==============  ==============

Liabilities
Interest-bearing liabilities
   Money market and NOW          $  13,508,820  $           --  $           --  $           --  $   13,508,820
   Savings deposits                  3,149,500              --              --              --       3,149,500
   Time deposits                     9,768,159      16,093,829      10,530,344         535,004      36,927,336
   Other borrowings                       --                --              --              --              --
                                 -------------  --------------  --------------  --------------  --------------
        Total interest-bearing
            liabilities          $  26,426,479  $   16,093,829  $   10,530,344  $      535,004  $   53,585,656
                                 =============  ==============  ==============  ==============  ==============


Period gap                       $  (7,566,105) $  (10,483,758) $   22,789,130  $    7,015,551  $   11,754,818
Cumulative gap                   $  (7,566,105) $  (18,049,863) $    4,739,267  $   11,754,818  $   10,042,303
Ratio of cumulative gap to
        total earning assets             (11.6)%         (27.6)%           7.3%           18.0%


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


                     MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

         The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, of which 735,868 shares, for a total of $7,358,680, were sold in the initial public offering. As of April 18, 2001, there were 737,368 shares of common stock outstanding held by approximately 915 shareholders of record. There is no established trading market in the common stock. The Company has filed a registration statement for the issuance of additional shares of common stock in an offering proposed to be underwritten by Scott & Stringfellow. There can be no assurances that this offering will be completed, but if it is, we expect that a market for the Company's stock will develop.

         All outstanding shares of Common Stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future.

PART II
-------

OTHER INFORMATION
------------------

Item 1.  Legal Proceedings.
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         Not applicable

Item 5.  Other Information.
--------------------------
         None.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits - None.

(b)      Reports on Form 8-K.
         No reports on Form 8-K were filed during the period ended March 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   May 14, 2001                 By:  /s/ Walter E. Standish, III
       -------------------               ---------------------------------------
                                         Walter E. Standish, III
                                            President/Chief Executive Officer

                                         /s/ Stephanie L. Vickers
                                         ---------------------------------------
                                         Stephanie L. Vickers
                                         Chief Financial and Principal
                                            Accounting Officer