Form 10KSB/A
period 2000-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2001-06-19
CIK 949228

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(MARK ONE)
X        Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-        of 1934 For the fiscal year ended December 31, 2000

                                       OR

         Transition Report under Section 13 or 15(d) of the Securities Exchange
------
         Act of 1934

             For the transition period from            to
                                            ----------    ----------

                          Commission file no. 000-22503

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                   ------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             South Carolina                                     58-1030117
     ------------------------------                         ------------------
      (State or Other Jurisdiction                           (I.R.S. Employer
    of Incorporation or Organization)                       Identification No.)

             1550 Oak Street
      Myrtle Beach, South Carolina                                 29577
  -------------------------------------                         -----------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (843) 626-2265
                  ---------------------------------------------
                 Issuer's Telephone Number, Including Area Code

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
Yes       No
   ---      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 7, 2001 was $6,678,324. This calculation is based upon $12.00, the last trade price of the common stock of which the Company is aware. There is no active trading market for the common stock and trades are limited and sporadic.

         There were 737,368 shares of the Company's common stock issued and outstanding as of June 7, 2001.

         Transitional Small Business Disclosure Format.
(Check one):  Yes     No   X
                 ---       -

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

         The registrant hereby amends its annual report on Form 10-KSB for the year ended December 31, 2000 by deleting the text under Part I, Item 6:
Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 7: Financial Statements, and replacing it with the following:

PART I. ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We commenced operations on September 23, 1996 and completed our fourth full year of operations on December 31, 2000. From the outset, we have focused on serving the banking needs of small businesses and individuals, and we have emphasized our local management and ownership. We have grown steadily each year, increasing from $27.0 million in total assets at December 31, 1997 to $38.0 million at December 31, 1998, $46.2 million at December 31, 1999, and $63.8 million at December 31, 2000. We enjoyed our first quarterly profit in the second quarter of 1999, and we have been profitable each subsequent quarter through the date of this prospectus.

         In March 2000, Walt Standish became our new president and chief executive officer. Mr. Standish has strong ties to the business community in Myrtle Beach, having served as Bank of America's retail executive for the Grand Strand from 1990 to 1995. Under Mr. Standish's leadership, we have begun to grow more rapidly. Our total assets have increased to $63.8 million at December 31, 2000, a 38% increase since December 31, 1999, and our net income was $231,000 for the year ended December 31, 2000, an increase of $178,000, or 336%, over the same period in 1999.

         The following table sets forth selected measures of our financial performance for the periods indicated:

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                  2000              1999              1998              1997
                                  ----              ----              ----              ----
Total Revenues (1)........     $2,226,214        $1,837,082        $1,284,571          $776,565
Net Income (loss).........        230,723            52,921         (233,183)         (246,389)
Total Assets..............     63,770,016        46,155,395        37,944,622        26,938,244
Total Loans...............     45,622,155        32,537,992        21,095,556        11,288,106
Total Deposits............     56,726,511        36,836,020        31,135,042        20,071,921

         (1) Total revenue equals net interest income plus total noninterest income.

         The following discussion contains our analysis of our financial condition and results of operations beginning with the year ended December 31, 1998. Comparisons of our results for the periods presented should be made with an understanding of our short history.

ANALYSIS OF THE FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1999 AND 2000

NET INCOME

         For the year ended December 31, 2000, our net income was $230,723, or $.31 per basic common share, as compared to $52,921, or $.07 per basic common share, for the year ended December 31, 1999, and as compared to a loss of ($233,183) or ($0.32) per basic common share for the year ended December 31, 1998. Our net income increased in 2000 and 1999 primarily due to increases in net interest income and noninterest income that resulted from the significant growth in our assets and deposits over this period.

         Our earnings in 2000, 1999 and 1998 were reduced by expenses we incurred related to a check kiting operation discovered in 1998. We incurred an aggregate of approximately $100,000 in 1998, $60,000 in 1999, and $59,000 in 2000 in expenses related to this kiting operation. In March 1999, we settled one lawsuit related to the kiting issue and the matter was fully settled in August 2000. All expenses related to this kiting operation are reflected in the Financial Statements and we do not expect to incur any material additional expenses related to this matter.

         We had total assets of $63.8 million at December 31, 2000, an increase of 38.1% from $46.2 million at December 31, 1999. Our total deposits increased to $56.7 million at December 31, 2000, up 54.1% from $36.8 million at December 31, 1999. Our return on average assets for 2000 was 0.41% compared to 0.13% in 1999 and (0.72%) in 1998; and our return on average equity was 3.54% in 2000 versus .83% in 1999 and (3.53%) in 1998. The improvement in net income in 2000 reflects our growth since Mr. Standish became our chief executive officer, with average earning assets increasing 39.9% to $52.6 million during 2000 from $37.6 million during the same period of 1999. The improvement in net income in 1999 over 1998 also reflects our continued strong growth trends.

NET INTEREST INCOME

         General. Our primary source of revenue is net interest income, which is the difference between the income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income increased $501,688, or 29.8%, to $2.2 million in 2000 from $1.7 million in 1999. Net interest income increased $534,708 in 1999 from $1.1 million in 1998. The increase in net interest income was due primarily to the growth of our bank, as reflected in an increase in our average earning assets. Average earning assets increased to $52.6 million during 2000, a 39.9% increase from $37.6 million in 1999, and a 28% increase from $29.4 million in 1998.

         Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.11% for the year ended December 31, 2000, compared to 3.25% for the year ended December 31, 1999 and 2.47% for the year ended December 31, 1998. Our net interest margin, which is net interest income divided by average interest-earning assets, was 4.15% for the year ended December 31, 2000, 4.47% for the year ended December 31, 1999, and 3.90% for the year ended December 31, 1998. The decrease in 2000 resulted primarily from an increase in the rate we paid to attract interest-bearing deposits. The increase in the net interest margin from 1998 to 1999 primarily resulted from a 72% increase in average outstanding loans. These loans earned greater yields and represented a larger component of the total earning assets for the year ended December 31, 1999.

         Average Balances, Income and Expenses and Rates. The following tables set forth, for the periods indicated, information related to our average balance sheet and average yields on assets and average rates paid on liabilities. We derived these yields or rates by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from the daily balances throughout the periods indicated.

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                 For the year ended                  For the year ended                 For the year ended
                                  December 31, 2000                   December 31, 1999                  December 31, 1998
                           -------------------------------     ------------------------------    --------------------------------

                           Average       Income/    Yield/     Average      Income/    Yield/    Average      Income/      Yield/
                           Balance       Expense     Rate      Balance      Expense     Rate     Balance      Expense       Rate
                           -------       -------     ----      -------      -------     ----     -------      -------       ----
Federal funds sold
and short term
investments..........   $  4,853,585   $   334,086   6.88%  $    801,068  $    43,459  5.43%  $  2,458,164  $   133,807    5.44%

Investment securities      8,692,972       586,035   6.74%     9,749,303      628,112  6.44%    11,205,990      722,708    6.45%
Loans................     39,031,825     3,713,902   9.52%    27,040,512    2,469,213  9.13%    15,747,900    1,444,855    9.17%
                          ----------     ---------   ----     ----------    ---------  ----     ----------    ---------    ----
  Total earning
assets...............   $ 52,578,382   $ 4,634,023   8.92%  $ 37,590,883  $ 3,140,784  8.36%  $ 29,412,054  $ 2,301,370    7.82%
                          ==========     =========   ====     ==========    =========  ====     ==========    =========    ====

Interest-bearing
deposits
    N.O.W............   $  1,573,091   $    37,008   2.35%  $  1,135,096  $    21,980  1.94%       837,432       18,402    2.20%
    M.M.A............      6,353,302       347,246   5.47%     3,734,063      162,990  4.36%     2,854,701      135,961    4.76%
    Savings..........      3,841,637       183,514   4.78%     4,638,585      193,992  4.18%     4,903,157      228,540    4.66%
    CD's <$100,000...     16,953,510     1,052,712   6.21%    10,940,699      617,442  5.64%     6,845,980      403,313    5.89%
    CD's >$100,000...      9,594,329       593,197   6.18%     4,749,532      266,550  5.61%     4,094,501      237,208    5.79%
    IRA..............      2,962,456       183,101   6.18%     2,766,959      164,737  5.95%     1,877,100      115,887    6.17%
                           ---------       -------   ----      ---------      -------  ----      ---------      -------    ----
    Total interest-
    bearing
    deposits.........   $ 41,278,325   $ 2,396,778   5.81%  $ 27,964,934  $ 1,427,691  5.11%  $ 21,412,871  $ 1,139,311     .32%
                          ==========     =========   ====     ==========    =========  ====     ==========    =========     ===

Other borrowings.....        893,142        53,406   5.98%       594,934       30,942  5.20%       132,820       14,616   11.00%
                             -------        ------   ----        -------       ------  ----        -------       ------   -----
    Total interest-
    bearing
    liabilities......   $ 42,171,467   $ 2,450,184   5.81%  $ 28,559,868  $ 1,458,633  5.11%  $ 21,545,691  $ 1,153,927    5.36%
                          ==========     =========   ====     ==========    =========  ====     ==========    =========    ====

Net interest spread..                                3.11%                             3.25%                               2.47%
Net interest
income/margin........                  $ 2,183,839   4.15%                $ 1,682,151  4.47%                $ 1,147,443    3.90%
                                         =========   ====                   =========  ====                   =========    ====

         Analysis of Changes in Net Interest Income. The following tables set forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented. The change in net interest income is primarily due to the increases in volume of both loans and deposits rather than changes in average rates.


                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                       For the year ended December 31,                  For the year ended December 31,
                                               2000 versus 1999                                 1999 versus 1998
                                 -------------------------------------------      ------------------------------------------
                                   Volume            Rate        Net change         Volume           Rate        Net change
                                 -----------      ---------      -----------      ---------        --------      -----------
Federal funds sold and short
term investments ..............  $   278,946      $  11,681      $   290,627      $   (89,900)     $   (448)     $   (90,348)

Investment securities .........      (71,212)        29,135          (42,077)         (93,849)         (747)         (94,596)
Loans .........................    1,140,981        103,708        1,244,689        1,031,188        (6,830)       1,024,358
                                 -----------      ---------      -----------      -----------      --------      -----------
     Total earning assets .....    1,348,715        144,524        1,493,239          847,439        (8,025)         839,414

Interest-bearing deposits .....      773,027        196,060          969,087          334,502       (46,122)         288,380
Other borrowings ..............       17,832          4,632           22,464           24,034        (7,708)          16,326
                                 -----------      ---------      -----------      -----------      --------      -----------
     Total interest-bearing
            liabilities .......      790,859        200,692          991,551          358,536       (53,830)         304,706
                                 -----------      ---------      -----------      -----------      --------      -----------

Net interest income ...........  $   557,856      $ (56,168)     $   501,688      $   488,903      $ 45,805      $   534,708
                                 ===========      =========      ===========      ===========      ========      ===========

         Interest Rate Sensitivity. A significant portion of our assets and liabilities are monetary in nature, and consequently they are very sensitive to changes in interest rates. This interest rate risk is our primary market risk exposure, and it can have a significant effect on our net interest income and cash flows. We review our exposure to market risk on a regular basis, and we manage the pricing and maturity of our assets and liabilities to diminish the potential adverse impact that changes in interest rates could have on our net interest income.

         One monitoring technique we employ is the measurement of our interest rate sensitivity "gap," which is the difference between the amount of interest-earning assets and interest-bearing liabilities that mature or may reprice within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a "gap" basis, we are liability-sensitive over the cumulative one-year time frame as of December 31, 1999 and December 31, 2000. However, gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.

         Net interest income is also affected by other significant factors, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities. We perform asset/liability modeling to assess the impact of varying interest rates and the impact that balance sheet mix assumptions will have on net interest income. We attempt to manage interest rate sensitivity by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities that reprice in the same time interval helps us to hedge risks and minimize the impact on net interest income of rising or falling interest rates. We evaluate interest sensitivity risk and then formulate guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

         The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 and 1999 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, we determined the amount of assets or liabilities that mature or reprice during a particular period in accordance with the contractual terms of the asset or liability. We included adjustable rate loans in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and we included fixed rate loans in the periods in which we anticipate they will be repaid based on scheduled maturities. We included our savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, in the "Three Months or Less" category, although our historical experience has proven these deposits to be more stable over the course of a year.

                          INTEREST SENSITIVITY ANALYSIS
                                DECEMBER 31, 2000

                                                       After three but    After one but
                                    Within Three        Within twelve      Within five      After five
                                       Months              Months             years           years            Total
ASSETS
Earning assets:
   Federal funds sold and short
     term investments ............   $  6,721,000       $    198,000       $        --      $       --      $ 6,919,000
   Investment securities .........             --          1,894,642                --       6,291,391        8,186,033
   Loans .........................     11,675,149          2,217,518        29,260,680       2,468,808       45,622,155
                                     ------------       ------------       -----------      ----------      -----------
        Total earning assets .....   $ 18,396,149       $  4,310,160       $29,260,680      $8,760,199      $60,727,188
                                     ------------       ============       ===========      ----------      ===========
LIABILITIES
Interest-bearing liabilities
   Money market and NOW ..........   $ 14,235,469       $         --       $        --      $       --      $14,235,469
   Regular savings deposits ......        362,147                 --                --              --          362,147
   Prime savings deposits ........      2,769,831                 --                --              --        2,769,831
   Time deposits
            < $100,000 ...........      3,797,628         10,854,194         6,237,378         292,654       21,181,854
            > $100,000 ...........      6,017,908          4,718,983         1,806,855         108,212       12,651,958
   Other borrowings ..............             --                 --                --              --               --
                                     ------------       ------------       -----------      ----------      -----------
   Total interest-bearing
liabilities ......................   $ 27,182,983       $ 15,573,177       $ 8,044,233      $  400,866      $51,201,259
                                     ============       ============       ===========      ==========      ===========

Period gap .......................   $ (8,786,834)      $(11,263,017)      $21,216,447      $8,359,333      $ 9,525,929
Cumulative gap ...................   $ (8,786,834)      $(20,049,851)      $ 1,166,596      $9,525,929      $ 9,525,929
Ratio of cumulative gap to total
earning assets ...................         (14.47)%           (33.00)%            1.92%          15.69%


                                DECEMBER 31, 1999

                                                       After three but    After one but
                                     Within Three       Within twelve      Within five      After five
                                        Months             Months             years           years            Total
                                        ------             ------             -----           -----            -----
ASSETS
Earning assets:
   Federal funds sold and short
term investments .................   $         --       $         --       $        --      $        --      $        --

   Investment securities .........             --          2,630,803                --        6,652,357        9,283,159
   Loans .........................      7,475,837          1,499,362        21,107,664        2,455,129       32,537,992
                                     ------------       ------------       -----------      -----------      -----------
        Total earning assets .....   $  7,475,837       $  4,130,165       $21,107,664      $        --      $41,821,151
                                     ============       ============       ===========                       ===========
LIABILITIES
Interest-bearing liabilities
   Money market and NOW ..........   $  5,458,077       $         --       $        --      $        --      $ 5,458,077
   Regular savings deposits ......        399,608                 --                --               --      $   399,608
   Prime savings deposits ........      4,112,452                 --                --               --        4,112,452
   Time deposits .................             --
        <$100,000 ................      2,450,837          7,687,102         4,189,645                        14,327,584
        >$100,000 ................      1,024,334          1,835,106         3,814,379                         6,673,819
   Other borrowings ..............        920,000                 --                --        1,900,000        2,820,000
                                     ------------       ------------       -----------      -----------      -----------
   Total interest-bearing
liabilities ......................   $ 14,365,308       $  9,522,208       $ 8,004,024      $ 1,900,000      $33,791,540
                                     ============       ============       ===========      ===========      ===========

Period gap .......................   $ (6,889,471)      $ (5,392,043)      $13,103,640      $ 7,207,486      $ 8,029,611
Cumulative gap ...................   $ (6,889,471)      $(12,281,514)      $   822,126      $ 8,029,611      $ 8,029,611
Ratio of cumulative gap to total
earning assets ...................         (16.47)%           (29.37)%            1.97%           19.20%

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         General. We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of factors such as the balance of impaired loans, the quality, mix, and size of our overall loan portfolio, economic conditions that may affect the borrower's ability to pay, the amount and quality of collateral securing the loans, our historical loan loss experience, and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances. We charge recognized losses to the allowance for loan losses, and we add any subsequent recoveries back to the allowance. We consider a loan to be impaired when it is probable that we will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. We measure individually identified impaired loans based on the present value of expected payments, using the contractual loan rate as the discount rate. Alternatively, we may base measurement on observable market prices, or, for loans that are solely dependent on the collateral for repayment, the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, we establish a valuation allowance as a component of the allowance for loan losses. We record changes to the valuation allowance as a component of the provision for loan losses.

         In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based on their review of information available to them at the time of their examinations.

         At December 31, 2000, our allowance for possible loan losses was $569,245, or 1.25% of outstanding loans, compared to an allowance for possible loans losses of $408,878, or 1.26% of outstanding loans at December 31, 1999, and $263,215, or 1.25% at December 31, 1998. Our provision for loan losses was $251,107 in 2000 compared to $154,168 in 1999 and $272,500 in 1998.

         In 2000, 1999, and 1998 the Bank charged-off $91,000, $8,000 and
$100,000, respectively. The 2000 charge-offs included $77,000 of commercial real estate loans and $14,000 of consumer real estate loans. The 1998 charge-offs included $19,000 of consumer loans, $61,000 of commercial business loans and $100,000 due to the uncollectibility of overdraft amounts owed to the Bank and related to a kiting scheme involving two of the Bank's commercial deposit customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Noninterest Expense."

         We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower's financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At December 31, 2000, there were no loans accruing interest for loans which were 90 days or more past due, and we did not have any restructured loans.

         We had two nonaccruing loans totaling $104,815 at December 31, 2000. These loans are both subject to SBA conditional guarantees and we believe that we will recover 80% of the face amount of these loans. We had no nonaccruing loans at December 31, 1999 or December 31, 1998. Interest income that would have been received for the year ended December 31, 2000 had nonaccruing loans been current in accordance with their original terms amounted to $5,730.

         We do not include loans that are current as to principal and interest in our nonperforming assets categories. However, we will still classify a current loan as a potential problem loan if we develop serious doubts about the borrower's future performance under the terms of the loan contract. We consider the level of potential problem loans in our determination of the adequacy of the allowance for loan losses. At December 31, 2000, 1999, and 1998, we did not have any loans we considered to be potential problem loans.

         The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2000, 1999 and 1998.

                            ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

                                                                DECEMBER 31,
                                                    ------------------------------------
                                                      2000         1999            1998
                                                      ----         ----            ----
Average loans outstanding .....................     $39,032      $27,041         $15,748
                                                    =======      =======         =======
Loans outstanding at period end ...............     $45,622      $32,538         $21,095
                                                    =======      =======         =======
Total nonperforming loans .....................         105            0               0
                                                    =======      =======         =======

Beginning balance of allowance ................         409          263             170
Loans charged off: ............................          91            8             179
Real Estate ...................................     $    --      $    --              --
Commercial ....................................          77            7             161
Consumer ......................................          14            1              19
                                                    -------      -------         -------
Total loans charged off: ......................          91            8             180
Recoveries:
      Real Estate .............................     $    --      $    --              --
      Commercial ..............................          --           --               1
      Consumer ................................          --           --              --
      Total recoveries: .......................          --           --               1
                                                    -------      -------         -------
Net loans charged off .........................          91            8             179

Provision for loan losses .....................         251          154             273
                                                    -------      -------         -------
Balance at period end .........................     $   569      $   409         $   264
                                                    =======      =======         =======

Net charge-offs to average loans ..............        0.23%        0.03%           1.14%
Allowance as a percent of total loans .........        1.25%        1.26%           1.25%

Nonperforming loans as a percentage of
   total loans ................................        0.23%          --              --

Nonperforming loans as a percentage of
   allowance ..................................       18.41%          --              --
 Ratio of net charge-offs to average gross
   loans outstanding during the period ........         .23%         .03%           1.14%(1)
                                                    =======      =======         =======

(1) Includes charge-off of $100,000 related to an overdraft of commercial account. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Expense."

       The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to total loans for the periods indicated. We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                    AS OF DECEMBER 31,
                          --------------------------------------------------------------------
                                    2000                   1999                    1998
Residential
     Real estate .....    $339,042        59.6%   $238,948        58.4%   $137,088        52.3%
     Construction ....      44,970         7.9%     42,196        10.3%     17,872         6.8%
Commercial ...........     108,783        19.1%     74,334        18.2%     61,303        23.3%
Consumer .............      76,450        13.4%     53,400        13.1%     46,352        17.6%
                          --------       -----    --------       -----    --------       -----
Total allowance for
     loan losses .....    $569,245       100.0%   $408,878       100.0%   $263,215       100.0%

       NONINTEREST INCOME AND EXPENSE

Noninterest Income

         Noninterest income increased to $293,482 for the year ended December 31, 2000, up 89.4% from $154,931 for the year ended December 31, 1999. Noninterest income increased 13% in 1999 from $137,128 for the year ended December 31, 1998. Service fees on deposit accounts, the largest component of noninterest income, increased 67.2% to $264,154 in 2000 from $157,988 in 1999. Service fee income in 1999 increased $29,929, or 23.4%, from $128,059 in 1998. Other income increased 29.2% to $38,287 in 2000 from $29,645 in 1999, and increased 77.8% from $21,536 in 1998. Both of these categories of noninterest income increased due to the growth in the number of deposit accounts, as well as increased fee-related activities of customers. The net loss on the sale of investment securities decreased to $8,959 in 2000 from $32,702 in 1999 and $12,467 in 1998. These losses primarily relate to paydowns on mortgage-backed securities, as a result of movements in market interest rates since the securities were acquired.

Noninterest Expense

         Total noninterest expense increased to $1.9 million for the period ended December 31, 2000 from $1.6 million for the same period of 1999, and from $1.3 million for the year ended December 31, 1998. The increase in noninterest expense reflects an increase in most expense categories as a result of our growth to $63.8 million in total assets at the end of 2000 from $46.2 million at the end of 1999, up from $37.9 million for the year ended December 31, 1998. Salary and wages expense totaled $890,572 in 2000, $725,470 in 1999, and $566,706 in 1998. Employee benefits were $87,605 in 2000, $66,292 in 1999, and
$48,230 in 1998. We had 18 full-time equivalent employees at both the end of 2000 and the end of 1999. However, we began 1999 with 14 full-time equivalent employees and the increase in expenses in 2000 is largely due to having a constant staffing level throughout the year. Professional fees were $141,699 for the year ended December 31, 2000, compared to $134,966 for 1999 and $148,487 for 1998. The 1999 and 1998 figures include costs associated with our year 2000 preparations. Professional fees include collection costs of $47,500 in 2000, $35,000 in 1999, and $50,000 in 1998. Professional fees also include fees related to discovery of a kiting operation by two of our customers, as noted above. In 1998, we changed $100,000 to our allowance for loan losses because of overdrafts in the accounts of these two customers. As part of a settlement with these customers, in 1999 we took possession of property through a deed in lieu of foreclosure to cover kiting losses. The estimated market value of the property was $288,000. In 1999, we became involved in a lawsuit with another bank that was also affected by the kiting. In 1999 and 2000 (until the sale of the property), we wrote down the value of the property in the amounts of $50,000 and $11,426, respectively, to reflect projected losses relating to this lawsuit. We charged these writedowns and additional expenses relating to this matter, primarily legal fees and settlement expenses with the other bank, to operations as other operating expenses.

         Depreciation and amortization decreased to $175,523 from $197,986 in 1999 and from $194,114 in 1998. We experienced an increase in other operating expenses, to $319,101 in 2000, from $292,095 in 1999 and from $191,084 in 1998, principally as a result of an increase in operating expenses related to the new main office building, writedown to market value of real estate acquired in settlement of loans, and other expenses associated with the expansion of loans and deposits.

         Depreciation and amortization expense decreased by $8,281 from the first quarter of 2000 to the same period of 2001. This decline was due to the fact that equipment purchased when our bank opened in 1996 has now been fully depreciated.

BALANCE SHEET REVIEW

Loans

         Loans are our largest category of earning assets and typically provide higher yields than our other types of earning assets. At December 31, 2000, loans represented 73.2% of earning assets, slightly lower than the 78.6% that they represented at the end of 1999. At December 31, 2000, net loans (gross loans less the allowance for loan losses) totaled $45.1 million, an increase of $13 million or 40.5% from December 31, 1999. Average gross loans increased 44.4% from $27.0 million with a yield of 9.13% in 1999, to $39.0 million with a yield of 9.52% in 2000. Average gross loans increased from $15.8 million with a yield of 9.17% in 1998. Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance. The interest rates we charge on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

         As we expected, the success of our third quarter 2000 marketing campaign resulted in deposit growth that outpaced the seasonal demand for loans in our market. Since our loan demand normally increases during the fall and winter months, we expect to use these funds, which are currently invested in short term instruments, to fund loan requests at higher rates.

         Mortgage loans constitute the principal component of our loan portfolio. Mortgage loans represented 59.6% and 58.4% of our portfolio at year end 2000 and 1999, respectively.

         In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. Most of our real estate loans are secured by residential or commercial property. We follow the common practice of financial institutions in our area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. Due to the short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

The following table shows the composition of our loan portfolio by category at December 31, 2000 and 1999.


                          COMPOSITION OF LOAN PORTFOLIO

                                       DECEMBER 31, 2000          DECEMBER 31, 1999
                                                   Percent                    Percent
                                     Amount        of Total     Amount        of Total
                                  ------------     --------  ------------     --------
Commercial....................    $  8,719,474       19.1%   $  5,914,549        18.2%
Real estate - construction....       3,604,153        7.9%      3,357,946        10.3%
Real estate - mortgage........      27,171,980       59.6%     19,015,339        58.4%
Consumer......................       6,126,548       13.4%      4,250,158        13.1%
                                  ------------      -----    ------------       -----
Loans, gross..................      45,622,155      100.0%     32,537,992       100.0%
                                                    =====                       =====
Allowance for possible
losses........................        (569,245)                  (408,878)
                                  ------------               ------------
Loans, net....................    $ 45,052,910               $ 32,129,114
                                  ------------               ------------

         The following tables set forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio as of December 31, 2000 and 1999. The information in these tables is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties.

       LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES


DECEMBER 31, 2000

                                                 After one but
                           One year or less    within five years     After five years          Total
                           ----------------    -----------------     ----------------          -----
Commercial ..............  $      4,047,374     $      4,647,508     $        175,492     $      8,870,374
Real estate .............         4,163,710           21,239,518            2,809,942           28,213,170
Construction ............         1,782,689            1,560,780              107,919            3,451,388
Consumer ................         1,925,466            2,879,040              372,364            5,176,870
                           ----------------     ----------------     ----------------     ----------------
     Total ..............  $     11,919,239     $     30,326,846     $      3,465,717     $     45,711,802
                           ================     ================     ================     ================
Fixed Interest Rate .....  $      3,919,241     $     29,318,278     $      2,473,505     $     35,711,024
Variable Interest Rate ..         7,999,998            1,008,568              992,212           10,000,778
                           ----------------     ----------------     ----------------     ----------------
     Total ..............  $     11,919,239     $     30,326,846     $      3,465,717     $     45,711,802
                           ================     ================     ================     ================



DECEMBER 31, 1999

                                                 After one but
                           One year or less    within five years     After five years          Total
                           ----------------    -----------------     ----------------          -----
Commercial .............   $      2,205,560     $      3,248,547     $        161,852     $      5,615,959
Real estate ............          1,745,518           15,408,353            2,147,741           19,301,612
Construction ...........          2,575,349              819,343                   --            3,394,692
Consumer ...............          1,488,502            2,360,741              458,412            4,307,655
                           ----------------     ----------------     ----------------     ----------------
     Total .............   $      8,014,929     $     21,836,984     $      2,768,005     $     32,619,918
                           ================     ================     ================     ================
Fixed Interest Rate ....   $      3,115,593     $     21,152,842     $      2,455,129     $     26,723,564
Variable Interest Rate .          4,899,336              684,142              312,876            5,896,354
                           ----------------     ----------------     ----------------     ----------------
     Total .............   $      8,014,929     $     21,836,984     $      2,768,005     $     32,619,918
                           ================     ================     ================     ================

     Investment Securities

         Investment securities at December 31, 1999 and December 31, 2000 averaged $9.7 million and $8.7 million, respectively. At December 31, 2000, our total portfolio had a book value of $8.0 million, and a market value of $7.9 million, for an unrealized net loss of $62,802. This compares to our market value at December 31, 1999 of $9.0 million, and at December 31, 1998 of $11.5 million.

         At December 31, 2000, short term investments totaled $6.9 million. At December 31, 1999, we did not have any short-term investments. At December 31, 1998, short-term investments totaled $2.2 million. These funds are generally invested in an earning capacity with maturities of six months to one year. We primarily invest in U.S. Government Agency and mortgage backed securities.

         Contractual maturities and yields on our investment securities (all available for sale) at December 31, 2000, 1999, and 1998 are set forth on the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                                DECEMBER 31, 2000

                             After five but
                            within ten years               After ten years
                            ----------------               ---------------
                          Amount         Yield          Amount          Yield
                       ----------     ----------      ----------     ----------
U.S. Govt Agencies     $  662,903           7.30%     $       --             --%
Mortgage-backed                --             --%      7,299,032           6.29%
Other                          --             --%        286,900           6.75%
                       ----------     ----------      ----------     ----------
     Total             $  662,903           7.30%     $7,585,932           6.43%
                       ==========     ==========      ==========     ==========

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                                DECEMBER 31, 1999

                             After five but
                            within ten years               After ten years
                            ----------------               ---------------
                          Amount         Yield          Amount          Yield
                       ----------     ----------      ----------     ----------
U.S. Govt Agencies     $  462,585           7.00%     $       --             --%
Mortgage-backed                --             --%     8,837,430            6.31%
Other                          --             --%       303,050            6.61%
                       ----------     ----------      ----------     ----------
     Total             $  462,585           7.00%     $9,140,480           6.32%
                       ==========     ==========      ==========     ==========


         INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                           DECEMBER 31, 1998

                             After five but
                            within ten years               After ten years
                            ----------------               ---------------
                          Amount         Yield          Amount          Yield
                       ----------     ----------      ----------     ----------
U.S. Govt Agencies     $  101,063           7.08%     $       --             --%
Mortgage-backed                --             --%      9,465,584           5.92%
Other                          --             --%        190,850           6.00%
                       ----------     ----------      ----------     ----------
     Total             $  101,063           7.08%     $9,656,434           5.92%
                       ==========     ==========      ==========     ==========

     Deposits and Other Interest-Bearing Liabilities

         Average total deposits were $48.4 million in 2000, up 44% from $33.6 million in 1999. Average interest-bearing deposits were $41.3 million in 2000, up 47.5% from $28.0 million in 1999. These increases were primarily a result of special promotions with higher rates.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $44.1 million at December 31, 2000, an increase of 46.5% compared to $30.1 million at December 31, 1999. We expect a stable base of deposits to continue to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 78% at December 31, 2000 and 82% at December 31, 1999. Our loan-to-deposit ratio was 80.4% at December 31, 2000 versus 88.3% at December 31, 1999. The average loan-to-deposit ratio was 80.9% during 2000, 80.4% during 1999, and 61.5% during 1998.

         The following tables set forth our deposits by category as of December 31, 2000 and 1999.


                                                                 DEPOSITS
                                           DECEMBER 31, 2000                DECEMBER 31, 1999
                                                       Percent of                       Percent of
                                         Amount         Deposits         Amount          Deposits
                                      -----------     -----------      -----------     -----------
Demand deposit accounts               $ 5,525,253             9.8%     $ 5,864,480            15.9%
NOW accounts                            2,148,148             3.8%       1,412,808             3.8%
Money market accounts                  12,085,652            21.3%       4,045,269            11.0%
Savings accounts                        3,133,648             5.5%       4,512,060            12.2%
Time deposits less than $100,000       21,181,849            37.3%      14,327,578            39.0%
Time deposits of $100,000 or over      12,651,961            22.3%       6,673,825            18.1%
                                      -----------     -----------      -----------     -----------
     Total deposits                   $56,726,511           100.0%     $36,836,020           100.0%
                                      ===========     ===========      ===========     ===========



         As of December 31, 2000, time deposits less than $100,000 that matured within three months were $3,797,628 and within 3-12 months were $10,854,194. Time deposits less than $100,000 that had a maturity greater than 12 months were $6,237,378 and after five years were $292,654. As of December 31, 2000, time deposits greater than $100,000 that matured within three months were $6,017,908, those within 3-6 months were $2,161,788 and those within 6-12 months were $2,557,195. Time deposits greater than $100,000 that had a maturity greater than 12 months were $1,806,233 and after five years were $108,212.

CAPITAL

         We are subject to various regulatory capital requirements administered by our federal bank regulators. As long as we have less than $150 million in total assets, our capital levels are measured for regulatory purposes only at the bank level, not at the holding company level. Under these capital guidelines, we must maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. In our case, our Tier 1 capital consists of our common shareholders' equity, although Tier 1 capital could also include other components, such as qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries. In addition, we must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. To be considered "well-capitalized," we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

         Our total shareholders' equity at December 31, 2000 was $6.7 million, compared with $6.3 million in shareholders' equity in 1999. We were considered to be "well capitalized" at the bank level for regulatory purposes at December 31, 2000, as our Tier 1 capital ratio was 12.6%, our total risk-based capital ratio was 13.8%, and our Tier 1 leverage ratio was 9.4%.

LIQUIDITY MANAGEMENT

         Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $3 million. We also are eligible to receive advances from the Federal Home Loan Bank of Atlanta, subject to its approval, and have received and repaid such advances on two occasions in the past two fiscal years. We believe that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near term.

         We are in the process of constructing a new branch facility of the bank in the Surfside Beach area of the Grand Strand. Harrington Construction Company is building the branch, which is expected to open in June of 2001. Funding for the branch, estimated to cost $1.2 million, including furniture, fixtures and equipment, will come from current deposits and the proceeds of this offering.

IMPACT OF INFLATION

         Unlike most industrial companies, the assets and liabilities of financial institutions such as our company and bank are primarily monetary in nature. Therefore, interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

PART 1. ITEM 7: FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AUDITED AND UNAUDITED)




BEACH FIRST NATIONAL BANCSHARES, INC.

Report of Independent Auditor ................................................................                  F-2

Consolidated Balance Sheets at December 31, 2000 and 1999 ....................................                  F-3

Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998 ...                  F-4

Consolidated Statement of Changes in Shareholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998 ........................................................                  F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998 ..                  F-7


Notes to Financial Statements ................................................................     F-7 through F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
BEACH FIRST NATIONAL BANCSHARES, INC.
Myrtle Beach, South Carolina


           We have audited the accompanying consolidated balance sheets of BEACH FIRST NATIONAL BANCSHARES, INC. (the "Company") AND SUBSIDIARY as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY at December 31, 2000 and 1999 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.





Elliott, Davis & Company, LLP
Greenville, South Carolina
January 19, 2001

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                   2000              1999
                                                                                   ----              ----
                                     ASSETS

Cash and due from banks ....................................................   $  1,359,158      $  2,516,526
Federal funds sold and short term investments ..............................      6,919,000                --
Investment securities ......................................................      7,899,133         8,980,109
Loans, net .................................................................     45,052,910        32,129,114
Federal Reserve Bank stock .................................................        164,700           190,850
Federal Home Loan Bank stock ...............................................        122,200           112,200
Property and equipment, net ................................................      1,546,447         1,446,424
Real estate acquired in settlement of loans ................................             --            99,820
Other assets ...............................................................        706,468           680,352
                                                                               ------------      ------------
        Total assets .......................................................   $ 63,770,016      $ 46,155,395
                                                                               ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
     Noninterest bearing ...................................................   $  5,525,253      $  5,864,480
     Interest bearing ......................................................     51,201,258        30,971,540
                                                                               ------------      ------------
        Total deposits .....................................................     56,726,511        36,836,020

Other liabilities
     Federal Home Loan Bank advances .......................................             --         1,900,000
     Federal funds purchased ...............................................             --           920,000
     Other .................................................................        314,835           186,062
                                                                               ------------      ------------
        Total liabilities ..................................................     57,041,346        39,842,082

COMMITMENTS AND CONTINGENCIES - Notes 9 and 13

SHAREHOLDERS' EQUITY
     Common stock, $1 par value, 10,000,000 shares authorized, 737,368 and
     735,868 shares issued and outstanding at December 31, 2000 and 1999
     respectively ..........................................................        737,368           737,368
     Paid-in capital .......................................................      6,489,981         6,476,481
     Retained deficit ......................................................       (457,175)         (687,898)
     Accumulated other comprehensive loss ..................................        (41,504)         (211,138)
                                                                               ------------      ------------
        Total shareholders' equity .........................................      6,728,670         6,313,313
                                                                               ------------      ------------
        Total liabilities and shareholders' equity .........................   $ 63,770,016      $ 46,155,395
                                                                               ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                           2000             1999             1998
                                                        -----------      -----------      -----------
INTEREST INCOME
     Loans and fees on loans ......................     $ 3,713,902      $ 2,469,213      $ 1,444,855
     Investment securities ........................         586,035          628,112          722,708
     Federal funds sold ...........................         334,086           43,459          133,807
                                                        -----------      -----------      -----------

         Total interest income ....................       4,634,023        3,140,784        2,301,370

INTEREST EXPENSE
     Deposits and borrowings ......................       2,450,184        1,458,633        1,153,927
                                                        -----------      -----------      -----------
         Net interest income ......................       2,183,839        1,682,151        1,147,443

PROVISION FOR POSSIBLE LOAN LOSSES ................         251,107          154,168          272,500
                                                        -----------      -----------      -----------
         Net interest income after provision
            for possible loan losses ..............       1,932,732        1,527,983          874,943
                                                        -----------      -----------      -----------

NONINTEREST INCOME
     Service fees on deposit accounts .............         264,154          157,988          128,059
     Loss on sale of investment securities ........          (8,959)         (32,702)         (12,467)
     Other income .................................          38,287           29,645           21,536
                                                        -----------      -----------      -----------
         Total noninterest income .................         293,482          154,931          137,128
                                                        -----------      -----------      -----------

NONINTEREST EXPENSES
     Salaries and wages ...........................         890,572          725,410          566,706
     Employee benefits ............................          87,605           66,292           48,230
     Supplies and printing ........................          51,222           36,595           52,265
     Advertising and public relations .............          34,598           23,126           30,855
     Professional fees ............................         141,699          134,466          148,487
     Depreciation and amortization ................         175,523          197,986          194,114
     Occupancy ....................................          53,485           49,268           37,565
     Data processing fees .........................          96,560           70,805           46,948
     Other operating expenses .....................         319,101          292,045          191,084
                                                        -----------      -----------      -----------
         Total noninterest expenses ...............       1,850,365        1,595,993        1,316,254
                                                        -----------      -----------      -----------

         Income (loss) before income taxes ........         375,849           86,921         (304,183)

INCOME TAX EXPENSE (BENEFIT) ......................         145,126           34,000          (71,000)
         Net income (loss) ........................     $   230,723      $    52,921      $  (233,183)
                                                        ===========      ===========      ===========

BASIC NET INCOME (LOSS) PER
     COMMON SHARE .................................     $      0.31      $      0.07      $     (0.32)
                                                        ===========      ===========      ===========

DILUTED NET INCOME (LOSS) PER
     COMMON SHARE .................................     $      0.28      $      0.06      $     (0.32)
                                                        ===========      ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                             COMMON STOCK                                   OTHER         TOTAL
                                                          -----------------      PAID-IN     RETAINED   COMPREHENSIVE  SHAREHOLDERS'
                                                          SHARES     AMOUNT      CAPITAL     DEFICIT    INCOME (LOSS)     EQUITY
                                                          ------     ------      -------     -------    -------------     ------
BALANCE, DECEMBER 31, 1997 ...........................   735,868   $ 735,868   $6,476,481   $(507,636)   $   5,822      $6,710,535
                                                                                                                        ----------
     Net loss ........................................                                       (233,183)                    (233,183)
     Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities .....                                                     (11,924)        (11,924)
        Less reclassification adjustments for
          losses included in net loss ................                                                       8,228           8,228
                                                                                                                        ----------
     Comprehensive loss ..............................                                                                    (236,879)
                                                         -------   ---------   ----------   ---------    ---------      ----------

BALANCE, DECEMBER 31, 1998 ...........................   735,868     735,868    6,476,481    (740,819)       2,126       6,473,656
                                                                                                                        ----------
     Net income ......................................                                         52,921                       52,921
     Other comprehensive loss, net of income taxes:
       Unrealized loss on investment securities ......                                                    (234,847)       (234,847)
       Less reclassification adjustments for losses
         included in net income ......................                                                      21,583          21,583
                                                                                                                        ----------
     Comprehensive loss ..............................                                                                    (160,343)
                                                         -------   ---------   ----------   ---------    ---------      ----------

BALANCE, DECEMBER 31, 1999 ...........................   735,868     735,868    6,476,481    (687,898)    (211,138)      6,313,313
                                                                                                                        ----------
     Net income ......................................                                        230,723                      230,723
     Other comprehensive income, net of income taxes:
       Unrealized gain on investment securities ......                                                     163,721         163,721
       Plus reclassification adjustments for losses
         included in net income ......................                                                       5,913           5,913
                                                                                                                        ----------
     Comprehensive income ............................                                                                     400,357
     Exercise of stock options .......................     1,500       1,500       13,500                                   15,000
                                                         -------   ---------   ----------   ---------    ---------      ----------
BALANCE, DECEMBER 31, 2000 ...........................   737,368   $ 737,368   $6,489,981   $(457,175)   $ (41,504)     $6,728,670
                                                         =======   =========   ==========   =========    =========      ==========

  The accompanying notes are an integral part of these consolidated financial statements

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            2000           1999           1998
                                                                            ----           ----           ----
OPERATING ACTIVITIES
      Net income (loss) ............................................  $    230,723   $     52,921   $   (233,183)
      Adjustments to reconcile net income (loss) to net
      cash provided by operating activities
           Depreciation and amortization ...........................       175,523        197,986        194,114
           Deferred income taxes ...................................       129,286         31,000        (71,000)
           Provision for loan losses ...............................       251,107        154,168        272,500
           Write down on real estate acquired in settlement of
              loans.................................................        11,426         50,000           --
           Loss on sale of investment securities ...................         8,959         32,702         12,467
           Increase in other assets ................................      (176,699)      (203,788)      (120,152)
           Increase in other liabilities ...........................       128,771        120,172         22,012
                                                                       ------------   ------------   -----------

               Net cash provided by operating activities ...........       759,096        435,161         76,758
                                                                       ------------   ------------   -----------

INVESTING ACTIVITIES
               Proceeds from sale of investment securities .........     1,548,201      4,678,226     10,576,918
               Purchase of investment securities ...................      (209,313)    (2,790,691)   (11,235,042)
               Decrease (increase) in Federal funds sold ...........    (6,919,000)     2,250,000     (1,040,000)
           Increase in loans, net ..................................   (13,174,903)   (11,450,941)    (9,986,237)
           Purchase of premises and equipment ......................      (271,024)       (96,556)       (24,213)
           Proceeds from disposal of premises and equipment ........        24,085           --             --
                                                                       ------------   ------------   -----------

                   Net cash used by investing activities ...........   (19,001,954)    (7,409,962)   (11,708,574)
                                                                       ------------   ------------   -----------

FINANCING ACTIVITIES
           Proceeds (repayments) of Federal Home Loan Bank
           advances ................................................    (1,900,000)     1,900,000         --
           Increase (decrease) in Federal funds purchased ..........      (920,000)       920,000         --
           Net increase in deposits ................................    19,890,490      5,700,978     11,063,121
           Exercise of stock options ...............................        15,000           --           --
                                                                       ------------   ------------   -----------

           Net cash provided by financing activities ...............    17,085,490      8,520,978     11,063,121
                                                                       ------------   ------------   -----------
           Net increase (decrease) in cash .........................    (1,157,368)     1,546,177       (568,695)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................     2,516,526        970,349      1,539,044
                                                                       ------------   ------------   -----------

CASH AND EQUIVALENTS AT END OF YEAR ................................  $  1,359,158   $  2,516,526   $    970,349
                                                                       ============   ============   ===========

CASH PAID FOR
     Interest ......................................................  $  2,378,832   $  1,447,576   $  1,147,103
                                                                       ============   ============   ===========
     Income taxes ..................................................  $      1,910   $      1,000   $       --
                                                                       ============   ============   ===========

SCHEDULE OF NONCASH INVESTING ACTIVITY
    Real estate acquired in settlement of loan .....................  $       --     $    288,074   $       --
                                                                       ============   ============   ===========

    The accompanying notes are an integral part of these financial statements

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

      BEACH FIRST NATIONAL BANCSHARES, INC. (the "Company") is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Beach First National Bank (the "Bank"). The Bank provides full commercial banking services to customers and is subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation. The Company is subject to regulation by the Federal Reserve Board.

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting.

ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

      The Company, through its subsidiary, makes loans to individuals and businesses in and around Horry County for various personal and commercial purposes. The Company has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

CASH AND CASH EQUIVALENTS

      For purposes of the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks". Cash and cash equivalents have an original maturity of three months or less.

INVESTMENT SECURITIES

      The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive loss).

2. Held to maturity: These are investment securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. The Company has no held to maturity securities.

3. Trading: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the statement of operations. The Company has no trading securities

LOANS, INTEREST AND FEE INCOME ON LOANS

      Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the balance sheet. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

      The provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate allowance to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgement is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

      The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all lenders value loans at the loan's fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a lender to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

      Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

      A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2000 and 1999, the Company had no impaired loans.

REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

      Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.

PROPERTY AND EQUIPMENT

      Furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

INCOME TAXES

      The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

ADVERTISING AND PUBLIC RELATIONS EXPENSE

      Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

RECLASSIFICATIONS

      Certain previously reported amounts have been reclassified to conform to the current year presentation. Such changes had no effect on previously reported net loss or shareholders' equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 and SFAS No. 138 will have a material impact on the presentation of the Company's financial results or financial position.

      Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

      The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2000 and 1999 these required reserves were met by vault cash.

NOTE 3 - INVESTMENT SECURITIES

             The amortized costs and fair value of investment securities are as follows:

                                          DECEMBER 31, 2000
                                          -----------------
                                         GROSS UNREALIZED
                                         ----------------
                        AMORTIZED COST   GAINS     LOSSES     FAIR VALUE
                        --------------   -----     ------     ----------

Federal agencies ......    $  662,903    $ 6,507    $   150    $  669,260
Mortgage-backed .......     7,299,032     11,866     81,025     7,229,873
                           ----------    -------    -------    ----------

     Total securities..    $7,961,935    $18,373    $81,175    $7,899,133
                           ==========    =======    =======    ==========


                                        DECEMBER 31, 1999
                                        -----------------

Federal agencies ......    $  462,585    $    --      $ 10,528    $  452,057
Mortgage-backed .......     8,837,430         --       309,378     8,528,052
                           ----------    ---------    --------    ----------

     Total securities..    $9,300,015    $    --      $319,906    $8,980,109
                           ==========    =========    ========    ==========

           The amortized costs and fair values of investment securities at December 31, 2000, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                    AMORTIZED COST  FAIR VALUE
                                    --------------  ----------
Due after five through ten years ..    $  662,903    $  669,261
Due after ten years ...............     7,299,032     7,229,872
                                       ----------    ----------

     Total investment securities..     $7,961,935    $7,899,133
                                       ==========    ==========

           During 2000, 1999 and 1998 gross proceeds from the sale of investment securities were $1,548,201, $4,678,226, and $10,576,918, respectively. Net losses from the sale of investment securities in 2000, 1999 and 1998 were $8,959, $32,702 and $12,467, respectively. As of December 31, 2000 there were $4,199,635 of securities pledged as collateral for public funds and other purposes. At December 31, 1999 there were no securities pledged as collateral for public funds.

NOTE 4 - LOANS

           The composition of net loans by major loan category is presented below:

                                                   DECEMBER 31,
                                          ------------------------------
                                               2000               1999
                                          ---------------    -----------
Commercial ..............................    $  8,719,474     $  5,914,549
Real estate - construction ..............       3,604,153        3,357,946
Real estate - mortgage ..................      27,171,980       19,015,339
Consumer ................................       6,126,548        4,250,158
                                             ------------     ------------

Loans, gross ............................      45,622,155       32,537,992
Less allowance for possible loan losses..        (569,245)        (408,878)
                                             ------------     ------------

Loans, net ..............................    $ 45,052,910     $ 32,129,114
                                             ============     ============

           At December 31, 2000 nonaccruing loans were $104,815. At December 31, 1999 there were no nonaccruing loans.

NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

           The allowance for possible loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

           Activity within the allowance for possible loan losses account follows:

                                                                        FOR THE YEARS ENDED
                                                                            DECEMBER 31,
                                                                --------------------------------------
                                                                   2000          1999          1998
                                                                -----------   -----------   ----------
Balance, beginning of year .................................    $ 408,878     $ 263,215     $ 169,502
Recoveries of loans previously charged against the
     allowance ................................................      --            --           1,499
Provision for loan losses ..................................      251,107       154,168       272,500
Loans charged against the allowance ........................      (90,740)       (8,505)     (180,286)
                                                                ---------     ---------     ---------
Balance, end of year .......................................    $ 569,245     $ 408,878     $ 263,215
                                                                =========     =========     =========

NOTE 6 - PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

                                                DECEMBER 31,
                                       --------------------------
                                           2000            1999
                                       ------------    ----------
Land .............................    $   218,608     $   218,608
Buildings and improvements .......        996,724         994,339
Furniture and equipment ..........        672,940         587,142
Software .........................        173,406         104,819
Construction in progress .........        112,156          23,700
                                      -----------     -----------
                                        2,173,834       1,928,608
Accumulated depreciation .........       (627,387)       (482,184)
                                      -----------     -----------

    Total property and equipment..    $ 1,546,447     $ 1,446,424
                                      ===========     ===========

           Depreciation expense for the years ended December 31, 2000, 1999 and 1998 amounted to $146,918, $180,136, and $176,524, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

           TYPE OF ASSET                                  LIFE IN YEARS                           DEPRECIATION METHOD
------------------------------------                      -------------                           -------------------
Software                                                      3                                     Straight-line
Furniture and equipment                                       5 to 7                                Straight-line
Buildings and improvements                                    5 to 40                               Straight-line

NOTE 7 - REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

           During January of 1998, the Bank discovered a kiting operation involving two customers' accounts. In 1998, $100,000 of overdrafts on these two customers accounts were charged to the allowance for loan losses. In 1999, as part of recovering amounts at risk from the fraud, a deed was taken in lieu of foreclosure on a single family residence. The residence was sold in 2000. During 2000 and 1999, $58,927 and $61,192, respectively, of amounts previously thought to be recoverable from the sale of the real estate and included were charged to operations as writedowns to real estate and included in other operating expenses. Management believes all related losses due to the fraud have been recorded and no additional losses will be incurred.

NOTE 8 - DEPOSITS

           The following is a detail of the deposit accounts:

                                           DECEMBER 31,
                                  --------------------------
                                      2000           1999
                                  -----------    -----------
Non-interest bearing ............    $ 5,525,253    $ 5,864,480
Interest bearing:
      NOW accounts ..............      2,148,148      1,412,808
      Money market accounts .....     12,085,652      4,045,269
      Savings ...................      3,133,648      4,512,060
      Time, less than $100,000 ..     21,181,849     14,327,578
      Time, $100,000 and over ...     12,651,961      6,673,825
                                     -----------    -----------

Total deposits ..................    $56,726,511    $36,836,020
                                     ===========    ===========

           Interest expense on time deposits greater than $100,000 was $647,924 in 2000, $312,030 in 1999, and $260,466 in 1998.

           At December 31, 2000 the scheduled maturities of certificates of deposit are as follows:

                                      2001.......................        $     25,388,710
                                      2002.......................               6,707,115
                                      2003.......................               1,337,120
                                      2004.......................                 400,865
                                                                         ----------------
                                                                         $     33,833,810
                                                                         ================


NOTE 9 - COMMITMENTS AND CONTINGENCIES

           The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, arising from such litigation and claims either have been properly accrued for or will not be material to shareholders' equity or the net income from operations.

           The Company has entered into a construction contract to build a branch office. Total estimated cost of the branch is $1,200,000. Amounts incurred under the contract are included in construction in progress as part of property and equipment. The branch is expected to be completed in June 2001.

           Refer to Note 13 concerning financial instruments with off balance sheet risk.


NOTE 10 - LINES OF CREDIT

           At December 31, 2000, the Bank had $3,000,000 of lines of credit to purchase federal funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

NOTE 11 - INCOME TAXES
           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31,:

                                              2000        1999       1998
                                            ---------   ---------   --------
Income taxes currently payable
      Federal ..........................    $   --      $   --       $   --
      State ............................      15,840       1,890         --
                                            --------    --------     --------

                                              15,840       1,890         --
                                            --------    --------     --------
Tax consequences of differences
      Depreciation .....................       4,470      24,680         --
      Net operating loss ...............     124,816       7,430      (71,000)
                                            --------    --------     --------

                                             129,286      32,110      (71,000)
                                            --------    --------     --------

                     Provision (benefit)    $145,126    $ 34,000     $(71,000)
                                            ========    ========     ========

           The income tax effect of cumulative temporary differences at December 31, are as follows:

                                              DEFERRED TAX ASSET (LIABILITY)
                                              ------------------------------
                                                  2000           1999
                                               ----------    ---------
Allowance for loan losses .................    $ 198,475     $ 139,000
Net operating loss carry forward ..........         --         163,000
Unrealized loss on investment securities ..       22,661       108,770
Depreciation ..............................      (29,150)      (24,680)
                                               ---------     ---------
                                                 191,986       386,090
           Less valuation allowance .......     (112,279)     (102,772)
                                               ---------     ---------

                     Net deferred tax asset    $  79,707     $ 283,318
                                               =========     =========

           The net deferred tax asset is reported in other assets in the balance sheets at December 31, 2000 and 1999. Due to cumulative losses incurred since inception, management has included a deferred tax asset valuation allowance of $112,279. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized through future realization of profits on a "more likely than not" basis. The analysis of available evidence is performed on an ongoing basis utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods or that additional valuation allowances may not be recorded in the future periods.

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                      2000           1999                 1998
                                              AMOUNT      %     AMOUNT     %       AMOUNT        %
                                              ------      -     ------     -       ------        -
Tax expense (benefit) at statutory rate .    $127,790    34%    $29,550    34%    $(103,420)    (34)%
Increase (decrease) in taxes
  Resulting from:
  State bank tax (net of federal benefit)      10,455     3%      1,250     1%         --       --
  Valuation allowance ...................       6,881     2%      3,200     4%       32,420      11%
                                             --------    --     -------    --     ---------     ---
  Tax provision (benefit) ...............    $145,126    39%    $34,000    39%    $ (71,000)    (23%)
                                             ========    ==     =======    ==     =========     ===

NOTE 12 - RELATED PARTY TRANSACTIONS

           Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

           A summary of loan transactions with directors, including their affiliates, and executive officers follows:

                                        FOR THE YEARS ENDED
                                            DECEMBER 31,
                               -------------------------------------
                                  2000          1999         1998
                               ----------    ---------    ----------
Balance, beginning of year    $3,936,854    $2,505,386    $2,662,407
New loans ................     2,757,853     3,315,398     1,552,088
Less loan payments .......     1,858,979     1,883,930     1,709,109
                              ----------    ----------    ----------

Balance, end of year .....    $4,835,728    $3,936,854    $2,505,386
                              ==========    ==========    ==========

           Deposits by directors and their related interests, at December 31, 2000 and 1999, approximated $4,924,000 and $5,450,000, respectively.

           One of the directors of the Bank was awarded the contract to construct a branch office (see note 9).

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

           In the ordinary course of business, and to meet the financing needs of its customers, the Company is a party to various financial instruments with off balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

           The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2000, unfunded commitments to extend credit were $6,225,000, of which $3,000,000 is at fixed rates and $3,225,000 is at variable rates. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

           At December 31, 2000, there was a $840,999 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


NOTE 14 - EMPLOYEE BENEFIT PLAN

           The Company sponsors the Beach First National Bank Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2000, 1999 and 1998 amounted to $18,416, $11,854 and $10,398, respectively.


NOTE 15 - STOCK OPTION PLANS

           The Company sponsors a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 110,000 incentive stock options at an option price per share not less than the fair market value on the date of grant. The directors were granted 1,500 options each that vested immediately. All other options granted to officers and employees vest either over two or five years and expire 10 years from the grant date.

           During 2000, the Company extended the expiration of 22,077 stock options to a former officer. Under the terms of the extension, these options became nonqualified options with an exercise price of $10.00 per share and expiration date of January 15, 2002. No compensation expense was charged to operations as the exercise price was equal to the fair market value of the stock on the date of the extension.

           The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common share would have changed to the pro forma amounts indicated below:

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                  2000            1999           1998
                                               -----------    ------------   -----------
Net income (loss)
           As reported ...................       $230,723       $52,921       $(233,183)
           Pro forma .....................        193,968        (1,451)       (286,381)
Basic net income (loss) per common share
           As reported ...................            .31           .07            (.32)
           Pro forma .....................            .26           .00            (.39)
Diluted net income (loss) per common share
           As reported ...................            .28           .06            (.32)
           Pro forma .....................            .24           .00            (.39)

           The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 5.89 percent, the expected option life was 5 years, the assumed dividend rate was zero, and the assumed volatility was 10%.

           A summary of the status of the plan as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                             2000                                 1999                             1998
                                   -----------------------------     ------------------------------    ----------------------------
                                                   WEIGHTED                           WEIGHTED                           WEIGHTED
                                                    AVERAGE                            AVERAGE                           AVERAGE
                                   SHARES        EXERCISE PRICE       SHARES        EXERCISE PRICE      SHARES       EXERCISE PRICE
                                   ------        --------------       ------        --------------      ------       --------------
Outstanding at beginning
 of year......................      104,978          $10.08           103,978         $10.07           101,048            $10.00
Granted.......................        5,000           12.50             1,000          12.00             4,585             11.76
Exercised.....................       (1,500)          10.00                --             --               --               --
Forfeited or expired..........      (19,616)          10.00                --             --                               10.48
                                    --------         -------          --------                         ---------
                                                                                                        (1,655)
                                                                                                       ---------

Outstanding at end
 of year......................       88,862           10.24           104,978          10.08             103,978           10.07
                                  =========                         ==========                         ==========

Options exercisable at
 year-end.....................       55,014           10.03            69,714          10.02              53,118           10.03
                                  =========                         ==========                         ==========

Shares available
 for grant....................       19,638            --               5,022              --              6,022            --
                                  =========                         ==========                         ==========


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

NOTE 17 - COMMON STOCK AND EARNINGS PER SHARE


           SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income (loss) per common share. Income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income (loss) per common share was 736,118 in 2000 and 735,868 in 1999 and 1998. The weighted average number of common shares outstanding for diluted net income per common share was 822,407 and 824,050 in 2000 and 1999. In 1998 the Company reported net losses and accordingly the diluted computation was antidilutive.

NOTE 18 - REGULATORY MATTERS


           The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 2000, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

           The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:


                                                                                                       TO BE WELL CAPITALIZED UNDER
                                                                           FOR CAPITAL ADEQUACY          PROMPT CORRECTIVE ACTION
                                                                              PURPOSES                          PROVISIONS
                                                                          ----------------------          ---------------------

                                                 ACTUAL                        MINIMUM                           MINIMUM
                                        --------------------------        -----------------------         ---------------------

                                         AMOUNT              RATIO        AMOUNT            RATIO         AMOUNT         RATIO
                                         ------              -----        ------            -----         ------         -----
                                                                          (AMOUNTS IN $000)
AS OF DECEMBER 31, 2000
   Total Capital (to risk
      Weighted assets).........        $ 6,428               13.8%       $3,731             8.0%         $4,664        10.0%
   Tier 1 Capital (to risk
      Weighted assets).........          5,859               12.6%        1,866             4.0           2,798         6.0
   Tier 1 Capital (to
      Average assets)..........          5,859                9.4         2,499             4.0           3,123         5.0

AS OF DECEMBER 31, 1999
   Total Capital (to risk
      Weighted assets).........          6,032               17.7         2,721             8.0           3,401        10.0
   Tier 1 Capital (to risk
      Weighted assets).........          5,623               16.5         1,360             4.0           2,041         6.0
   Tier 1 Capital (to
      Average assets)..........          5,623               12.7         1,773             4.0           2,217         5.0

NOTE 19  - FAIR VALUE OF FINANCIAL INSTRUMENTS

           SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock, premises and equipment and other assets and liabilities.

           Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold and short term investments and stock.

           Securities are valued using quoted fair market prices. Fair value for the Company's off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.

           Fair value for fixed rate loans maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

           Fair value for demand deposit accounts, interest-bearing accounts with no fixed maturity date, and certificate of deposit accounts are valued by discounting at rates currently available on similar account types.

           Fair value for long-term debt is based on discounted cash flows using the Company's current incremental borrowing rate. Discount rates used in these computations approximate rates currently offered for similar borrowings of comparable terms and credit quality.

           The Company has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

The estimated fair values of the Company's financial instruments are as follows:

                                                                            DECEMBER 31,
                                                         ----------------------------------------------------
                                                                   2000                          1999
                                                         ---------------------         ----------------------
                                                         CARRYING         FAIR         CARRYING         FAIR
                                                          AMOUNT          VALUE         AMOUNT          VALUE
                                                          ------          -----         ------          -----
FINANCIAL ASSETS:
    Cash and due from banks .......................    $ 1,359,158    $ 1,359,158    $ 2,516,526    $ 2,516,526
    Federal funds sold and short term investments .      6,919,000      6,919,000           --             --
    Investment securities .........................      7,899,133      7,899,133      8,980,109      8,980,109
    Federal Reserve Bank stock ....................        164,700        164,700        190,850        190,850
    Federal Home Bank Loan Bank stock .............        122,200        122,200        112,200        112,200
    Loans, net ....................................     45,052,910     44,232,947     32,129,114     30,131,000

FINANCIAL LIABILITIES:
    Deposits ......................................     56,726,511     64,055,576     36,836,020     29,468,816
    FHLB advances .................................           --             --        1,900,000      1,900,000
    Federal funds purchased .......................           --             --          920,000        920,000

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS:
    Commitments to extend credit ..................      6,225,000      6,225,000      3,586,349      3,586,349
    Standby letters of credit .....................        840,999        840,999         25,000         25,000

NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION

           Following is condensed financial information of Beach First National Bancshares, Inc. (parent company only):


                            CONDENSED BALANCE SHEETS

                                                                DECEMBER 31,
                                                            --------------------
                                                             2000           1999
                                                             ----           ----

ASSETS
Cash .................................................    $    9,344    $   56,254
Due from Bank subsidiary .............................       317,901       104,754
Investment in Bank subsidiary ........................     5,816,629     5,438,309
Securities available for sale ........................       600,454       730,369
Other assets .........................................        26,491        16,596
                                                          ----------    ----------

            Total assets .............................    $6,770,819    $6,346,282
                                                          ==========    ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable .....................................    $   42,149    $   32,969
Shareholders' equity .................................     6,728,670     6,313,313
                                                          ----------    ----------

            Total liabilities and shareholders' equity    $6,770,819    $6,346,282
                                                          ==========    ==========


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                  2000        1999          1998
                                                                  ----        ----          ----

REVENUES
Interest income .............................................    $ 40,681    $ 40,337     $  46,720
Gain (loss) on sale of securities ...........................         167      (1,363)       (1,155)
Other income ................................................        --            91           100
                                                                 --------    --------     ---------

           Total revenues ...................................      40,848      39,065        45,665
                                                                 --------    --------     ---------


EXPENSES
Amortization ................................................       2,900       2,900         2,900
Other expenses ..............................................      31,384      25,081        53,630
                                                                 --------    --------     ---------

           Total expenses ...................................      34,284      27,981        56,530
                                                                 --------    --------     ---------

Income (loss) before equity in undistributed
  net income (loss) of Bank subsidiary ......................       6,564      11,084       (10,865)
Equity in undistributed net income (loss) of Bank  Subsidiary     224,159      41,837      (222,318)
                                                                 --------    --------     ---------

           Net income (loss) ................................    $230,723    $ 52,921     $(233,183)
                                                                 ========    ========     =========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------
                                                            2000          1999          1998
                                                            ----          ----          ----


OPERATING ACTIVITIES
  Net income (loss) .................................    $ 230,723     $  52,921     $(233,183)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities
   Equity in undistributed net income (loss) of
    the bank subsidiary .............................     (224,159)      (41,837)      222,318
  Amortization ......................................        2,900         2,900         2,900
  Decrease (increase) in due from Bank ..............     (213,147)      248,284      (353,038)
  (Gain) loss on sale of securities .................         (167)        1,363         1,155
  (Increase) decrease in other assets ...............      (12,795)       (5,915)       50,412
  (Decrease) increase in accounts payable ...........       24,653        (3,659)       17,690
                                                         ---------     ---------     ---------

        Net cash provided by (used for) operating
          activities ................................     (191,992)      254,057      (291,746)

INVESTING ACTIVITIES
  Purchase of securities available for sale .........         --        (343,000)     (609,693)
  Proceeds from sale of securities available for sale      130,082       132,407       866,424
                                                         ---------     ---------     ---------

        Net cash provided by (used for) investing
          activities ................................      130,082      (210,593)      256,731

FINANCING ACTIVITIES
Proceeds from exercise of stock options .............       15,000          --            --
                                                         ---------     ---------     ---------

        Net increase (decrease) in cash and cash
          equivalents ...............................      (46,910)       43,464       (35,015)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........       56,254        12,790        47,805
                                                         ---------     ---------     ---------

CASH AND CASH EQUIVALENTS, END OF
 YEAR ...............................................    $   9,344     $  56,254     $  12,790
                                                         =========     =========     =========

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   June 18, 2001                By:       /s/ Walter E. Standish, III
       -------------------                    ---------------------------------
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

Signature                                           Title                       Date
---------                                           -----                       ----

/s/ Michael Bert Anderson                                                       06/18/01
--------------------------------
Michael Bert Anderson                             Director

*
--------------------------------
Orvis Bartlett Buie                               Director

/s/ Raymond E. Cleary III                                                       06/18/01
--------------------------------
Raymond E. Cleary III                       Chairman and Director

/s/ Michael D. Harrington                                                       06/18/01
--------------------------------
Michael D. Harrington                             Director

/s/ Joe N. Jarrett, Jr.                                                         06/18/01
--------------------------------
Joe N. Jarrett, Jr.                               Director

*
--------------------------------
Richard E. Lester                                 Director

/s/ Rick H. Seagroves                                                           06/18/01
--------------------------------
Rick H. Seagroves                                 Director

Signature                                           Title                       Date
---------                                           -----                       ----

/s/ Don J. Smith                                                                06/18/01
--------------------------------
Don J. Smith                                      Director

/s/ Samuel Robert Spann, Jr.                                                    06/18/01
--------------------------------
Samuel Robert Spann, Jr.                          Director

/s/ B. Larkin Spivey, Jr.                                                       06/18/01
--------------------------------
B. Larkin Spivey, Jr.                             Director

/s/ Walter E. Standish, III                                                     06/18/01
--------------------------------
Walter E. Standish, III                 President, CEO, and Director

*
--------------------------------
James C. Yahnis                                   Director

/s/ Stephanie L. Vickers                                                        06/18/01
--------------------------------
Stephanie L. Vickers                  Chief Financial Officer and Principal
                                             Accounting Officer

/s/ Walter E. Standish, III                                                     06/18/01
-----------------------------
Walter E. Standish, III
As Attorney-In-Fact