Form 10QSB/A
period 2001-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2001-06-19
CIK 949228

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2001
                                          --------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ----------------

                        Commission file number: 000-22503

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

         South Carolina                            57-1030117
         --------------                            ----------
    (State of Incorporation)           (I.R.S. Employer Identification No.)

               1550 Oak Street, Myrtle Beach, South Carolina 29577
               ---------------------------------------------------
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On June 7, 2001, 737,368 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

The registrant hereby amends its quarterly report on Form 10-QSB for the three months ended March 31, 2001 by deleting the text under Part I, Items 1 and 2, and replacing those sections with the following:

PART 1.
ITEM 1:       BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                          MYRTLE BEACH, SOUTH CAROLINA
                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,               DECEMBER 31,
                                                        -----------------------------     ------------
                                                            2001             2000             2000
                                                        ------------     ------------     ------------
                                                         (UNAUDITED)      (UNAUDITED)       (AUDITED)
                                                        ------------     ------------     ------------
                   ASSETS

Cash and due from banks ............................    $  1,727,765     $    893,457     $  1,359,158
Federal funds sold and short-term investments ......       6,295,072          210,000        6,919,000
Investment securities available for sale ...........       7,524,612        9,140,545        8,186,033
Loans, net .........................................      50,881,545       36,630,167       45,052,910
Premises and equipment, net ........................       1,805,794        1,436,725        1,546,447
Real estate acquired in settlement of loans ........              --           84,820               --
Other assets .......................................         745,155          729,241          706,468
                                                        ------------     ------------     ------------

     Total assets ..................................    $ 68,979,943     $ 49,124,955     $ 63,770,016
                                                        ============     ============     ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits
   Noninterest bearing deposits ....................    $  8,111,299     $  6,411,151     $  5,525,253
   Interest bearing deposits .......................      53,585,656       33,070,791       51,201,258
                                                        ------------     ------------     ------------

      Total deposits ...............................      61,696,955       39,481,942       56,726,511
Other borrowings ...................................              --        3,100,000               --
Other liabilities ..................................         389,206          239,002          314,835
                                                        ------------     ------------     ------------

      Total liabilities ............................      62,086,161       42,820,944       57,041,346
                                                        ------------     ------------     ------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   Authorized; 737,368 shares issued and outstanding
   at March 31, 2001 and December 31, 2000, and
   735,868 shares issued and outstanding at
   March 31, 2000 ..................................         737,368          735,868          737,368
Paid-in capital ....................................       6,489,981        6,476,481        6,489,981
Retained deficit ...................................        (347,394)        (639,544)        (457,175)
Accumulated other comprehensive income (loss) ......          13,827         (268,794)         (41,504)
                                                        ------------     ------------     ------------

     Total shareholders' equity ....................       6,893,782        6,304,011        6,728,670
                                                        ------------     ------------     ------------

     Total liabilities and shareholders' equity ....    $ 68,979,943     $ 49,124,955     $ 63,770,016
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

              BEACH FIRST NATIONAL BANCSHARES, INC, AND SUBSIDIARY
                          MYRTLE BEACH, SOUTH CAROLINA
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED MARCH 31
                                                     ---------------------------
                                                         2001            2000
INTEREST INCOME
   Interest and fees on loans ...................    $ 1,130,407     $   805,520
   Investment securities ........................        136,720         154,071
   Federal funds sold ...........................         83,952           3,126
                                                     -----------     -----------
          Total interest income .................      1,351,079         962,717

INTEREST EXPENSE
   Deposits .....................................        732,739         427,309
   Other borrowings .............................          1,590          36,720
                                                     -----------     -----------
          Total interest expense ................        734,329         464,029
                                                     -----------     -----------

          Net interest income ...................        616,750         498,688

PROVISION FOR POSSIBLE LOAN

   LOSSES                                                 70,000          38,732
                                                     -----------     -----------
          Net interest income after provision for
          possible loan losses ..................        546,750         459,956
                                                     -----------     -----------

NONINTEREST INCOME
   Service fees on deposit accounts .............         71,401          55,357
   Loss on sale of investment securities ........         (3,025)         (2,508)
   Other income .................................         13,779           9,100
                                                     -----------     -----------
          Total noninterest income ..............         82,155          61,949
                                                     -----------     -----------

NONINTEREST EXPENSES
   Salaries and wages ...........................        240,622         203,511
   Employee benefits ............................         22,990          19,413
   Supplies and printing ........................         11,744          11,909
   Advertising and public relations .............         16,362          17,207
   Professional fees ............................         12,938          35,187
   Depreciation and amortization ................         36,164          44,445
   Occupancy ....................................         14,342          11,720
   Data processing fees .........................         31,283          22,523
   Other operating expenses .....................         68,133          78,977
                                                     -----------     -----------
         Total noninterest expenses .............        454,578         444,892
                                                     -----------     -----------

         Income before income taxes .............        174,327          77,013

INCOME TAX EXPENSE ..............................         64,545          28,659
                                                     -----------     -----------

          Net  income ...........................    $   109,782     $    48,354
                                                     ===========     ===========

BASIC NET INCOME PER COMMON SHARE ...............    $       .15     $       .07
                                                     ===========     ===========

DILUTED NET INCOME PER COMMON SHARE .............    $       .14     $       .06
                                                     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                        Accumulated
                                                       Common stock                                        other          Total
                                                    --------------------     Paid-in      Retained     Comprehensive   shareholders'
                                                     Shares      Amount      Capital       Deficit        Income          Equity
                                                    --------   ---------   -----------   ----------     -----------     -----------
BALANCE, DECEMBER 31, 1999 .....................     735,868   $ 735,868   $ 6,476,481   $ (687,898)    $  (211,138)    $   313,313
  Net income ...................................          --          --            --       48,354              --           8,354
  Other comprehensive loss, net of income taxes:
    Unrealized gain on investment securities ...          --          --            --           --         (60,164)        (60,164)
    Less reclassification adjustments for losses
      included in net loss .....................          --          --            --           --           2,508           2,508
                                                                                                                        -----------
  Comprehensive loss ...........................          --          --            --           --              --          (9,302)
                                                    --------   ---------   -----------   ----------     -----------     -----------
BALANCE, MARCH 31, 2000 ........................     735,868   $ 735,868   $ 6,476,481   $ (639,544)    $  (268,794)    $ 6,304,011
                                                    ========   =========   ===========   ==========     ===========     ===========

                                                                                                         Accumulated
                                                        Common stock                                       Other          Total
                                                    --------------------     Paid-in      Retained     Comprehensive   Shareholders'
                                                     Shares      Amount      Capital       Deficit         Loss           Equity
                                                    --------   ---------   -----------   ----------     -----------     -----------
BALANCE, DECEMBER 31, 2000 .......................   737,368   $ 737,368   $ 6,489,981   $ (457,175)    $   (41,504)    $ 6,728,670
  Net income .....................................        --          --            --      109,782              --         109,782
  Other comprehensive income, net of income taxes:
    Unrealized gain on investment securities .....        --          --            --           --          57,327          57,327
    Less reclassification adjustments for losses
      included in net income .....................        --          --            --           --          (1,997)         (1,997)
                                                                                                                        -----------
  Comprehensive income ...........................        --          --            --           --              --         165,112
                                                    --------   ---------   -----------   ----------     -----------     -----------
BALANCE, MARCH 31, 2001 ..........................   737,368   $ 737,368   $ 6,489,981   $ (347,393)    $    13,826     $ 6,893,782
                                                    ========   =========   ===========   ==========     ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                          MYRTLE BEACH, SOUTH CAROLINA
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  -----------     -----------
OPERATING ACTIVITIES
   Net income ................................................    $   109,782     $    48,354
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Deferred income taxes ...................................         16,141          28,659
     Provisions for loan losses ..............................         70,000          31,168
     Depreciation and amortization ...........................         36,164          44,445
     Writedown on real estate acquired in settlement of loans              --          15,000
     Loss on sale of investment securities ...................          3,025           2,508
     (Increase) decrease in other assets .....................        (38,687)        (50,901)
     Increase in other liabilities ...........................         74,371          52,940
                                                                  -----------     -----------
       Net cash provided by operating activities .............        270,796         172,173
                                                                  -----------     -----------

INVESTING ACTIVITIES
   Purchase of investment securities .........................        (21,900)       (209,313)
   Proceeds from sale of investment securities ...............        683,321         260,719
   Decrease (increase) in Federal funds sold .................        623,928        (210,000)
   Increase in loans, net ....................................     (5,898,635)     (4,532,221)
   Purchase of premises and equipment ........................       (259,347)        (30,349)
   Proceeds from sale of OREO ................................             --              --
                                                                  -----------     -----------
       Net cash used in investing activities                       (4,872,633)     (4,721,164)
                                                                  -----------     -----------

FINANCING ACTIVITIES
   Increase (decrease) in Federal funds purchased ............             --         280,000
                                                                  -----------
   Net increase (decrease) in deposits .......................      4,970,444       2,645,922
                                                                  -----------     -----------
       Net cash provided by financing activities .............      4,970,444       2,925,922
                                                                  -----------     -----------

       Net increase (decrease) in cash and cash equivalents ..        368,607      (1,623,069)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............    $ 1,359,158     $ 2,516,526
                                                                  ===========     ===========

CASH AND CASH EQUIVALENTS, END OF PERIOD .....................    $ 1,727,765     $   893,457
                                                                  ===========     ===========

CASH PAID FOR
  Income taxes ...............................................    $     6,861     $     3,290
                                                                  ===========     ===========

  Interest ...................................................    $   712,567     $   448,828
                                                                  ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      BEACH FIRST NATIONAL BANCSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. ("Company") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2000.

2.       PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Beach First National Bank. All significant intercompany items and transactions have been eliminated in consolidation.

3.       EARNINGS PER SHARE

         The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

         This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method.

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                              FOR THE QUARTER ENDED
                                 MARCH 31, 2001

                                          INCOME          SHARES       PER SHARE
                                        (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                        -----------   -------------      ------
         Basic EPS                       $ 109,782        737,368       $   0.15
         Effect of Diluted Securities:
           Stock options                        --         70,833           (.01)
                                         ---------       --------       --------
         Diluted EPS                     $ 109,782        808,201       $   0.14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Statement on Form S-2 (Registration Number 333-57120) as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

EARNINGS REVIEW

         Our net income was $109,782, or $0.15 per basic common share, for the three months ended March 31, 2001 as compared to $48,354, or $0.07 per basic common share, for the three months ended March 31, 2000. The improvement in net income reflects the bank's continued growth, as average earning assets increased to $61.7 million during the first three months of 2001 from $44.0 million during the same period of 2000. The return on average assets for the three month period ended March 31 was 0.69% in 2001 compared to 0.41% in 2000; the return on average equity was 6.54% in 2001 versus 3.07% in 2000.

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

         The provision for loan losses was $70,000 for the three month period ended March 31, 2001, compared to $38,732 for the three month period ended March 31, 2000. Our allowance for loan losses as a percentage of our period end loans was 1.24% and 1.19% at March 31, 2001 and 2000, respectively. There were no charge-offs for the first three months of 2001. In the same period of 2000, there were $5,228 in net charge offs. We had $99,530 in non-performing loans at March 31, 2001, of which $83,902 was guaranteed by the Small Business Administration (SBA) program, and no non-performing loans at March 31, 2000.

         Noninterest income for the three-month period ended March 31, 2001 was $82,155, compared to $61,949 in the same period of 2000. This was due primarily to an increase in service fees on deposits accounts resulting from a $22.2 million growth in deposits from March 31, 2000 to March 31, 2001.

         Noninterest expense was $454,578 for the three month period ended March 31, 2001, which was an increase of $9,686 over the same period of 2000. This increase in noninterest expense primary reflects an increase in salaries, partially offset by a decrease in professional and legal fees.

NET INTEREST INCOME

         Our primary source of revenue is net interest income, which is the difference between income on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on our interest-earning assets and the rates paid on our interest-bearing liabilities as well as the relative amounts of interest-bearing assets and interest-bearing liabilities. Presented below are various components of assets and liabilities, interest income and expense and yields/costs for the periods indicated.

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES


                                  For the three months ended            For the three months ended
                                         March 31, 2001                        March 31, 2000
                                         --------------                        --------------
                                Average       Income/     Yield/      Average       Income/     Yield/
                                Balance       Expense      Rate       Balance       Expense      Rate
                              -----------   -----------    ----     -----------   -----------    ----
Fed funds sold & S/T Invest   $ 5,700,039   $    83,952    5.97%    $   198,910   $     3,126    6.30%
Investment securities           7,898,480       136,720    7.02       9,231,213       154,071    6.69
Net loans                      48,089,231     1,130,407    9.52      34,582,000       805,520    9.34
                              -----------   -----------    ----     -----------   -----------    ----
     Total earning assets     $61,687,750   $ 1,351,079    8.87%    $44,012,123   $   962,717    8.77%
                              ===========   ===========    ====     ===========   ===========    ====

Interest-bearing deposits     $51,168,767   $   732,739    5.81%    $32,231,860   $   427,309    5.32%
Other borrowings                  100,000         1,590    6.45       2,793,736        36,720    5.27
                              -----------   -----------    ----     -----------   -----------    ----
     Total interest-bearing
            Liabilities       $51,268,767   $   734,329    5.81%    $35,025,596   $   464,029    5.31%
                              ===========   ===========    ====     ===========   ===========    ====

Net interest spread                                        3.06%                                 3.46%
Net interest income/margin                  $   616,750    4.05%                  $   498,688    4.54%
                                            ===========    ====                   ===========    ====

         As reflected above, for the first three months of 2001 the average yield on earning assets amounted to 8.87%, while the average cost of interest-bearing liabilities was 5.81%. For the same period of 2000, the average yield on earning assets was 8.77% and the average cost of interest-bearing liabilities was 5.31%. The increase in the yield on earning assets is attributable to a significant increase in outstanding loans, which earn higher rates than other components of earning assets. The increase in average loans of $13.5 million reflects our success in continuing to build our customer base.

         The net interest margin, computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets, was 4.05% for the three- month period ended March 31, 2001, and 4.54% for same period of 2000. This decrease was the result of growth in average interest-bearing deposits of $18.9 million, which were at higher interest rates than the competition. The increase in outstanding balances is consistent with our expansion of our core base of loans and deposits.

         The following table presents the changes in our net interest income as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities. The change in net interest income is primarily due to increases in the volume of both loans and deposits rather than changes in average rates.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                       ---------------------------------------------
                                       Three months ended March 31, 2001 versus 2000
                                       ---------------------------------------------
                                             Volume          Rate     Net change
Fed funds sold & S/T investments          $  81,022     $    (197)     $  80,825

Investment securities                       (23,069)        5,718        (17,351)
Loans                                       318,941         5,947        324,888
                                          ---------     ---------      ---------
  Total earning assets                      376,894        11,468        388,362

Interest-bearing deposits                   271,177        34,253        305,430
Other borrowings                            (42,830)        7,700        (35,130)
                                          ---------     ---------      ---------
  Total interest-bearing liabilities        228,347        41,953        270,300
                                          ---------     ---------      ---------

Net interest income                       $ 148,547     $ (30,485)     $ 118,062
                                          =========     =========      =========

PROVISION FOR LOAN LOSSES

         To keep pace with the growth in the loan portfolio, the provision for loan losses was $70,000 for the first three months of 2001 compared to $38,732 for the same period of 2000. The increase was the result of our management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. We anticipate loan growth will continue to be strong in 2001 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

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

NONINTEREST EXPENSE

         Total noninterest expense increased from $444,892 for the three months ended March 31, 2000 to $454,578 for the same period of 2001. The increase in noninterest expense reflects an increase primarily in salaries and wages of $37,111, partially offset by a decrease in legal and professional fees of $22,249. The increase in salaries and wages in 2001 is a result of hiring more employees to support the growth of the assets of the bank to $69.0 million at March 31, 2001 from $49.1 million at March 31, 2000. Employee benefits also increased for the three months ended March 31, 2001 to $22,990 from $19,413 for the same period of 2000.

         Depreciation and amortization expense decreased by $8,281 from the first quarter of 2000 to the same period of 2001. This decline was due to the fact that equipment purchased when we opened in 1996 has now been fully depreciated.

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

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

         Total securities averaged $7.9 million in the first three months of 2001 and totaled $7.5 million at March 31, 2001. In the same period of 2000, total securities averaged $9.2 million and totaled $9.1 million at March 31, 2000. At March 31, 2001, our total investment securities portfolio had a book value of $7.5 million and a market value of $7.5 million for an unrealized net gain of $21,744. We primarily invest in U.S. Government Agency Mortgage backed securities.

         At March 31, 2001, short-term investments totaled $6.3 million, compared to $210,000 at March 31, 2000. A majority of these funds at March 31, 2001 were invested in an earning capacity with maturities of six months to one year.

         Contractual maturities and yields on our investment securities (all available for sale) at March 31, 2001 are set forth on the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

                                 MARCH 31, 2001

                                           After one but       After five but
                     Within one year     Within five years    Within ten years       After ten years
                     ---------------     -----------------    ----------------       ---------------
                     Amount    Yield      Amount    Yield      Amount    Yield      Amount     Yield
                     ------    -----      ------    -----      ------    -----      ------     -----
U.S. Treasury       $     --      --%    $     --      --%    $     --      --%   $       --      --%
U.S. Govt Agencies        --      --      199,394    6.64%          --      --%           --      --
Mortgage-backed           --      --           --      --           --      --     6,994,675    6.25
Other                     --      --           --      --           --      --       308,800    6.75
                    --------   -----     --------   -----     --------   -----    ----------   -----
     Total          $     --    0.00%    $199,394    6.64%    $     --    0.00%   $7,303,475    6.26%
                    ========   =====     ========   =====     ========   =====    ==========   =====


LOANS

         At March 31, 2001, net loans (gross loans less the allowance for loan losses) totaled $50.9 million, an increase of $14.3 million from March 31, 2000. Average gross loans increased from $34.6 million with a yield of 9.34% in the first three months of 2000 to $48.1 million with a yield of 9.52% in 2001. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

         Since loans typically provide higher yields than other types of earning assets, one of our goals is for loans to represent the largest category of earning assets. As of March 31, 2001 loans were 79.0% of earning assets, compared to 79.9% at March 31, 2000.

         The following table shows the composition of the loan portfolio by category at March 31, 2001 and 2000.

                          COMPOSITION OF LOAN PORTFOLIO

                                            MARCH 31, 2001           MARCH 31, 2000

                                                      Percent                    Percent
                                          Amount      of Total       Amount      of Total
                                          ------      --------       ------      --------
Commercial                             $11,147,921       21.6%    $ 6,027,043       16.2%
Real estate - construction               3,890,557        7.5       3,701,826        9.9
Real estate - mortgage                  30,546,949       59.2      22,974,314       61.9
Consumer                                 6,017,713       11.7       4,439,989       12.0
                                       -----------     ------     -----------     ------
    Loans, gross                        51,603,140      100.0%     37,143,172      100.0%
                                                       ======                     ======

Unearned income                            (82,350)                   (70,623)
Allowance for possible loan losses        (639,245)                  (442,382)
                                       -----------                -----------
      Loans, net                       $50,881,545                $36,630,167
                                       ===========                ===========

         The principal component of our loan portfolio at March 31, 2001 and 2000 was mortgage loans, which represented 59.2% and 61.9% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit it loan-to-value ratio to 80%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio as of March 31, 2001.


       LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                 MARCH 31, 2001

                                           After one but       After
                             One year       Within five        Five
                             or less          Years            Years           Total
                           ------------    ------------     ------------    ------------
Commercial                 $  5,338,258    $  5,616,511     $    193,152    $ 11,147,921
Real estate                   4,792,737      22,408,256        3,345,956      30,546,949
Construction                  2,149,186       1,741,371               --       3,890,557
Consumer                      2,325,399       3,375,146          317,168       6,017,713
                           ------------    ------------     ------------    ------------
  Total gross loans        $ 14,605,580    $ 33,141,284     $  3,856,276    $ 51,603,140
                           ============    ============     ============    ============
Fixed Interest Rate        $  5,954,950    $ 31,837,691     $  2,910,305    $ 40,702,946
Variable Interest Rate        8,650,630       1,303,593          945,971      10,900,194
                           ------------    ------------     ------------    ------------
  Total gross loans        $ 14,605,580    $ 33,141,284     $  3,856,276    $ 51,603,140
                           ============    ============     ============    ============

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

         At March 31, 2001, the allowance for possible loan losses was $639,245, or 1.24% of outstanding loans, compared to an allowance for possible loan losses of $442,382, or 1.19% of outstanding loans, at March 31, 2000. We increased the allowance for possible loan losses by $70,000 over the December 31, 2000 allowance in order to keep pace with the approximately $5.8 million growth of our loan portfolio during the period. The increase reflects our belief that the size of our loan portfolio is a component of overall risk.

         In the first three months of 2001, the bank had no charge-offs. In the same period of 2000, there were $5,228 in net charge offs. We had non-performing loans of $99,530 at March 31, 2001 and no non-performing loans at March 31, 2000. Of the total non-performing loans at March 31, 2001, $83,902 were guaranteed by the Small Business Administration (SBA) program.

         The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the three months ended March 31, 2001.


ALLOWANCE FOR LOAN LOSSES

                                         THREE MONTHS ENDING MARCH 31,
                                             2001             2000
                                         ------------     ------------
Average loans outstanding                $ 48,174,187     $ 34,582,000
Loans outstanding at period end            51,520,790       37,072,549
Total nonperforming loans                          --               --

Beginning balance of allowance           $    569,245     $    408,878

Loans charged off                                   0           (5,228)
Total recoveries                                    0                0
                                         ------------     ------------
Net loans charged off                               0           (5,228)

Provision for loan losses                      70,000           38,732
                                         ------------     ------------
Balance at period end                    $    639,245     $    442,382
                                         ============     ============

Net charge-offs to average loans                 0.00%            0.02%
Allowance as a percent of total loans            1.24%            1.19%
Nonperforming loans as a
  Percentage of total loans                       .19%             N/A
Nonperforming loans as a
  Percentage of allowance                        15.6%             N/A

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

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                            AS OF MARCH 31,
                                                 2001
                   Residential
                     Real estate .....    $379,012       59.3%
                     Construction ....      48,272        7.6%
                   Commercial ........     138,318       21.6%
                   Consumer ..........      73,643       11.5%
                                          --------     ------
                   Total allowance for
                      Loan losses ....    $639,245      100.0%

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Average total deposits were $57.3 million and average interest-bearing deposits were $51.2 million in the first quarter of 2001. Average total deposits were $37.6 million and average interest-bearing deposits were $32.2 million in the same period of 2000. The following table sets our forth deposits by category as of March 31, 2001 and March 31, 2000.


                                    DEPOSITS

                                         MARCH 31, 2001             MARCH 31, 2000

                                                  Percent of                 Percent of
                                       Amount      Deposits       Amount      Deposits
                                    -----------    --------    -----------    --------
Demand deposit accounts             $ 8,111,299       13.2%    $ 6,411,151       16.3%
NOW accounts                          2,090,577        3.4%      1,249,998        3.2%
Money market accounts                11,418,243       18.5%      3,827,407        9.7%
Savings accounts                      3,149,500        5.1%      4,380,266       11.1%
Time deposits less than $100,000     23,969,670       38.8%     16,692,578       42.2%
Time deposits of $100,000 or over    12,957,666       21.0%      6,920,541       17.5%
                                    -----------     ------     -----------     ------
     Total deposits                 $61,696,955      100.0%    $39,481,941      100.00%
                                    ===========     ======     ===========     =======

         Internal growth, resulting primarily from special promotions and increased advertising generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $48.8 million at March 31, 2001 compared to $32.6 million at March 31, 2000. A stable base of deposits is expected to be our primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 79% at March 31, 2001 and 82% at March 31, 2000. Our loan-to-deposit ratio was 83.5% at March 31, 2001 versus 93.9% at March 31, 2000. The average loan-to-deposit ratio was 84.0% during the first three months of 2001 and 91.9% during the same period of 2000.

CAPITAL

Under the capital guidelines of the Office of the Comptroller of the Currency, we are required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized," banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, we must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. At March 31, 2001, our total shareholders' equity was $6.9 million. We were considered to be "well capitalized" at the bank level for regulatory purposes at March 31, 2001, as our Tier 1 capital ratio was 13.2%, our total risk-based capital ratio was 14.4%, and our Tier 1 leverage ratio was 10.7%. The following chart reflects our risk-based regulatory capital ratios at March 31, 2001.

                               ANALYSIS OF CAPITAL
                                 MARCH 31, 2001
                             (Amounts in thousands)

                                      Required           Actual             Excess
                                      --------           ------             ------
                                  Amount      %      Amount      %       Amount     %
                                  ------     ---     ------    ----      ------    ---
The Bank:
Tier 1 risk-based capital          2,095     4.0%     6,894    13.2%      4,799    9.2%
Total risk-based capital           4,184     8.0%     7,533    14.4%      3,349    6.4%
Tier 1 leverage                    2,585     4.0%     6,894    10.7%      4,309    6.7%

         We believe that we have sufficient capital to fund our activities on an on-going basis.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Our primary sources of liquidity are core deposits, scheduled repayments on our loans and interest on and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $3,000,000. Additionally, we are eligible to receive advances from the Federal Home Loan Bank of Atlanta, subject to its approval, and have received and repaid such advances on two occasions in the past two fiscal years. We believe that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near term. At March 31, 2001, unfunded commitments to extend credit were $4.3 million.

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

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at any given time interval. We generally attempt to maintain a balance between rate sensitive assets and liabilities to minimize the company's interest rate risks. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

         The interest rate sensitivity position at March 31, 2001 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                          INTEREST SENSITIVITY ANALYSIS

                                 MARCH 31, 2001

                                                 After three but    After one but
                                Within three      Within twelve      within five      After five
                                   month              months            Years           years           Total
                                ------------      -------------      ------------    ------------    ------------
ASSETS
Earning assets:
   Federal funds sold           $  5,800,072       $    495,000      $         --    $         --    $  6,295,072
   Investment securities                  --          1,404,132         1,481,783       4,638,697       7,524,612
   Loans                          13,060,302          3,710,939        31,837,691       2,911,858      51,520,790
                                ------------       ------------      ------------    ------------    ------------
     Total earning assets       $ 18,860,374       $  5,610,071      $ 33,319,474    $  7,550,555    $ 65,340,474
                                ============       ============      ============    ============    ============

LIABILITIES
Interest-bearing liabilities
  Money market and NOW          $ 13,508,820       $         --      $         --    $         --    $ 13,508,820
  Savings deposits                 3,149,500                 --                --              --       3,149,500
  Time deposits                    9,768,159         16,093,829        10,530,344         535,004      36,927,336
  Other borrowings                        --                 --                --              --              --
                                ------------       ------------      ------------    ------------    ------------
    Total interest-bearing
      Liabilities               $ 26,426,479       $ 16,093,829      $ 10,530,344    $    535,004    $ 53,585,656
                                ============       ============      ============    ============    ============

Period gap                      $ (7,566,105)      $(10,483,758)     $ 22,789,130    $  7,015,551    $ 11,754,818
Cumulative gap                  $ (7,566,105)      $(18,049,863)     $  4,739,267    $ 11,754,818    $ 11,754,818
Ratio of cumulative gap
  to total earning assets              (11.6)%            (27.6)%             7.3%           18.0%


         We generally would benefit from increasing market rates of interest when we have an asset sensitive gap and generally would benefit from decreasing market rates of interest when we are liability sensitive. We are currently liability sensitive in time frames less than one year and asset sensitive after that. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also impacted by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

IMPACT OF INFLATION

         Unlike most industrial companies, the assets and liabilities of financial institutions such as ours are primarily monetary in nature. Therefore, interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

                     MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

         Our Company's articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 735,868 shares, for a total of $7,358,680, were sold in the initial public offering. As of June 7, 2001, there were 737,368 shares of common stock outstanding held by approximately 915 shareholders of record. There is no established trading market in the common stock. We have filed a registration statement for the issuance of additional shares of common stock in an offering proposed to be underwritten by Scott & Stringfellow. There can be no assurances that this offering will be completed, but if it is, we expect that a market for our stock will develop.

         All of our outstanding shares of Common Stock are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. We do not plan to declare any dividends in the immediate future.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BEACH FIRST NATIONAL BANCSHARES, INC.


Date:  June 18, 2001             By:   /s/ Walter E. Standish, III
      ------------------             -------------------------------------------
                                       Walter E. Standish, III
                                       President/Chief Executive Officer

                                       /s/ Stephanie L. Vickers
                                     -------------------------------------------
                                       Stephanie L. Vickers
                                       Chief Financial and Principal Accounting
                                       Officer