Form 10QSB
period 2001-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2001-08-14
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2001
                                          -------------

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

                        Commission file number: 33-95562

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

           South Carolina                            58-1030117
      ------------------------                       -----------------
      (State of Incorporation)             (I.R.S. Employer Identification No.)

               1550 Oak Street, Myrtle Beach, South Carolina 29577
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (843) 626-2265
                      ------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                                ----------------
(Former name, former address and former fiscal year, if changed since last report)


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

    On August 13, 2001, 1,318,368 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.


              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                           Consolidated Balance Sheets

                                                                            June 30,                 December 31,
                                                                     2001           2000                 2000
                                                                     ----            -----               ----
                                                                  (unaudited)    (unaudited)          (audited)
          ASSETS
Cash and due from banks                                       $     3,352,067    $    1,907,434        $   1,359,158
Federal funds sold and short term investments                       2,709,371          2,420,111           6,919,000
Investment securities available for sale                            6,935,113          8,734,992           8,186,033
Loans, net                                                         57,087,439         39,503,435          45,052,910
Premises and equipment, net                                         2,426,436          1,434,503           1,546,447
Real estate acquired in settlement of loans                                 -                  -                   -
Other assets                                                          674,813            957,357             706,468
                                                              ---------------    ---------------        ------------
      Total assets                                            $    73,185,239    $    54,957,832        $ 63,770,016
                                                              ===============    ===============        ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                               $    11,091,844    $     7,439,197        $  5,525,253
   Interest bearing deposits                                       54,707,388         40,698,952          51,201,258
                                                              ---------------    ---------------        ------------
     Total deposits                                                65,799,232         48,138,149          56,726,511
Other borrowings                                                            -                  -                   -
Other liabilities                                                     427,900            449,113             314,835
                                                              ---------------    ---------------        ------------
     Total liabilities                                             66,227,132         48,587,262          57,041,346
                                                              ---------------    ---------------        ------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   authorized; 737,368 shares issued and outstanding                  737,368            735,868             737,368
   at June 30, 2001 and December 31, 2000, and
   735,868 shares issued and outstanding at
    March 31, 2000
Paid-in capital                                                     6,489,981          6,476,481           6,489,981
Retained deficit                                                     (291,832)          (608,910)           (457,176)
Accumulated other comprehensive income (loss)                          22,589           (232,869)            (41,503)
                                                              ---------------    ---------------        ------------

     Total shareholders' equity                                     6,958,106          6,370,570           6,728,670
                                                              ---------------    ---------------        ------------
      Total liabilities and shareholders' equity              $    73,185,239    $    54,957,832        $ 63,770,016
                                                              ===============    ===============        ============

The accompanying notes are an integral part of these consolidated financial statements.



              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                            Six Months Ended                 Three Months Ended
                                                                June 30,                          June 30,
                                                                --------                          --------
                                                         2001             2000             2001              2000
                                                         ----             ----             ----              ----

INTEREST INCOME
   Interest and fees on loans                          $ 2,361,898       $ 1,706,816      $ 1,231,491       $   901,296
   Investment securities                                   253,099           304,691          116,379           150,620
   Fed funds sold & short term investments                 107,544            33,497           23,591            30,371
                                                       -----------       -----------      -----------        ----------
          Total interest income                          2,722,541         2,045,004        1,371,462         1,082,287

INTEREST EXPENSE
   Deposits                                              1,416,508           965,759          683,769           538,450
   Other borrowings                                         10,297            53,406            8,707            16,686
                                                       -----------       -----------      -----------        ----------
          Total interest expense                         1,426,805         1,019,165          692,476           555,136

          Net interest income                            1,295,736         1,025,839          678,986           527,151

PROVISION FOR POSSIBLE LOAN
   LOSSES                                                  184,500           111,732          114,500            73,000
                                                       -----------       -----------      -----------        ----------
          Net interest income after provision
             for possible loan losses                    1,111,236           914,107          564,486           454,151
                                                       -----------       -----------      -----------        ----------

NONINTEREST INCOME
   Service fees on deposit accounts                        150,217           118,344           78,816            62,987
   Loss on sale of investment securities                   (7,749)           (6,104)          (4,725)           (3,597)
   Other income                                             27,135            18,745           13,356             9,646
                                                       -----------       -----------      -----------        ----------
         Total noninterest income                          169,603           130,985           87,447            69,036
                                                       -----------       -----------      -----------        ----------

NONINTEREST EXPENSES
   Salaries and wages                                      540,532           455,238          299,910           251,727
   Employee benefits                                        53,858            41,120           30,868            21,707
   Supplies and printing                                    27,917            22,674           16,173            10,765
   Advertising and public relations                         35,684            33,162           19,322            15,955
   Legal and Professional fees                              25,067            64,930           12,128            29,743
   Depreciation and amortization                            84,524            92,294           48,360            47,849
   Occupancy                                                35,838            23,865           21,496            12,145
   Data processing fees                                     72,698            45,685           41,415            23,162
   Other operating expenses                                146,118           140,498           77,985            61,521
                                                       -----------       -----------      -----------        ----------
          Total noninterest expenses                     1,022,236           919,466          567,658           474,574
                                                       -----------       -----------      -----------        ----------

          Income before income taxes                       258,603           125,626           84,275            48,613

INCOME TAX                                                 (93,259)          (46,638)         (28,714)          (17,979)
                                                       -----------       -----------      -----------        ----------
EXPENSE

          Net income                                   $   165,344       $    78,988      $    55,561        $   30,634
                                                       ===========       ===========      ===========        ==========

BASIC NET INCOME PER COMMON
    SHARE                                              $       .22       $       .11      $       .08        $      .04
                                                       ===========       ===========      ===========        ==========
DILUTED NET INCOME PER COMMON
    SHARE                                              $       .20       $       .10      $       .07        $      .04
                                                       ===========       ===========      ===========        ==========



     Beach First National Bancshares, Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                         Accumulated
                                                                                                              Other         Total
                                                         Common stock         Paid-in       Retained   Comprehensive   shareholders'
                                                    Shares        Amount      Capital        Deficit         loss         Equity
                                                    ------        ------      -------        -------         ----         ------

BALANCE, DECEMBER 31, 1999                             735,868      $ 735,868   $ 6,476,481  $ (687,898)   $(211,138)  $ 6,313,313

   Net income                                                -              -             -      78,988            -        78,988
   Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities             -              -             -           -
                                                                                                             (25,577)      (25,577)
        Less reclassification adjustments for losses
            included in net income                           -              -             -           -        3,846         3,846
                                                                                                                        ----------
   Comprehensive loss                                        -              -             -           -            -       (57,257)
                                                      --------      ---------   -----------  ----------    ---------    ----------
BALANCE, JUNE 30, 2000                                 735,868      $ 735,868   $ 6,476,481  $ (608,910)   $(232,869)  $ 6,370,570
                                                      ========      =========   ===========  ==========    =========    ==========





                                                                                                       Accumulated
                                                                                                         Other          Total
                                                           Common stock       Paid-in    Retained    Comprehensive  Shareholders'
                                                     Shares        Amount     Capital     Deficit         Loss          Equity
                                                     ------        ------     -------     -------     ------------  -----------

BALANCE, DECEMBER 31, 2000                             737,368     $ 737,368   $ 6,489,981  $ (457,176)   $  (41,503)   $ 6,728,670
   Net income                                                -             -             -                         -        165,344
                                                                                                165,344
   Other comprehensive income, net of income taxes:
        Unrealized gain on investment securities             -             -             -            -       69,206         69,206
        Less reclassification adjustments for losses
            included in net income                           -             -             -            -
                                                                                                              (5,114)        (5,114)
                                                                                                                         ----------
   Comprehensive income                                      -             -             -            -            -        229,436
                                                      --------     ---------   -----------   ----------    ---------     ----------
BALANCE, JUNE 30, 2001                                 737,368     $ 737,368   $ 6,489,981   $ (291,832)   $  22,589    $ 6,958,106
                                                      ========     =========   ===========   ==========    =========     ==========




The accompanying notes are an integral part of these consolidated financial statements.


              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                         June 30,
                                                                                  2001               2000
                                                                                  ----               ----


OPERATING ACTIVITIES
   Net income                                                                $     165,344          $     78,988
   Adjustments to reconcile net income to
        net cash provided by operating activities:
        Deferred income taxes                                                            -                42,198
        Provisions for loan losses                                                 133,448                77,152

        Depreciation and amortization                                               84,524                92,294
        Writedown on real estate acquired in settlement of loans                         -                15,000
        Loss on sale of investment securities                                        7,749                 6,104
        Increase (decrease) in other assets                                         31,655              (316,324)
        Increase (decrease) in other liabilities                                   113,065               263,049
                                                                             -------------          ------------
           Net cash provided by operating activities                               535,785               258,461
                                                                             -------------          ------------

INVESTING ACTIVITIES
   Purchase of investment securities                                                     -              (209,313)
   Proceeds from sale or call of investment securities                           1,305,814               717,973
   Decrease (increase) in Federal funds sold & short term investments            4,209,629            (2,420,111)
   Increase in loans, net                                                      (12,167,977)           (7,451,473)
   Purchase of premises and equipment                                             (879,988)              (71,578)
   Proceeds from sale of ORE                                                             -                84,820

                                                                             -------------          ------------
        Net cash used in investing activities                                   (7,615,597)           (9,349,682)
                                                                             -------------          ------------
FINANCING ACTIVITIES
   Decrease in Federal funds purchased                                                   -            (2,820,000)
   Net increase in deposits                                                      9,072,721            11,302,129
                                                                             -------------          ------------
          Net cash provided by financing activities                              9,072,721             8,482,129
                                                                             -------------          ------------

          Net increase (decrease) in cash and cash equivalents                   1,992,909              (609,092)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                     1,359,158             2,516,526
                                                                             =============          ============

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                    $   3,352,067          $  1,907,434
                                                                             =============          ============
CASH PAID FOR
   Income taxes                                                              $      24,299          $      3,770
                                                                             -------------          ------------
   Interest                                                                  $   1,419,481          $    978,929
                                                                             -------------          ------------


The accompanying notes are an integral part of these consolidated financial statements.

                      Beach First National Bancshares, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. ("Company") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2000.

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

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                            For the Six Months Ended
                                  June 30, 2001

                                       Income            Shares     Per Share
                                       (Numerator)     (Denominator    Amount
                                      -----------     -------------  ----------
         Basic EPS                    $  165,344        737,368        $ 0.22
         Effect of Diluted Securities:
             Stock options                    --         70,833          (.02)
                                      ----------      ---------        ------
         Diluted EPS                  $  165,344        808,201        $ 0.20

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

Results of Operations
EARNINGS REVIEW

Our net income was $ 165,344, or $.22 per common share, for the six months ended June 30, 2001 as compared to a net income of $78,988, or $.11 per common share, for the six months ended June 30, 2000. The Company's net income was $55,561, or $.08 per common share, for the three months ended June 30, 2001 as compared to net income of $30,634, or $.04 per common share, for the same period of 2000. The improvement in net income reflects the Bank's continued growth, as average earning assets increased to $62.7 million during the first six months of 2001 from $46.7 million during the same period of 2000. This continued growth can also be seen as the Bank expands its market presence with the opening of a new branch in Surfside Beach, South Carolina on June 4, 2001. The return on average assets for the six month period ended June 30 was .50% in 2001 compared to .31% in 2000; the return on average equity was 4.83% in 2001 versus 2.50% in 2000.

During the first half of 2001, net interest income increased to $1,295,736, from $1,025,839 in the same period of 2000. The growth in net interest income resulted from an increase of $677,538 in interest income, partially offset by an increase in interest expense of $407,641. For the three months ended June 30, 2001, net interest income increased to $678,986 from $527,151 during the comparable period of 2000. The net interest spread was 3.15% in the first six months of 2001 compared to 3.27% during the same period of 2000. The net interest margin was 4.17% for the six month period ended June 30, 2001 compared to 4.41% for the same period of 2000.

The provision for loan losses was $184,500 for the six month period and $114,500 for the three month period ended June 30, 2001, compared to $111,732 and $73,000 for the six month and three month periods ended June 30, 2000. Our allowance for loan losses as a percentage of period end loans was 1.22% at each of June 30, 2001 and 2000. Net charge-offs totaled $51,052 for the first half of 2001. In the same period of 2000, there were $34,580 in net charge offs. We had three non-performing loans in the amount of $271,046 at June 30, 2001, of which two loans totaling $83,903 were guaranteed by the Small Business Administration
(SBA) program. Payoffs for both of these loans were received from the SBA in July 2001. Additionally, the third loan in the amount of $187,143 is in the process of foreclosure sale. Non-performing loans were $39,056 at June 30, 2000.

Noninterest income for the six month period ended June 30, 2001 was $169,603, compared to $130,985 in the same period of 2000. This was due primarily to an increase of $31,873 in service fees on deposits accounts as a result of $17.7 million growth in deposits from June 30, 2000 to June 30, 2001. For the three month periods ended June 30, 2001 and 2000, noninterest income was $87,447 and $69,036, respectively.

Noninterest expense was $1,022,236 for the six month period ended June 30, 2001, which was an increase of $102,770 over the same period of 2000. For the three months ended June 30, noninterest expense was $567,658 in 2001 and $474,574 in 2000. These increases in noninterest expense reflect increases primarily in salaries and employee benefits, and data processing fees due to our continued growth, including the opening of our first branch in June 2001.

Net Interest Income

Our primary source of revenue is net interest income, which is the difference between income on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on our interest-earning assets and the rates paid on its interest-bearing liabilities as well as the relative amounts of interest-bearing assets and interest-bearing liabilities. Presented below are various components of assets and liabilities, interest income and expense and yields/costs for the periods indicated.




                Average Balances, Income and Expenses, and Rates

                                        For the six months ended                    For the six months ended
                                              June 30, 2001                               June 30, 2000
                                              -------------                               -------------

                                    Average         Income/      Yield/        Average         Income/       Yield/
                                    Balance         Expense       Rate         Balance         Expense        Rate
                                    -------         -------       ----         -------         -------        ----
Federal funds sold & short
    term investments           $    3,740,486    $    107,544         5.80%   $ 1,048,089  $      33,497           6.41%
Investment securities               7,552,118         253,099         6.76%     9,071,724        304,691           6.74%
Loans                              51,364,735       2,361,898         9.27%    36,554,683      1,706,816           9.36%
                               ---------------   ------------  -----------  -------------  -------------    -----------
     Total earning assets      $   62,657,339    $  2,722,541         8.76%  $ 46,674,496  $   2,045,004           8.79%
                               ==============    ============  ===========  =============  =============    ===========

Interest-bearing deposits      $   50,804,184    $  1,416,508         5.62%  $ 35,207,192  $     965,759           5.50%
Other borrowings                      439,464          10,297         4.72%     1,796,099         53,406           6.00%
                               --------------    ------------  -----------  -------------   ------------      ---------

     Total interest-bearing
            Liabilities        $   51,243,648    $  1,426,805         5.61% $  37,003,291  $   1,019,165           5.52%
                               ==============    ============  ===========  =============  =============     ==========

Net interest spread                                                   3.15%                                        3.27%
Net interest income/margin                       $  1,295,736         4.17%                $   1,025,839           4.41%
                                                 ============  ===========                 =============     ==========

As reflected above, for the first half of 2001 the average yield on earning assets amounted to 8.76%, while the average cost of interest-bearing liabilities was 5.61%. For the same period of 2000, the average yield on earning assets was 8.79% and the average cost of interest-bearing liabilities was 5.52%. The decrease in the yield on earning assets is attributable to lower rates earned on federal funds sold and outstanding loans, which represent a significant portion of earning assets.

The net interest margin, computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets, was 4.17% and for the six-month period ended June 30, 2001, and 4.41% for the same period of 2000. This decrease was the result of growth in average interest-bearing deposits of $15.6 million as we continue to expand our core base of loans and deposits. The rate paid on these deposits continued to be at higher interest rates than the competition. The overall change in net interest margin of 24 basis points is reflective of the decreasing rate environment primarily during the first six months of 2001. As the competitive pressures created a decrease in the rate on earning assets, the rate paid by the bank on deposit accounts did not decrease at the same rate or amount.

The following table presents the changes in our net interest income as a result of changes in the volume and rate of its interest-earning assets and interest-bearing liabilities. The change in net interest income is primarily due to increases in the volume of both loans and deposits rather than changes in average rates.

                   Analysis of Changes in Net Interest Income

                                             ------------------------------------------------------------
                                                 Six months ended June 30, 2001 versus 2000
                                             ------------------------------------------------------------
                                                         Volume          Rate              Net change

Federal funds sold & short term investments        $     77,409      $     (3,363)        $    74,047
Investment securities                                   (50,927)             (665)            (51,592)
Loans                                                   681,008           (25,925)            655,082
                                                      ---------         ---------          ----------
     Total earning assets                               707,490           (29,953)            677,537

Interest-bearing deposits                               434,870            15,879             450,749
Other borrowings                                        (31,787)          (11,322)            (43,109)
                                                      ---------         ---------          ----------
     Total interest-bearing liabilities                 403,083             4,557             407,640
                                                      ---------         ---------          ----------

Net interest income                                 $   304,407      $    (34,510)        $   269,897
                                                     ==========        ==========          ==========



Provision for Loan Losses

To keep pace with the growth in the loan portfolio, the provision for loan losses was $184,500 for the first six months of 2001 compared to $111,732 for the same period of 2000. For the three month periods ending June 30, 2001 and 2000, these figures were $114,500 and $73,000, respectively. The increases were the result of management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. We anticipate loan growth will continue to be strong in 2001 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

Noninterest Income

Noninterest income increased to $169,603 in the first six months of 2001 from $130,985 in the same period of 2000. For the three months ended June 30, 2001, noninterest income was $87,447 in 2001 and $69,036 in 2000. Service fees on deposit accounts, the largest component of noninterest income, increased from $118,344 for the first six months of 2000 to $150,217 during the same period of 2001. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. The net loss on the sale of investment securities increased to $(7,749) from $(6,104) for the six month period ended June 30, 2001 and 2000, respectively. These losses primarily relate to paydowns on mortgage-backed securities, and result from movements in market interest rates since the securities were acquired.

Noninterest Expense

Total noninterest expense increased from $919,466 for the six months ended June 30, 2000 to $1,022,236 for the same period of 2001, and from $474,574 for the three months ended June 30, 2000 to $567,658 in the same period of 2001.
The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of our assets to $73.2 million at June 30, 2001 from $55.0 million at June 30, 2000. Salary and wages increased by $85,294 during the six months ended June 30, 2001 and $48,183 during the three months ended June 30, 2001 compared to the same periods in 2000. Additionally, employee benefits increased by $12,738 and $9,161 during these periods. The increases in salaries and wages in 2001 is a result of hiring more employees to support the growth of our assets, including the opening of a new branch in the later part of the second quarter to help expand our presence in the southern part of our market.

Occupancy expense increased by $11,973, and printing and supplies increased by $5,242, as a result of the new branch. Depreciation and amortization expense decreased by $7,770 from the first half of 2000 to the same period of 2001. However going forward, we will see a steady increase in these expenses as the depreciation expense for furniture, fixtures and equipment purchased for the new branch, as well as purchased to update the computer network, is recorded. The decline in depreciation and amortization for the six months ending June 30, 2001 was due to the fact that equipment purchased when the bank opened in 1996 has now been fully depreciated.

For the six month period ended June 30, 2001, data processing expense increased to $72,698 from $45,685 during the same period of 2000. During the three month period ended June 30, data processing expense increased to $41,415 in 2001 from $23,162 in 2000. Data processing fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity. The category of other expenses increased to $146,118 for the first six months of 2001 compared to $140,498 for the same period of 2000, and increased to $77,985 during the three month period ended June 30, 2001 from $61,521 in the same period of 2000. This increase was due to the growth of operating expenses associated with the expansion of loans and deposits.

The increases in the noninterest expenses noted above were partially offset by a decrease in legal and professional fees of $39,864 from the first half of 2000 to the same period of 2001. This decrease is due to a final settlement of pending legal action related to check kiting.

BALANCE SHEET REVIEW

Investment Securities

Total securities averaged $7.6 million in the first six months of 2001 and totaled $6.9 million at June 30, 2001. In the same period of 2000, total securities averaged $9.1 million and totaled $8.7 million at June 30, 2000. At June 30, 2001, the Company's total investment securities portfolio had a book value of $6.9 million and a market value of $6.9 million for an unrealized net gain of $35,063. We primarily invest in U.S. Government Agency Mortgage- backed securities.

At June 30, 2001, short-term investments totaled $2,709,370 compared to $2,420,111 as of June 30, 2000. These funds are one source of our liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Contractual maturities and yields on our investment securities (all available for sale) at June 30, 2001 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


             Investment Securities Maturity Distribution and Yields

                            June 30, 2001
                                            After one but          After five but
                   Within one year        Within five years       Within ten years     After ten years
                   ---------------        -----------------     ------------------     ---------------
                  Amount      Yield       Amount     Yield      Amount      Yield     Amount       Yield
                  ------      -----       ------     -----      ------      -----     ------       -----
U.S. Treasury       $  ----       ----% $   ----        ----%    $ ---      ----%  $     ----       ----%
U.S. Govt Agencies
                       ----       ----      ----        ----    199,411     8.00%        ----       ----
Mortgage-backed        ----       ----                  ----      ----      ----    6,391,839       6.28%
                                            ----
Other                  ----       ----      ----        ----      ----      ----      308,800       6.58%
                    --------     ------  --------    -------  --------   -------      -------       -----

     Total          $  ----       0.00%  $  ----        ----%   199,411     8.00%  $6,700,639       6.29%



Loans

At June 30, 2001, net loans (gross loans less the allowance for loan losses) totaled $57.1 million, an increase of $17.6 million from June 30, 2000. Average gross loans increased from $36.6 million with a yield of 9.36% in the first six months of 2000 compared to $51.4 million with a yield of 9.27% in 2001. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

Since loans typically provide higher yields than other types of earning assets, one of our goals is for loans to represent the largest category of earning assets. Much progress was made in the effort as loans at June 30, 2001 were 82% of earning assets, versus 78.4% at June 30, 2000.

      The following table shows the composition of the loan portfolio by category at June 30, 2001 and 2000.

                          Composition of Loan Portfolio
                                                 June 30, 2001                           June 30, 2000
                                                               Percent                                Percent
                                            Amount            of Total            Amount              of Total
                                            ------            --------           -------             ---------
Commercial                                    $12,368,546       21.4%            $   7,009,860          17.5%
Real estate - construction                      3,910,412        6.8%                4,159,907          10.4%
Real estate - mortgage                         34,585,350       59.7%               24,079,395          60.1%
Consumer                                        7,026,780       12.1%                4,807,928          12.0%
                                          ---------------      -----             -------------         -----
      Loans, gross                             57,891,088      100.0%               40,057,080         100.0%
                                                               =====                                   =====
Unearned income                                  (100,956)                             (67,615)
Allowance for possible loan losses               (702,693)                            (486,030)
                                          ---------------                        -------------
      Loans, net                          $    57,087,439                        $  39,503,435
                                          ===============                        =============

The principal component of our loan portfolio at June 30, 2001 and 2000 was mortgage loans, which represented 59.7% and 60.1% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of June 30, 2001.


       Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                              June 30, 2001
                                                          After one but           After
                                        One year           Within five            Five
                                         or less              Years               Years               Total
                                        --------          -------------          ---------           -------
Commercial                         $    5,590,398            $   6,638,227      $   139,921       $ 12,368,546
Real estate                             6,630,926               24,284,943        3,669,481         34,585,350
Construction                            2,340,527                1,569,885                -          3,910,412
Consumer                                2,663,218                3,998,646          364,916          7,026,780
                                   --------------            -------------      -----------       ------------
     Total gross loans             $   17,225,069            $  36,491,701      $ 4,174,318       $ 57,891,088
                                   ==============            =============      ===========       ============

Fixed Interest Rate                     7,911,010               35,090,453        3,243,516         46,244,979
Variable Interest Rate                  9,314,059                1,401,248          930,802         11,646,109
                                   --------------            -------------      -----------       ------------
     Total gross loans             $   17,225,069            $  36,491,701      $ 4,174,318       $ 57,891,088
                                   ==============            =============      ===========       ============



The information presented in the above table is based on the contractual maturities of the individual loans, including loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties.

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

At June 30, 2001, the allowance for possible loan losses was $702,693, or 1.22% of outstanding loans, compared to an allowance for possible loan losses of $486,030 or 1.22% of outstanding loans, at June 30, 2000. We increased the allowance for possible loan losses by $216,663 over the June 30, 2000 allowance in order to keep pace with the approximately $17.8 million growth of our loan portfolio during the period. The increase reflects our belief that the size of our loan portfolio is a component of overall risk.

In the first six months of 2001, we had net charge-offs of $51,052. In the same period of 2000, there were $34,580 in net charge offs. We had three non-performing loans in the amount of $271,046 at June 30, 2001, of which two loans totaling $83,903 were guaranteed by the Small Business Administration
(SBA) program. Payoffs for both of these loans were received from the SBA in July 2001. Additionally, the third loan in the amount of $187,143 is in the process of foreclosure sale. Non-performing loans were $39,056 at June 30, 2000.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the six months ended June 30, 2001 and 2000.

                                                Allowance for Loan Losses
                                               Six months ending June 30,
                                             2001                 2000
                                             ----                 ----

Average loans outstanding              $    51,364,735      $    36,554,683
Loans outstanding at period end             57,790,132           39,989,465
Total nonperforming loans                      271,046               39,056

Beginning balance of allowance         $       569,245      $       408,878

Loans charged off                              (51,702)             (34,580)
Total recoveries                                   650                    0
                                       ---------------      ---------------
Net loans charged off                          (51,052)             (34,580)

Provision for loan losses                      184,500              111,732
                                       ---------------      ---------------
Balance at period end                  $       702,693      $       486,030
                                       ===============      ===============

Net charge-offs to average loans                  .10%                 .09%
Allowance as a percent of total loans            1.22%                1.22%
Nonperforming loans as a
     percentage of total loans                    .47%                 .10%
Nonperforming loans as a
     percentage of allowance                    38.57%                8.04%

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

                   Allocation of the Allowance for Loan Losses

                               As of June 31, 2001
                            ------------------------
Residential
     Real estate........     $     419,508      59.7%
     Construction.......            47,783       6.8%
Commercial..............           150,376      21.4%
Consumer................            85,026      12.1%
                                -----------    -----
Total allowance for
     Loan losses........     $     702,693     100.0%


Deposits and Other Interest-Bearing Liabilities

Average total deposits were $58.4 million and average interest-bearing deposits were $50.8 million in the first half of 2001. Average total deposits were $41.5 million and average interest-bearing deposits were $35.2 million in the same period of 2000. The following table sets forth our deposits by category as of June 30, 2001 and June 30, 2000.

                                                Deposits
                                                June 30, 2001                   June 30, 2000
                                                               Percent of                       Percent of
                                                 Amount         Deposits         Amount         Deposits
                                                 ------        ----------        ------         ---------

Demand deposit accounts                   $  11,091,844            16.9%  $   7,439,197            15.5%
NOW accounts                                  2,463,498             3.7%      1,260,919             2.6%
Money market accounts                         9,270,253            14.1%      6,107,185            12.7%
Savings accounts                              3,240,602             4.9%      3,665,125             7.6%
Time deposits less than $100,000             26,234,450            39.9%     18,243,924            37.9%
Time deposits of $100,000 or over            13,498,585            20.5%     11,421,799            23.7%
                                          -------------           -----    ------------           -----
     Total deposits                       $  65,799,232           100.0%   $ 48,138,149           100.0%
                                          =============           =====    ============           =====

Internal growth, resulting primarily from special promotions and increased advertising generated the new deposits.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits were $52.3 million at June 30, 2001 compared to $36.7 million at June 30, 2000. A stable base of deposits is expected to be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 80% at June 30, 2001 and 76% at June 30, 2000. The Company's loan-to-deposit ratio was 87.8% at June 30, 2001 versus 83.1% at June 30, 2000. The average loan-to-deposit ratio was 88.0% during the first six months of 2001 and 88.2% during the same period of 2000.


CAPITAL

Under the capital guidelines of the Office of the Comptroller of the Currency, we are required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized," banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, we must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. At June 30, 2001, our total shareholders' equity was $7.0 million. We were considered to be "well capitalized" at the bank level for regulatory purposes at June 30, 2001, as our Tier 1 capital ratio was 11.9%, our total risk-based capital ratio was 13.1%, and our Tier 1 leverage ratio was 10.6%. The following chart reflects the risk-based regulatory capital ratios of the Bank at June 30, 2001.

                               Analysis of Capital
                                  June 30, 2001
                             (Amounts in thousands)
                                       Required                    Actual               Excess
                                       --------                    ------                ------
                             Amount         %           Amount        %           Amount            %
                             ------         -           ------        -           ------            -
The Bank:
Tier 1 risk-based capital        2,344       4.0%         6,958        11.9%       4,624            7.9%
Total risk-based capital         4,669       8.0%         7,660        13.1%       2,992            5.1%
Tier 1 leverage                  2,639       4.0%         6,958        10.6%       4,319            6.6%


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

Additionally, we are eligible to receive advances from the Federal Home Loan Bank of Atlanta, subject to its approval, and have received and repaid such advances on two occasions in the past two fiscal years. In July 2001, we were approved to participate in the Federal Home Loan Bank Blanket Lien Program where the Bank can borrow up to 75% of its outstanding loan balances on 1 to 4 family residences. We believe that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near term.

We monitor and manage the pricing and maturity of our assets and liabilities in order to lessen the potential impact that interest rate movements could have on our net interest margin. To minimize the effect of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. An imbalance in these pricing opportunities at any point in time constitutes interest rate risk.

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

The interest rate sensitivity position at June 30, 2001 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                          Interest Sensitivity Analysis

                                  June 30, 2001
                                                  After three
                                                      but        After one but
                                  Within three  Within twelve     within five     After five
                                     month          months           Years          years           Total
                                     -----          ------        -----------       -----           -----
Assets
Earning assets:
   Federal funds sold
       & short-term investments    $  2,709,371     $        --    $         --     $        --    $  2,709,371
   Investment securities              1,028,648              --         600,734       5,305,731       6,935,113
   Loans (Net of Unearned)           14,371,285       5,151,732      35,029,254       3,237,861      57,790,132
                                   ------------     -----------    ------------     -----------    ------------
        Total earning assets       $ 18,109,304     $ 5,151,732    $ 35,629,988     $ 8,543,592    $ 67,434,616
                                   ============     ===========    ============     ===========    ============
Liabilities
Interest-bearing liabilities
   Money market and NOW            $ 11,733,751     $        --    $         --     $        --    $ 11,733,751

   Savings deposits                   3,240,602              --              --              --       3,240,602
   Time deposits                      9,591,102      18,202,166      11,428,627         511,140      39,733,035
                                  -------------      ----------    -----------       ----------    ------------
        Total interest-bearing
            liabilities            $ 24,565,455     $18,202,166    $ 11,428,627     $   511,140    $ 54,707,388
                                   ============     ===========    ============     ===========    ============


Period gap                       $  (6,456,151) $  (13,050,434)    $ 24,201,361   $   8,032,452  $   12,727,228
Cumulative gap                   $  (6,456,151) $  (19,506,585)    $  4,694,776   $  12,727,228  $   12,727,228
Ratio of cumulative gap to
        Total earning assets             (9.57)%        (28.93)%           6.96%          18.87%



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

MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Company's articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 735,868 shares, for a total of $7,358,680, were sold in the initial public offering. As of August 13, 2001, there were 1,318,368 shares of common stock outstanding., including 581,000 shares that we sold in connection with an offering that became effective on July 18, 2001. Please see
Item 5 of Part II of this Form 10-QSB for more information.

All of our outstanding shares of Common Stock are entitled to share equally in dividends from funds legally available therefore, when, as and if declared by the Board of Directors. We do not plan to declare any dividends in the immediate future.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be as nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the Board members will expire at each annual meeting of shareholders. The current Class I directors are Raymond E. Cleary, III, Joe N. Jarrett, Jr., Richard E. Lester and Don J. Smith. The current Class II directors are Michael Bert Anderson, Orvis Bartlett Buie, Michael D. Harrington, Rick H. Seagroves, and Walter E. Standish, III. The current Class III directors are Samuel Robert Spann, Jr., B. Larkin Spivey, and James C. Yahnis. The Class III directors were up for reelection at this year's annual meeting held April 18, 2001. Each of the existing Class III directors were reelected at the annual meeting. For Mr. Spann, 480,110 votes were cast in favor of his reelection as director, 4,900 votes were withheld and no votes abstained. For Mr. Spivey, 480,110 votes were cast in favor of his reelection as director, 4,900 votes were withheld and no votes abstained. For Mr. Yahnis, 480,110 votes were cast in favor of his reelection as director, 300 votes were against his reelection as director, 4,900 votes were withheld and no votes abstained. The terms of the Class I directors will expire at the 2002 Annual Shareholders Meeting, and the terms of the Class II directors will expire at the 2003 Annual Shareholders Meeting.

Item 5.  Other Information.

         On July 24, 2001, we issued 520,000 shares of common stock in connection with our offering that we registered on Form S-2 and that became effective on July 18, 2001. We received $5.56 million in gross proceeds in connection with the issuance. On August 13, 2001, we issued 60,000 shares of common stock in exchange for gross proceeds of $652,000 as part of this same offering. We do not expect to issue any additional shares or receive any additional proceeds in connection with this offering.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits - See Exhibit Index attached hereto.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the period ended June 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BEACH FIRST NATIONAL BANCSHARES, INC.


Date:    August 13, 2001            By:      /s/ Walter E. Standish, III
       -----------------------        ------------------------------------------
                                           Walter E. Standish, III
                                              President/Chief Executive Officer

                                           /s/ Stephanie L. Vickers
                                       -----------------------------------------
                                           Stephanie L. Vickers
                                           Chief Financial and Principal
                                              Accounting Officer