Form 10QSB/A
period 2001-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2001-09-04
CIK 949228

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

               1550 Oak Street, Myrtle Beach, South Carolina 29577
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (843) 626-2265
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
                       ----------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

     The undersigned registrant hereby amends Part I. Financial Statements - Consolidated Statements Of Cash Flows in order to correctly state the amounts of cash flows for the six months ended June 30, 2001. The line item for "Purchase of premises and equipment" was incorrectly stated in the original report for the quarter ended June 30, 2001 on Form 10-QSB.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.


              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                      June 30,
                                                                               2001                 2000
                                                                               ----                 ----

OPERATING ACTIVITIES
   Net income                                                             $       165,344        $        78,988
   Adjustments to reconcile net income to net cash provided by operating activities:
        Deferred income taxes                                                           -                 42,198
        Provisions for loan losses                                                133,448                 77,152
        Depreciation and amortization                                              84,524                 92,294
        Writedown on real estate acquired in settlement of loans                        -                 15,000
        Loss on sale of investment securities                                       7,749                  6,104
        Increase (decrease) in other assets                                        31,655               (316,324)
        Increase (decrease) in other liabilities                                  113,065                263,049
                                                                             ------------            -----------
           Net cash provided by operating activities                              535,785                258,461
                                                                             ------------            -----------

INVESTING ACTIVITIES
   Purchase of investment securities                                                    -               (209,313)
   Proceeds from sale or call of investment securities                          1,305,814                717,973
   Decrease (increase) in Federal funds sold & short term investments           4,209,629             (2,420,111)
   Increase in loans, net                                                     (12,167,977)            (7,451,473)
   Purchase of premises and equipment                                            (963,063)               (71,578)
   Proceeds from sale of ORE                                                            -                 84,820
                                                                             ------------            -----------
        Net cash used in investing activities                                  (7,615,597)            (9,349,682)
                                                                             ------------            -----------

FINANCING ACTIVITIES
   Decrease in Federal funds purchased                                                  -             (2,820,000)
   Net increase in deposits                                                     9,072,721             11,302,129
                                                                             ------------            -----------
          Net cash provided by financing activities                             9,072,721              8,482,129
                                                                             ------------            -----------

          Net increase (decrease) in cash and cash equivalents                  1,992,909               (609,092)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                              $     1,359,158        $     2,516,526
                                                                             ============            ===========

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                 $     3,352,067        $     1,907,434
                                                                             ============            ===========
CASH PAID FOR
   Income taxes                                                           $        24,299        $         3,770
                                                                             ============            ===========
   Interest                                                               $     1,419,481        $       978,929
                                                                             ============            ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 BEACH FIRST NATIONAL BANCSHARES, INC.


Date:    August 31, 2001         By:      /s/ Walter E. Standish, III
       -----------------------       -------------------------------------------
                                              Walter E. Standish, III
                                              President/Chief Executive Officer

                                          /s/ Richard Burch
                                      ------------------------------------------
                                              Richard Burch
                                              Chief Financial and Principal
                                                 Accounting Officer