Form 10QSB
period 2001-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2001-11-13
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 2001
                                          ------------------

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

                                 Not Applicable
                         ------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

    On November 5, 2001, 1,318,368 shares of the issuer's common stock, par value $1.00 per share were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.


              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                           Consolidated Balance Sheets

                                                                        September 30,               December 31,
                                                                     2001           2000               2000
                                                                     ----           -----              ----
                                                               (unaudited)         (unaudited)       (audited)

          ASSETS
Cash and due from banks                                     $     1,920,025    $      1,560,665   $      1,359,158
Federal funds sold and short term investments                     9,842,819           9,291,503          6,919,000
Investment securities available for sale                          6,530,987           8,440,763          8,186,033
Loans, net                                                       60,317,784          40,473,581         45,052,910
Premises and equipment, net                                       2,503,571           1,414,720          1,546,447
Other assets                                                        662,693             694,565            706,468
                                                            ---------------    ----------------   ----------------
      Total assets                                          $    81,777,879    $     61,875,797   $     63,770,016
                                                            ===============    ================   ================

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                             $    11,356,230    $     7,502,870    $     5,525,253
   Interest bearing deposits                                     56,956,418         47,500,753         51,201,258
                                                            ---------------    ---------------    ---------------
     Total deposits                                              68,312,648         55,003,623         56,726,511
Other liabilities                                                   433,490            351,221            314,835
                                                            ---------------    ---------------    ---------------
     Total liabilities                                           68,746,139         55,354,844         57,041,346
                                                            ---------------    ---------------    ---------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   authorized; 1,318,368 shares issued and outstanding            1,318,368            735,868            737,368
Paid-in capital                                                  11,814,253          6,476,481          6,489,981
Accumulated retained deficit                                       (187,453)          (515,991)          (457,176)
Accumulated other comprehensive income (loss)                        86,572           (175,405)           (41,503)
                                                            ---------------    ----------------   ----------------
     Total shareholders' equity                                  13,031,740          6,520,953          6,728,670
                                                            ---------------    ---------------    ---------------
      Total liabilities and shareholders' equity            $    81,777,879    $    61,875,797    $    63,770,016
                                                            ===============    ===============    ===============



         The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina


                      Consolidated Statements of Operations
                                   (Unaudited)
                                                           Nine Months Ended                 Three Months Ended
                                                             September 30,                      September 30,
                                                             -------------                      -------------
                                                         2001             2000             2001              2000
                                                         ----             ----             ----              ----

INTEREST INCOME
   Interest and fees on loans                       $  3,709,434    $   2,679,675     $   1,347,536    $     972,861
   Investment securities                                 420,438          448,487           167,339          143,796
   Federal funds sold and short term investments         135,271          175,042            27,727          141,545
                                                    ------------    -------------     -------------    -------------
          Total interest income                        4,265,143        3,303,204         1,542,602        1,258,202

INTEREST EXPENSE
   Deposits                                            2,112,111        1,651,373          695,603           685,615
   Other borrowings                                       13,140           53,406            2,843
                                                    ------------    -------------     ------------     -------------
          Total interest expense                       2,125,251        1,704,779          698,446           685,615

          Net interest income                          2,139,892        1,598,425          844,156           572,587

PROVISION FOR POSSIBLE LOAN
   LOSSES                                                356,000          163,107          171,500            51,375
                                                    ------------    -------------     ------------     -------------
          Net interest income after provision
             for possible loan losses                  1,783,892        1,435,318          672,656           521,212
                                                    ------------    -------------     ------------     -------------

NONINTEREST INCOME
   Service fees on deposit accounts                      215,605          184,775           65,388            66,430
   Loss on sale of investment securities                  (9,746)          (6,825)          (1,996)             (721)
   Other income                                           62,062           30,692           34,927            11,947
                                                    ------------    -------------     ------------     -------------
         Total noninterest income                        267,921          208,642           98,319            77,656
                                                    ------------    -------------     ------------     -------------

NONINTEREST EXPENSES
   Salaries and wages                                    856,760          680,696          316,228           225,458
   Employee benefits                                      82,433           65,559           28,575            24,439
   Supplies and printing                                  56,312           35,886           28,396            13,212
   Advertising and public relations                       48,508           48,507           14,183            15,345
   Professional fees                                      57,038           99,791           31,071            34,860
   Depreciation and amortization                         156,043          127,472           71,519            35,178
   Occupancy                                              70,769           37,243           34,931            13,378
   Data processing fees                                  115,271           70,742           42,573            25,057
   Other operating expenses                              255,672          204,952          109,095            64,455
                                                    ------------    -------------     ------------     -------------
          Total noninterest expenses                   1,698,806        1,370,848          676,571           451,382
                                                    ------------    -------------     ------------     -------------

          Income before income taxes                     353,007          273,112           94,404           147,486

INCOME TAX EXPENSE                                        83,285          101,205           (9,974)           54,567
                                                    ------------    -------------     -------------    -------------
          Net income                                $    269,722    $     171,907     $    104,378     $      92,919
                                                    ============    =============     ============     =============

BASIC NET INCOME PER COMMON SHARE                   $        .20    $         .23     $        .08     $         .13
                                                    ============    =============     ============     =============
DILUTED NET INCOME PER COMMON SHARE                 $        .19    $         .21     $        .07     $         .11
                                                    ============    =============     ============     =============


         The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc. and Subsidiary

           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)                                                             Accumulated
                                                                                                             Other          Total
                                                          Common stock         Paid-in         Retained  Comprehensive Shareholders'
                                                      Shares        Amount     Capital          Deficit       Loss          Equity
                                                      ------        ------     -------          -------       ----          ------
BALANCE, DECEMBER 31, 1999                           735,868      $735,868  $   6,476,481   $  (687,898)    $(211,138)  $  6,313,313
   Net income                                             --            --             --       171,907            --        171,907

   Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities          --            --             --            --        31,433         31,433
        Less reclassification adjustments for losses
            included in net loss                                                                                4,300          4,300
                                                                                                                        ------------
   Comprehensive Income                                   --            --             --                                    207,640
                                                   ---------    ----------  -------------   -----------     ---------    -----------
BALANCE, SEPTEMBER 30, 2000                          735,868    $  735,868  $   6,476,481   $  (515,991)    $(175,405)  $  6,520,953
                                                   =========    ==========  =============   ============    =========    ===========



                                                                                                        Accumulated
                                                                                                           Other         Total
                                                          Common stock           Paid-in    Retained   Comprehensive Shareholders'
                                                      Shares        Amount       Capital     Deficit        Loss         Equity
                                                      ------        ------       -------     -------        ----         ------

BALANCE, DECEMBER 31, 2000                            737,368   $  737,368  $   6,489,981   $  (457,175)    $(41,504)  $  6,728,670
   Net income                                             --            --             --       269,722           --        269,722
   Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities          --            --             --            --      134,508        134,508
        Less reclassification adjustments for losses
            included in net income                        --            --             --            --       (6,432)        (6,432)
                                                                                                                       ------------
    Comprehensive Income                                                                                                    397,798
    Issuance of Common Stock
          less offering expenses of $258,824         581,000    $  581,000  $   5,324,272                                 5,905,272
                                                   ---------     ---------   ------------   -----------     --------   ------------
                                                                                                                          6,303,070
BALANCE, SEPTEMBER 30, 2001                        1,318,368    $1,318,368  $  11,814,253   $  (187,453)    $ 86,572   $ 13,031,740
                                                   =========    ==========  =============   ============    ========   ============


         The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina


                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                       Nine Months Ended
                                                                                       September 30,
                                                                                  2001               2000
                                                                                  ----               ----


OPERATING ACTIVITIES
   Net income                                                               $     269,722      $     171,907
   Adjustments to reconcile net income to
        net cash provided by operating activities:
        Deferred income taxes                                                                         97,552
        Provisions for loan losses                                                356,000            124,234
        Depreciation and amortization                                             156,043            127,472
        Writedown on real estate acquired in settlement of loans                                      15,000
        Loss on sale of investment securities                                       9,746              6,825
        Increase (decrease) in other assets                                      (287,109)          (144,044)
        Increase (decrease) in other liabilities                                  398,310            165,159
                                                                            -------------      -------------
           Net cash provided by operating activities                              902,712            564,105
                                                                            -------------      -------------

INVESTING ACTIVITIES
   Purchase of investment securities                                                                (209,313)
   Proceeds from sale or call of investment securities                          1,824,606          1,099,704
   Decrease (increase) in Federal funds sold & short term investments          (2,923,819)        (9,291,503)
   Increase in loans, net                                                     (15,620,874)        (8,468,701)
   Purchase of premises and equipment                                          (1,113,167)           (82,576)
   Proceeds from sale of ORE                                                                          84,820
                                                                            -------------      -------------
        Net cash used in investing activities                                 (17,833,254)       (16,867,569)
                                                                            --------------     -------------

FINANCING ACTIVITIES
   (Decrease) increase in Federal funds purchased & borrowings                                    (2,820,000)
   Sale of Stock                                                                5,905,272
   Net increase in deposits                                                    11,586,137         18,167,603
                                                                            -------------      -------------
          Net cash provided by financing activities                            17,491,409         15,347,603
                                                                            -------------      -------------

          Net increase (decrease) in cash and cash equivalents                    560,867           (955,861)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                $   1,359,158      $   2,516,526
                                                                            -------------      -------------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                   $   1,920,025      $   1,560,665
                                                                            =============      =============


CASH PAID FOR
   Income taxes                                                             $       8,410      $       4,250
                                                                            -------------      -------------
   Interest                                                                 $   2,152,613      $   1,656,243
                                                                            -------------      -------------

         The accompanying notes are an integral part of these consolidated financial statements.

                      Beach First National Bancshares, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements for Beach First National Bancshares,Inc. ("Company") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2000.

2.       Principles of Consolidation

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Beach First National Bank. All significant inter-company items and transactions have been eliminated in consolidation.

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

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                             For the Nine Months Ended
                                                September 30, 2001
                                                                           Shares              Per Share
                                                      Income
                                                   (Numerator)          (Denominator)           Amount
                                                  ---------------     ------------------    ----------------
         Basic EPS                                $      269,722           1,318,368        $       0.20
         Effect of Diluted Securities:
             Stock options                                    --              73,406                (.01)
                                                    ------------          ----------        ------------
         Diluted EPS                              $      269,722           1,391,774        $       0.19


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion contains forward-looking statements that involve risks and uncertainties. "Forward-looking statements" relate to items including, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The company's actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form S-2 (Registration Number 333-57120) as filed with the Securities and Exchange Commission.

         The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

Results of Operations
EARNINGS REVIEW

         Our net income was $269,722, or $.20 per basic common share, for the nine months ended September 30, 2001 as compared to a net income of $171,907, or $.23 per basic common share, for the nine months ended September 30, 2000. For the three months ended September 30, 2001, our net income was $104,378, or $.08 per basic common share, compared to net income of $92,919, or $.13 per basic common share, for the same period of 2000. The improvement in net income reflects our bank's continued growth, with average earning assets increasing to $76.7 million during the first nine months of 2001 from $58.8 million during the same period of 2000. These figures represent a 56.9% increase in net income and a 53.8% increase in earnings per share.

         During the first nine months of 2001, net interest income increased to $2,139,892 from $1,598,425 in the same period of 2000. The growth in net interest income resulted from an increase of $961,939 in interest income, partially offset by an increase in interest expense of $420,472. For the three months ended September 30, 2001, net interest income increased to $844,156 from $572,587 during the same period of 2000. The net interest spread was 3.12% in the first nine months of 2001 compared to 3.05% during the same period of 2000. The net interest margin was 4.26% for the nine month period ended September 30, 2001 compared to 4.23% for the same period of 2000.

         The provision for loan losses was $356,000 for the nine month period and $171,500 for the three month period ended September 30, 2001, compared to $163,107 and $51,375 for the nine month and three month periods ended September 30, 2000. Our allowance for loan losses as a percentage of our period end loans was 1.25% and 1.30% at September 30, 2001 and 2000, respectively. Net charge-offs totaled $164,091 for the first nine months of 2001. In the same period of 2000, there were $38,873 in net charge offs. We had three loans totaling $151,170 in non-performing loans at September 30, 2001 and a loan totaling $39,056 at September 30, 2000.

         Noninterest income for the nine month period ended September 30, 2001 was $267,921, compared to $208,642 in the same period of 2000. This increase primarily resulted from the 24.2% increase in deposits from September 30, 2000 to September 30, 2001. For the three month periods ended September 30, 2000 and 1999, noninterest income was $98,319 and $77,656, respectively.

         Noninterest expense was $1,698,806 for the nine month period ended September 30, 2001, which was an increase of $327,958 over the same period of 2000. For the three months ended September 30, noninterest expense was $676,571 in 2001 and $451,382 in 2000. These increases in noninterest expense primarily reflect increases in salaries, benefits, data processing fees, and other expenses related to the growth of the bank with the largest impact coming from the opening of our first branch office in Surfside Beach, SC in June 2001. Additionally, we realized a tax valuation allowance during this reporting period that reduced our tax liability.

Net Interest Income

         The primary source of revenue is net interest income, which is the difference between income on interest-bearing assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on our interest-earning assets and the rates paid on our interest-bearing liabilities as well as the relative amounts of interest-bearing assets and interest-bearing liabilities. Presented below are various components of assets and liabilities, interest income and expense, and yields/costs for the periods indicated.

                Average Balances, Income and Expenses, and Rates
                                        For the nine months ended                   For the nine months ended
                                            September 30, 2001                          September 30, 2000
                                            ------------------                          ------------------

                                    Average         Income/      Yield/        Average         Income/       Yield/
                                    Balance         Expense       Rate         Balance         Expense        Rate
                                    -------         -------       ----         -------         -------        ----

Federal funds sold & short     $    5,842,552    $    135,271       3.10%  $    3,492,419  $    175,042         6.68%
    term investments
Investment securities               9,302,211         420,438       6.04%       8,894,087       448,487         6.72%
Loans                              54,145,709       3,709,434       9.16%      37,940,301     2,679,675         9.41%
                               --------------    ------------  ----------  --------------  ------------    ----------
     Total earning assets      $   69,290,472    $  4,265,143       8.23%  $   50,326,807  $  3,303,204         8.74%
                               ==============    ============  ==========  ==============  ============    ==========

Interest-bearing deposits      $   52,652,788      $2,112,111       5.36%  $   38,685,561  $  1,651,373         5.69%
Other borrowings                      291,366          13,140       6.03%       1,193,029        53,406         5.96%
                               --------------    ------------  ----------  --------------  ------------    ----------
     Total interest-bearing
            liabilities        $   52,944,154    $  2,125,251       5.37%  $   39,878,590  $  1,704,779         5.69%
                               ==============    ============  ==========  ==============  ============    ==========

Net interest spread                                                 2.86%                                       3.05%
Net interest income/margin                       $  2,139,892       4.13%                  $  1,598,425         4.23%
                                                 ============  ==========                  ============    ==========

         As reflected above, for the first nine months of 2001 the average yield on earning assets amounted to 8.23%, while the average cost of interest-bearing liabilities was 5.37%. For the same period of 2000, the average yield on earning assets was 8.74% and the average cost of interest-bearing liabilities was 5.69%. The decrease in the yield on earning assets is attributable to lower rates earned on federal funds sold and adjustable rate loans due to the declining interest rate environment.

         The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine month period ended September 30, 2001 was 4.13% and for the same period of 2000 was 4.23%. This slight decline in the net interest margin was the result of lowering interest rates during this reporting period. A contributing factor in the deposits is the beginning runoff or repricing of higher priced certificates of deposits that were part of a marketing campaign during this time last year.

         The following table presents the changes in our net interest income as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities. The change in net interest income is due to increases in the volume of both loans and deposits and in changes in average rates.

                                     Analysis of Changes in Net Interest Income
                                                          Nine months ended September 30, 2001 versus 2000
                                                 --------------------------------------------------------------------
                                                           Volume                  Rate             Net change

Federal funds sold & short term investments         $       54,412             $   (94,183)       $   (39,771)

Investment securities                                      (95,937)                 67,888            (28,049)
Loans                                                    1,110,206                 (80,447)         1,029,759
                                                    --------------             ------------       -----------
     Total earning assets                                1,068,681                (106,742)           961,939
                                                    --------------             ------------       -----------

Interest-bearing deposits                                  560,281                 (99,543)           460,738
Other borrowings                                           (40,663)                    397            (40,266)
                                                    ---------------            -----------        ------------
     Total interest-bearing liabilities                    519,618                 (99,146)           420,472
                                                    --------------             ------------       -----------

Net interest income                                 $      549,063             $    (7,596)       $   541,467
                                                    ==============             ============       ===========


Provision for Loan Losses

         To keep pace with the loan portfolio, the provision for loan losses was $356,000 for the first nine months of 2001 and $163,107 for the same period of 2000. For the three month period ending September 30, 2001 and 2000, the provision was $171,500 and $51,375 respectively. The increases were the result of our management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Our management anticipates loan growth will continue to be strong in 2001 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

Noninterest Income

         Noninterest income increased to $267,921 in the first nine months of 2001 from $208,642 in the same period of 2000. For the three months ended September 30, 2001, noninterest income was $98,319 in 2001 and $77,656 in 2000. Service fees on deposit accounts, the largest component of noninterest income, increased from $184,775 for the first nine months of 2000 to $215,605 during the same period of 2001. The category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of our customers. The net loss on the sale of investment securities increased slightly to $(9,746) from $(6,825) for the nine month period ended September 30, 2001 and 2000, respectively.

Noninterest Expense

         Total noninterest expense increased from $1,370,848 for the nine months ended September 30, 2000 to $1,698,806 in the same period of 2001, and from $451,382 for the three months ended September 30, 2000 to $676,571 in the same period of 2001. The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of the assets of our company to $82.1 million at September 30, 2001 from $61.9 million at September 30, 2000 and the opening of our first branch office in June 2001. Salaries and wages expense increased by $176,064 during the nine months ended September 30, 2001 and $90,770 during the three months ended September 30, 2001 compared to the same periods in 2000. Employee benefits increased by $16,874 and $4,136 during these same periods. These increases are primarily the result of hiring more employees to support the growth of our assets, including the opening of a new branch office in June 2001 to expand our presence into the southern part of our market.

         Occupancy expense increased by $33,526, printing and supplies increased by $20,426 and depreciation and amortization expense increased $28,571 as a result of opening our first branch office. Professional fees decreased $42,753 due to an accrual reversal in legal fees attributed to the final settlement of pending legal action relating to check kiting scheme.

         For the nine month period ended September 30, 2001, data processing expense increased to $115,271 from $70,742 during the same period of 2000. During the three month period ended September 30, data processing expense increased to $42,573 in 2001 from $25,057 in 2000. Data processing fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity. The category of other expenses increased to $255,672 for the first nine months of 2001 compared to $204,952 for the same period of 2000, a $50,720 increase, and increased to $109,095 during the three month period ended September 30, 2001 from $64,455 in the same period of 2000. This increase was due to the start up operating expenses associated with opening the Surfside branch office, and $15,158 in fraud losses.

BALANCE SHEET REVIEW

Investment Securities

         Total securities averaged $7.2 million in the first nine months of 2001 and totaled $6.5 million at September 30, 2001. In the same period of 2000, total securities averaged $8.9 million and totaled $8.4 million at September 30, 2000. At September 30, 2001, our total investment securities portfolio had a book value of $6,398,919 and a market value of $6,530,987 for an unrealized net gain of $132,068. We primarily invest in U.S. Government Agency Mortgage- backed securities.

         Contractual maturities and yields on our investment securities (all available for sale) at September 30, 2001 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

             Investment Securities Maturity Distribution and Yields
                               September 30, 2001

                                                     After one but          After five but
                            Within one year        Within five years       Within ten years        After ten years
                            ---------------        -----------------       ----------------        ---------------
                           Amount      Yield       Amount       Yield      Amount      Yield      Amount       Yield
                           ------      -----       ------       -----      ------      -----      ------       -----
U.S. Treasury             $     --        --%   $        --         --%  $       --        --%  $        --         --%
U.S. Govt Agencies              --        --             --         --      199,428      8.01%           --         --
Mortgage-backed                 --        --             --         --           --        --     5,890,691       5.84%
Other                           --        --             --         --           --        --       308,800       6.56%
                          --------              -----------   --------    ---------  --------  ------------   ---------
         Total            $     --      0.00%   $        --        0.00%    199,428      8.01%  $ 6,199,491       6.20%
                          ========      =====   ===========   ==========  =========   =======   ===========   =========

         At September 30, 2001, short-term investments totaled $9,842,819 compared to $9,291,503 as of September 30, 2000. These funds are one source of our bank's liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Loans

         At September 30, 2001, net loans (gross loans less unearned fees and the allowance for loan losses) totaled $60.3 million, an increase of $19.8 million from September 30, 2000. Average gross loans increased from $37.9 million with a yield of 9.41% in the first nine months of 2000 to $54.1 million with a yield of 9.16% in 2001. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

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

        The following table shows the composition of the loan portfolio by category at September 30, 2001 and 2000.

                                           Composition of Loan Portfolio
                                               September 30, 2001                 September 30, 2000

                                                               Percent                           Percent
                                            Amount            of Total       Amount              of Total
                                            ------            --------       ------              --------

Commercial                           $    12,580,834           20.6%    $     7,538,440           18.3%
Real estate - construction                 2,596,684            4.2%          3,569,270            8.7%
Real estate - mortgage                    39,049,265           63.8%         25,068,324           61.1%
Consumer                                   6,952,868           11.4%          4,909,315           11.9%
                                     ---------------          ------    ---------------          ------
      Loans, gross                        61,179,651          100.0%         41,085,349          100.0%
                                     ===============          ======      =============          ======
Unearned income                             (100,713)                           (78,656)
Allowance for possible loan losses          (761,154)                          (533,112)
                                     ----------------                   ----------------
      Loans, net                     $    60,317,784                    $    40,473,581
                                     ===============                    ===============


         The principal component of our loan portfolio at September 30, 2001 and 2000 was mortgage loans, which represented 63.8% and 61.1% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Our management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio as of September 30, 2001.


       Loan Maturity Schedule and Sensitivity to Changes in Interest Rates


                                                September 30, 2001
                                                          After one but           After
                                        One year           Within five            Five
                                         Or less              Years               Years               Total
                                       -----------        --------------      -----------         --------------
Commercial                         $     5,421,587     $     6,985,337     $       575,674     $       12,982,598
Real estate                              7,679,238          25,782,464           3,860,770             37,322,472
Construction                             2,303,301           1,771,782                   0              4,075,083
Consumer                                 2,358,665           4,128,096             312,737              6,799,498
                                   ---------------     ---------------     ---------------     ------------------
     Total gross loans             $    17,762,791     $    38,667,679     $     4,749,181     $       61,179,651
                                   ===============     ===============     ===============     ==================
Fixed Interest Rate                      9,763,220          36,521,796           4,182,334             50,467,350
Variable Interest Rate                   7,999,571           2,145,883             566,847             10,712,301
                                   ---------------     ---------------     ---------------     ------------------
     Total gross loans             $    17,762,791     $    38,667,679     $     4,749,181     $       61,179,651
                                   ===============     ===============     ===============     ==================


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

Allowance for Possible Loan Losses

         There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, we have developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. We maintain an allowance for possible loan losses which we establish through charges in the form of a provision for loan losses. We charge loan losses and credit recoveries directly to this allowance.

         We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of operations. We evaluate the allowance for loan losses on an overall portfolio basis, as well as allocating the allowance to loan categories. We consider a number of factors in determining the level of this allowance, including our total amount of outstanding loans, our amount of past due loans, our historic loan loss experience, general economic conditions, and our assessment of potential losses, classified and criticized loans, concentrations of credit and internal credit risk ratings. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

         At September 30, 2001, the allowance for possible loan losses was $761,154, or 1.25% of outstanding loans, compared to an allowance for possible loan losses of $533,112 or 1.30% of outstanding loans, at September 30, 2000. In the first nine months of 2001, the bank had net charge-offs of $164,091. In the same period of 2000, there were $38,873 in net charge-offs. We had three non-performing loans totaling $151,170 at September 30, 2001 and $39,056 non-performing loans as September 30, 2000. While there can be no assurances, we currently do not expect to incur any losses relating to these non-performing loans.


                                         Allowance for Loan Losses
                                                                     Nine months ending September 30,
                                                                         2001                 2000
                                                                         ----                 ----

Average loans outstanding                                          $    54,146,709      $    37,940,301
Loans outstanding at period end                                         61,179,651           41,085,349
Total nonperforming loans                                                  151,170               39,056

Beginning balance of allowance                                     $       569,245      $       408,878

Loans charged off                                                         (166,634)             (38,873)
Total recoveries                                                             2,543                    0
                                                                   ---------------      ---------------
Net loans charged off                                                     (164,091)             (38,873)

Provision for loan losses                                                  356,000              163,107
                                                                   ---------------      ---------------
Balance at period end                                              $       761,154      $       533,112
                                                                   ===============      ===============

Net charge-offs to average loans                                              .30%                 .10%
Allowance as a percent of total loans                                        1.25%                1.30%
Nonperforming loans as a
     percentage of total loans                                                .25%                 .10%
Non performing loans as a
     percentage of allowance                                                19.86%                7.33%


Deposits and Other Interest-Bearing Liabilities

         Average total deposits were $61.6 million and average interest-bearing deposits were $52.6 million in the first nine months of 2001. Average total deposits were $45.7 million and average interest-bearing deposits were $38.7 million in the same period of 2000. The following table sets forth our deposits by category as of September 30, 2001 and September 30, 2000.

                                                Deposits
                                               September 30, 2001              September 30, 2000
                                                            Percent of                      Percent of
                                              Amount         Deposits         Amount         Deposits
                                            ---------      -----------       ---------      -----------

Demand deposit accounts                  $   11,356,231          16.6%   $    7,502,870          13.6%
Interest bearing checking accounts            3,964,473           5.8%        1,738,915           3.2%
Money market accounts                        14,735,106          21.6%        7,376,434          13.4%
Savings accounts                              3,390,196           5.0%        3,517,560           6.4%
Time deposits less than $100,000             24,146,463          35.3%       22,154,574          40.3%
Time deposits of $100,000 or over            10,720,179          15.7%       12,713,270          23.1%
                                         --------------    -----------   --------------    -----------
     Total deposits                      $   68,312,648         100.0%   $   55,003,623         100.0%
                                         ==============    ===========   ==============    ===========


Internal growth, resulting primarily from special promotions and increased advertising, generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $60.7 million at September 30, 2001 compared to $42.3 million at September 30, 2000. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 84% at September 30, 2001 and 77% at September 30, 2000. Our loan-to-deposit ratio was 89.4% at September 30, 2001 versus 74.6% at September 30, 2000. The average loan-to-deposit ratio was 86.7% during the first nine months of 2001 and 83.0% during the same period of 2000.

CAPITAL

         We are subject to various regulatory capital requirements administered by our federal bank regulators. As long as we have less than $150 million in total assets, our capital levels are measured for regulatory purposes only at the bank level, not at the holding company level. Under the capital guidelines of the Office of the Comptroller of the Currency, the bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized," banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the bank at September 30, 2001.

                                               Analysis of Capital
                                                September 30, 2001
                                              (Amounts in thousands)
                             Required Actual Excess
                                   Amount     %        Amount      %         Amount       %
                                   ------     -        ------      -          ------      -

The Bank:
Tier 1 risk-based capital       2,529       4.0%       10,116      15.9%       7,587    11.9%
Total risk-based capital        5,059       8.0%       10,877      17.2%       5,818     9.2%
Tier 1 leverage                 3,201       4.0%       10,116      12.7%       6,915     8.6%

         On July 24, 2001, we issued 520,000 shares of common stock in connection with our underwritten public offering registered with the SEC on Form S-2. We received $5.56 million in gross proceeds in connection with the issuance. On August 13, 2001, we issued an additional 61,000 shares of common stock for gross proceeds of $652,000 in connection with the exercise of the overallotment option for this offering. Taking into account these proceeds, we believe that we have sufficient capital to fund our current activities on an on-going basis.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         Primary sources of liquidity for our core are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $3,500,000.

         Additionally, we are eligible to receive advances from the Federal Home Loan Bank of Atlanta, subject to its approval, and have received and repaid such advances on two occasions in the past two fiscal years. In July 2001, we were approved to participate in the Federal Home Loan Bank Blanket Lien Program where the Bank can borrow up to 75% of its outstanding loan balances on 1 to 4 family residences. Taking into account the $5.9 million in net proceeds we raised in our underwritten public offering, we believe that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near term.

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

         The interest rate sensitivity position at September 30, 2001 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                         Interest Sensitivity Analysis
                                               September 30, 2001


                                                After three but    After one but
                                  Within three   Within twelve     within five     After five
                                     month           months           Years           years           Total
                                  ------------- ---------------   --------------  ------------     ---------

Assets
Earning assets:
   Federal funds sold
       & short term investments      9,644,819  $       198,000   $           -- $           --  $  9,842,819
   Investment securities               868,358          217,990          819,145      4,625,495     6,530,988
   Loans                            12,689,708        7,752,104       36,461,680      4,175,445    61,078,937
                                 -------------  ---------------   -------------- --------------  ------------
        Total earning assets     $  23,202,885  $     8,168,094   $   37,280,825 $    8,800,940  $ 77,452,744
                                 =============  ===============   ============== ==============  ============

Liabilities
Interest-bearing liabilities
   Money market and NOW          $  20,875,571  $            --   $           -- $           --  $ 20,875,571
   Savings deposits                  3,390,196               --               --             --     3,390,196
   Time deposits                     8,143,997       17,457,151        8,621,746        643,747    34,866,641
                                 -------------  ---------------   -------------- --------------  ------------
        Total interest-bearing
            liabilities          $  32,409,764  $    17,457,151   $    8,621,746 $      643,747  $ 59,132,408
                                 =============   ===============   ============== ==============  ============

Period gap                       $  (9,206,879) $    (9,289,057)  $   28,659,079 $    8,157,193  $ 18,320,336
Cumulative gap                   $  (9,206,879) $   (18,495,936)  $   10,163,143 $   18,320,336  $ 18,320,336
Ratio of cumulative gap
to Total earning assets                 (11.89)%         (23.88)%          13.12%         23.65%


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

                     MARKET FOR THE COMPANY'S COMMON EQUITY
                         AND RELATED SHAREHOLDER MATTERS

Our Company's articles of incorporation authorize us to issue up to 10,000,000 shares of common stock. We issued 735,868 shares in our initial public offering in 1996, and an additional 581,000 shares in our second public offering that became effective on July 18, 2001. As of August 13, 2001, we had 1,318,368 shares of common stock outstanding. Please see Item 5 of Part II of this Form 10-QSB for more information.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

On July 24, 2001, we issued 520,000 shares of common stock in connection with our underwritten public offering registered with the SEC on Form S-2. We received $5.56 million in gross proceeds in connection with the issuance. On August 13, 2001, we issued an additional 61,000 shares of common stock for gross proceeds of $652,000 in connection with the exercise of the overallotment option for this offering. Our net proceeds after offering expenses and underwriter's discount were approximately $5.9 million.

On August 15, 2001 Leigh Meese was appointed as a director.
Richard N. Burch was appointed as Chief Financial Officer.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits - See Exhibit Index attached hereto.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the period ended September 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BEACH FIRST NATIONAL BANCSHARES, INC.


Date:    November 5, 2001
                                     By:      /s/ Walter E. Standish, III
                                              ----------------------------------
                                              Walter E. Standish, III
                                              President


                                     By:      /s/ Richard N. Burch
                                              ----------------------------------
                                              Richard N. Burch
                                              Chief Financial and Principal
                                                 Accounting Officer