Form 10KSB
period 2001-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2002-03-06
CIK 949228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001 or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___ to

                          Commission file no. 000-22503

                      BEACH FIRST NATIONAL BANCSHARES, INC.
      -------------------------------------------------------------------
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

                                 (843) 626-2265
                    ----------------------------------------
                 Issuer's Telephone Number, Including Area Code

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), computed by reference to the closing price of our common stock as reported on the OTC Electronic Bulletin Board on February 18, 2002, was approximately $11,136,753. There is not an active trading market for the common stock and it is not possible to identify precisely the market value of the common stock.

         The number of shares outstanding of the Registrant's common stock, $1.00 par value was 1,318,368 at March 1, 2002.

         Transitional Small Business Disclosure Format. (Check one): Yes   No X
                                                                        --    --

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document                                    Location in Form 10 KSB
Portions of Proxy Statement dated March 1, 2002
for the Annual Meeting of Shareholders to be held
on April 17, 2002                                               Part III

================================================================================

Part 1
Item 1.  Business

General Overview

         We conduct a general commercial and retail banking business, emphasizing the needs of individual and small- to medium-sized businesses. We operate our banking business through our bank, Beach First National Bank. Our main office is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. In June 2001, we opened our first branch office, which is located at the northwest corner of the intersection of S.C. Highway 544 and U.S. Highway 17 in Surfside Beach. We primarily serve Myrtle Beach, South Carolina and the surrounding area.

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

Operating and Growth Strategy

         Our goals are to be the leading community bank in Myrtle Beach and, ultimately, on the Grand Strand. We intend to achieve these goals by locating new branches in growing communities in our market area, increasing asset size through internal growth, providing personalized service with a community focus, hiring and retaining high caliber and motivated employees, maintaining high asset quality, and offering our customers a variety of competitive products and services. These goals are intended to build long-term shareholder value.

       o Internal Growth and Branch Expansion. We have grown since opening in 1996 and we have grown more rapidly since Mr. Standish became our bank's chief executive officer in March 2000. In June 2001, we opened our first branch office. This branch is located at the northwest corner of the intersection of S. C. Highway 544 and U.S. Highway 17 in Surfside Beach, which is just south of Myrtle Beach. We also intend to establish a residential mortgage lending business. Our target market includes individuals, including retirees and other new residents, small businesses, and current customers of regional, super-regional, and large national bank holding companies.

       o Personalized Service. We continue to focus on acquiring market share by emphasizing our local management and decision-making and personal services. We strive to provide high service levels and maintain strong customer relationships. We seek customers who prefer to conduct business with a locally owned and managed institution that demonstrates an active interest in their business and personal financial affairs.

       o Community Focus. We approach banking with a community focus. We have located our existing office, and plan to locate our branch offices, in visible locations located near rapidly growing residential or commercial areas in and around Myrtle Beach. In locating our new branches, we will consider such factors as traffic flow, proximity to business locations, proximity to growing residential areas, and other factors that we believe would favor deposit growth.

       o Motivated Employees. We believe that the key to our success lies with our employees, because it is through the employees that we are able to provide Grand Strand banking customers with the high level of service and attention that they expect and deserve. To this end, we hire high caliber banking professionals who are committed to providing a superior level of banking service. By selecting only qualified and committed employees, we believe we can provide an unsurpassed level of customer service and satisfaction. Each employee focuses on the individual needs of our customers and strives to deliver the specific products and services that will best help these customers achieve their financial goals.

       o High Asset Quality. We place a great deal of emphasis on maintaining high asset quality and believe that the outstanding asset quality experienced to date is principally due to the closeness of our senior management, lending officers, and directors to our customers and their significant knowledge of the communities in which they reside. Our ratio of net charge-offs to average loans for the years ended December 31, 2001, 2000, 1999, 1998, 1997 and 1996 have been .33%, .23%, .03%, 1.14%, 0%, and 0%, respectively. We intend to continue to emphasize high asset quality.

       o Broad Range of Products and Services. We strive to provide our customers with a variety of competitive products and services while maintaining the timely response and personal service of a locally owned and managed bank. In addition to offering a full range of deposit services and commercial and personal loans, we offer products such as mortgage loan originations, accounts receivable financing, and small equipment leasing through third party providers. Other bank services which are in place or planned include cash management services, safe deposit boxes, direct deposit of payroll and social security checks, and automatic drafts for various accounts. We are associated with a shared network of automated teller machines that may be used by our customers throughout South Carolina and around the world. We also offer VISA Check Card services and MasterCard and VISA credit card services through a correspondent bank, which acts as our agent. In the future, we intend to offer annuities, mutual funds, Internet banking, and other financial services. We have a Web site and we are exploring opportunities to provide internet banking services, which we plan to do in response to any customer demand.

Deposit Products

         We offer a full range of deposit products that are typically available in most banks and savings and loan associations, including checking accounts, interest bearing checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are offered at rates competitive to those offered in the Myrtle Beach area. In addition, we offer retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

Lending Activities

         General. We emphasize a range of lending services, including real estate, commercial and consumer loans, to individuals and small businesses that are located, or conduct a substantial portion of their business, in Myrtle Beach and the Grand Strand.

         The characteristics of our loan portfolio and our underwriting procedures, collateral types, risks, approval process and lending limits are discussed below. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision and Allowance for Loan Losses" on page 17 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Review -- Loans" on page 19.

         Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which make up approximately 62% of our loan portfolio. These loans are secured generally by first or second mortgages on residential or commercial property. The major category of this component is commercial real estate loans primarily secured by owner-occupied real estate. The borrowers are predominantly service and professional businesses, such as PA's, medical and service providers for consumer and commercial customers along the Grand Strand.

         Commercial Loans. Approximately 22%of our loan portfolio consists of commercial loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

         Consumer Loans. Consumer loans make up approximately 10% of our loan portfolio. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans and revolving lines of credit such as overdraft protection. Automobiles and small recreational vehicles are pledged as security for their purchase.

         Construction and Development Loans. The remaining 6% of our loan portfolio, or approximately $4 million dollars, is composed of consumer and commercial real estate construction and commercial development loans. These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

         Underwriting Procedures, Collateral, and Risk. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type, which variances may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

     o Character - we determine that the borrower has sound character and integrity by examining the borrower's history.
     o Capital - we evaluate the borrower's overall financial strength, as well as the equity investment in the asset being financed.
     o Collateral - we determine that the collateral is adequate from the standpoint of quality, marketability, value and income potential.
     o  Capacity - we evaluate the borrower's ability to service the debt.
     o Conditions - we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

         It is our practice to obtain collateral for most loans to help mitigate the risk associated with lending. We generally limit our loan-to-value ratio to 80%. We obtain a security interest in real estate for loans secured by real estate, including construction and development loans, and other commercial loans. For commercial loans, we obtain security interests in equipment and other company assets. For consumer loans used to purchase vehicles, we obtain appropriate title documentation. For secured loans that are not associated with real estate, or for which the mortgaged real estate does not provide an acceptable loan-to-value ratio, we obtain other available collateral such as stocks and bonds.

         Each type of loan carries a credit risk, simply defined as the potential that the borrower will not be willing or able to repay the debt. While real estate loans have various risks common to all types of loans, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan. Real estate loans are all sensitive to fluctuations in the value of the real estate securing the loan. In addition, commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt. Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties. These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property. Inferior or improper construction techniques, changes in economic conditions during the construction and marketing period, and rising interest rates which may slow the sale of the property are all risks unique to this type of loan. Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates. Commercial loans primarily have risk that the primary source of repayment will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value. Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower's employment status as the sole source of repayment. By following defined underwriting criteria as noted above, we can help to reduce these risks. Additionally we help to reduce the risk that the underlying collateral may not be sufficient to pay the outstanding balance by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios. We control risks by reducing concentration of our loan portfolio in any one type of loan. A concentration of credit report based upon SIC codes and other factors are reviewed on a quarterly basis by the Board of Directors.

         Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered by an officer with a higher lending limit. Any loan in excess of this lending limit is approved by the directors' loan committee. We do not make any loans to any of our directors or executive officers unless the loan is reviewed by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with us. We take steps to protect against losses due to hurricanes and weather phenomena by requiring customers to carry appropriate insurance.

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

Competition

         The Myrtle Beach market is a highly competitive market in which all of the largest banks in the state are represented as well as super regional banks. The competition among the various financial institutions is based upon a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, the Company competes with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offers services in other areas of South Carolina. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small- to medium-sized businesses and individuals. The Company believes it has competed effectively in this market by offering quality and personal service.

Employees

         At December 31, 2001, the Company employed a total of 30 full-time equivalent employees. The company believes that the relations with its employees are good.

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

Recent Legislation

         The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

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

         The Bank Holding Company Act. Under the Bank Holding Company Act
(BHCA), our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

         o  banking and managing or controlling banks;
         o  furnishing services to or performing services for our subsidiaries;
            and
         o engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

         o  acquiring substantially all the assets of any bank;
         o acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
         o  merging or consolidating with another bank holding company.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

         o  making or servicing loans and certain types of leases;
         o  engaging in certain insurance and discount brokerage activities;
         o  performing certain data processing services;
         o acting in certain circumstances as a fiduciary or investment or financial adviser;
         o  owning savings associations; and

         o making investments in certain corporations or projects designed primarily to promote community welfare.

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

         The Company is subject to the obligations and restrictions described above. However, management currently does not expect that any of these provisions will have any material impact on our operations.

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

         Beach First National Bank. Our bank, Beach First National Bank, operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

         The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank's operations, including:

         o  security devices and procedures;
         o  adequacy of capitalization and loss reserves;
         o  loans;
         o  investments;
         o  borrowings;
         o  deposits;
         o  mergers;
         o  issuances of securities;
         o  payment of dividends;
         o  interest rates payable on deposits;
         o  interest rates or fees chargeable on loans;
         o  establishment of branches;
         o  corporate reorganizations;
         o  maintenance of books and records; and

         o adequacy of staff training to carry on safe lending and deposit gathering practices.

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

         Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

         o  internal controls;
         o  information systems and audit systems;
         o  loan documentation;
         o  credit underwriting;
         o  interest rate risk exposure; and
         o  asset quality.

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

         Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institution's insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or
(3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC's determination of the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry.

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

         All institutions receive one of four ratings based on their performance: Outstanding, Satisfactory, Needs Improvement or Substantial Noncompliance. An institution that receives a rating of Substantial Noncompliance would be subject to enforcement action. Beach First National Bank is strongly committed to providing credit needs to individuals in the communities that we serve. Beach First National Bank received a "satisfactory" rating in the most recent evaluation.

         Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
         o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
         o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
         o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

         o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
         o the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activity of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

         o  submit a capital restoration plan;
         o  raise additional capital;
         o restrict their growth, deposit interest rates, and other activities;
         o  improve their management;
         o  eliminate management fees; or
         o  divest themselves of all or a part of their operations.

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

Item 2.    Description of Property

         The principal place of business of both the company and the bank and the main office of the bank is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. The bank's main office is a located on 0.8-acre plot of land, which was purchased for $218,000. We constructed a permanent banking facility of 5,000 square feet on the site at a cost of approximately $1,000,000, which was paid out of the proceeds of our initial public offering. Furniture, fixtures, and equipment for the main office cost approximately $534,000. There is one automated teller machine located at the bank's main office.

         We have a branch office located at the northwest corner of the intersection of S.C. Highway 544 and U.S. Highway 17 in Surfside Beach, which is just south of Myrtle Beach. We have a 20 year lease for the property on which the branch is located, which we may renew for two five-year periods. The branch office opened in June of 2001 and was constructed at a cost of approximately $850,000, which was paid out of the proceeds of our secondary offering. Furniture, fixtures, and equipment for the branch office cost approximately $300,000.

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

         On July 24, 2001, we issued 520,000 shares of common stock in connection with our underwritten public offering registered with the SEC on Form S-2. We received $5.56 million in gross proceeds in connection with the issuance. On August 13, 2001, we issued an additional 61,000 shares of common stock for gross proceeds of $652,000 in connection with the exercise of the overallotment option for this offering. Our net proceeds after offering expenses and underwriter's discount were approximately $5.9 million. We have applied approximately $1.2 million of these proceeds to the construction and furnishing our Surfside beach branch.

         The following table sets forth the high and low sales price information as quoted on the OTC Bulletin Board during the periods indicated since July 18, 2001, when our common stock began trading on the OTC Bulletin Board under the symbol "BFNB".

                                                    Stock Price
                                                    -----------
                                                High             Low
2001
Third Quarter                          $       12.00             $11.00
Fourth Quarter                         $       11.50             $10.00

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis are presented to assist in understanding the financial condition and results of operations of Beach First National Bancshares, Inc. and its subsidiaries (the Company). This discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes presented in Item 7 of this report and the supplemental financial data appearing throughout this report.

Overview

         We commenced operations on September 23, 1996 and completed our fifth full year of operations on December 31, 2001. From the outset, we have focused on serving the banking needs of small businesses and individuals, and we have emphasized our local management and ownership.

         Walt Standish, our president and chief executive officer completed his second full year as president at December 31, 2001. Under Mr. Standish's leadership, we are continuing to grow in our service markets. Our total assets have increased to $80.8 million at December 31, 2001, a 27% increase since December 31, 2000, and our net income was $459,294 for the year ended December 31, 2001, an increase of $230,723, or 99.1%, over the same period in 2000. We accomplished our first quarterly profit in the second quarter of 1999, and in 2001 our performance is represented by the first cumulative year of profitability.

         The following table sets forth selected measures of our financial performance for the periods indicated:

                                                             Years Ended December 31,
                                     -------------------------------------------------------------------------
                                            2001              2000              1999              1998
                                            ----              ----              ----              ----
    Total Revenues (1)........       $   3,405,568       $   2,477,321         $1,837,082       $ 1,284,571
    Net Income (loss).........             459,294             230,723             52,921          (233,183)
    Total Assets..............          80,784,815          63,770,016         46,155,395        37,944,622
    Total Loans...............          63,203,643          45,622,155         32,537,992        21,095,556
    Total Deposits............          67,132,968          56,726,511         36,836,020        31,135,042
    Retained Earnings (Deficit)              2,119            (457,175)          (687,898)         (740,819)

(1)      Total revenues equal net interest income plus total noninterest income.

Critical accounting policies

         We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements.

         Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates. These differences could have a material impact on our carrying values of assets and liabilities and our results of operations.

         We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the section entitled "Provision and Allowance for Loan Losses" for a detailed description of our estimation process and methodology related to the allowance for loan losses.

         The following discussion contains our analysis of our financial condition and results of operations beginning with the year ended December 31, 1999. Comparisons of our results for the periods presented should be made with an understanding of our short history.

Analysis of the Fiscal Years Ended December 31, 1999 and 2000 and 2001

Earnings Review

         Overview. For the year ended December 31, 2001, our net income was $459,294, or $.46 per basic common share, as compared to $230,723, or $.31 per basic common share, for the year ended December 31, 2000, and $52,921 or $0.07 per basic common share for the year ended December 31, 1999. Our net income increased in 2001 and 2000 primarily due to increases in net interest income and noninterest income that resulted from the significant growth in our assets and deposits over this period.

         We had total assets of $80.8 million at December 31, 2001, an increase of 26.7% from $63.8 million at December 31, 2000. Our total deposits increased to $67.1 million at December 31, 2001, up 18.3% from $56.7 million at December 31, 2000. Our return on average assets for 2001 was 0.62% compared to 0.41% in 2000 and 0.13% in 1999; and our return on average equity was 3.97% in 2001 versus 3.45% in 2000 and .83% in 1999. The improvement in net income in 2001 reflects our growth, with average earning assets increasing 32.1% to $69.6 million during 2001 from $52.9 million during the same period of 2000.

Net Interest Income

         General. Our primary source of revenue is net interest income, which is the difference between the income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income increased $851,997, or 39.0%, to $3.0 million in 2001 from $2.2 million in 2000. Net interest income increased $501,688 in 2000 from $1.7 million in 1999. The increase in net interest income was due primarily to the growth of our bank, as reflected in an increase in our average earning assets. Average earning assets increased to $69.6 million during 2001, a 32.0% increase from $52.7 million in 2000, and a 40.3% increase from $37.6 million in 1999.

         Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.04% for the year ended December 31, 2001, compared to 2.98% for the year ended December 31, 2000 and 3.25% for the year ended December 31, 1999. Our net interest margin, which is net interest income divided by average interest-earning assets, was 4.36% for the year ended December 31, 2001, 4.15% for the year ended December 31, 2000, and 4.47% for the year ended December 31, 1999. The increase in 2001 resulted primarily from the declining interest rate environment that occurred during 2001. The decrease in 2000 from 1999 resulted primarily from an increase in the rate we paid to attract interest-bearing deposits. .

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


                                         Average Balances, Income and Expenses, and Rates

                            For the year ended                     For the year ended                     For the year ended
                             December 31, 2001                     December 31, 2000                      December 31, 1999
                         ------------------------------      --------------------------------     ----------------------------------

                          Average      Income/    Yield/      Average       Income/    Yield/      Average        Income/     Yield/
                          Balance      Expense     Rate       Balance       Expense     Rate       Balance        Expense      Rate
                          -------      -------     ----       -------       -------     ----       -------        -------      ----


Federal funds sold
and short term
investments.......... $   6,538,716  $   242,601   3.71%   $  4,963,476   $   334,086   6.73%   $    801,068  $      43,459  5.43%

Investment securities     7,008,278      457,966   6.53%      8,738,925       586,035   6.71%      9,749,303        628,112  6.44%
Loans................    56,097,384    5,040,259   8.98%     39,031,826     3,713,902   9.52%     27,040,512      2,469,213  9.13%
                         ----------    ---------             ----------     ---------   ----      ----------      ---------  ----
  Total earning       $
  assets.............    69,644,378  $ 5,740,826   8.24%   $ 52,734,227   $ 4,634,023   8.79%   $ 37,590,883  $   3,140,784  8.36%
                         ==========    =========   ====      ==========     =========   ====      ==========      =========  ====

Interest-bearing
deposits
    IBCA............. $   2,960,275  $    58,315   1.97%   $  1,573,091   $    37,008   2.35%      1,135,096         21,980  1.94%
    M.M.A............     9,930,303      443,670   4.47%      6,353,302       347,246   5.47%      3,734,063        162,990  4.36%
    Savings..........     3,127,306       95,716   3.06%      3,841,637       183,514   4.78%      4,638,585        193,992  4.18%
    CD's <$100,000...    20,837,943    1,236,172   5.93%     16,953,510     1,052,712   6.21%     10,940,699        617,442  5.64%
    CD's >$100,000...    11,602,589      645,489   5.56%      9,594,329       593,197   6.18%      4,749,532        266,550  5.61%
    IRA..............     3,338,666      212,488   6.36%      2,962,456       183,101   6.18%      2,766,959        164,737  5.95%
                          ---------                ----       ---------       -------   ----       ---------        -------  ----
       Total interest-
       bearing
       deposits...... $  51,797,082  $ 2,691,850   5.20%   $ 41,278,325   $ 2,396,778   5.81%   $ 27,964,934  $   1,427,691  5.11%
                         ==========    =========   ====      ==========     =========   ====      ==========      =========  ====

Other borrowings.....       217,926       13,140   6.03%        893,142        53,406   5.98%        594,934         30,942  5.20%
                                          ------   -----        -------        ------   ----         -------         ------  ----
    Total interest-
    bearing
    liabilities.....  $  52,015,008  $ 2,704,990   5.20%   $ 42,171,467   $ 2,450,184   5.81%   $ 28,559,868  $   1,458,633  5.11%
                         ==========    =========   ====      ==========     =========   ====      ==========      =========  ====

Net interest spread..                              3.04%                                2.98%                                3.25%
Net interest
income/margin........                $ 3,035,836   4.36%                  $ 2,183,839   4.15%                 $   1,682,151  4.47%
                                       =========   ====                     =========   ====                      =========  ====


         Analysis of Changes in Net Interest Income. The following tables set forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented. The change in net interest income is primarily due to the increases in volume of both loans and deposits and changes in average rates.


                                                    Analysis of Changes in Net Interest Income

                                   For the year ended December 31,             For the year ended December 31,
                                           2001 versus 2000                           2000 versus 1999
                              ------------------------------------------- ------------------------------------------
                                  Volume        Rate        Net change        Volume         Rate      Net change
                                  ------        -----       ----------        ------         ----      ----------

Federal funds sold and
short term investments......  $     58,445   $ (149,930)  $    (91,485)   $    278,946    $    11,681  $   290,627

Investment securities.......      (113,092)     (14,977)      (128,069)        (71,212)        29,135      (42,077)
Loans.......................     1,533,313     (206,956)     1,326,357       1,140,981        103,708    1,244,689
                               -----------     --------     ----------     -----------      ---------   ----------
     Total earning assets...     1,478,666     (371,863)     1,106,803       1,348,715        144,524    1,493,239

Interest-bearing deposits...       546,651     (251,579)       295,072         773,027        196,060      969,087
Other borrowings............       (40,713)         447        (40,266)         17,832          4,632       22,464
                               -----------     --------     ----------     -----------      ---------   ----------
     Total interest-bearing
            liabilities.....       505,938     (251,132)       254,806         790,859        200,692      991,551
                               -----------     --------     ----------     -----------      ---------   ----------

Net interest income.........  $    972,728   $ (120,731)  $    851,997    $    557,856    $   (56,168) $   501,688
                               ===========     ========     ==========     ===========      =========   ==========

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

         One monitoring technique we employ is the measurement of our interest rate sensitivity "gap," which is the difference between the amount of interest-earning assets and interest-bearing liabilities that mature or may reprice within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a "gap" basis, we are liability-sensitive over the cumulative one-year time frame as of December 31, 2000 and December 31, 2001. However, gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.

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

         The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 and 2000 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, we determined the amount of assets or liabilities that mature or reprice during a particular period in accordance with the contractual terms of the asset or liability. We included adjustable rate loans in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and we included fixed rate loans in the periods in which we anticipate they will be repaid based on scheduled maturities. We included our savings accounts and interest-bearing demand accounts (interest bearing checking and money market deposit accounts), which are generally subject to immediate withdrawal, in the "Three Months or Less" category, although our historical experience has proven these deposits to be more stable over the course of a year.

                                             Interest Sensitivity Analysis
                                             -----------------------------
                                                   December 31, 2001

                                 Within Three     After three but       After one but
                                   Months       Within twelve Months  Within five years  After five years  Total
                                 ------------- ---------------------  -----------------  ---------------- ------
Assets
Earning assets:
   Federal funds sold and short
   term investments............      $  5,679,291      $        --        $        --     $       --   $ 5,679,291
   Investment securities.......           733,624          194,838          1,041,620      3,711,898     5,681,980
   Loans.......................        16,832,994        7,258,001          35,632,847     3,479,801    63,203,643
                                       ----------        ---------          ----------    ----------    ----------
        Total earning assets...      $ 23,245,909      $ 7,452,839        $ 36,674,467    $7,191,699   $74,564,914
                                       ==========        =========          ==========    ==========    ==========
Liabilities
Interest-bearing liabilities
   Money market and interest
   checking                          $ 17,873,801      $        --        $         --    $       --   $17,873,801
   Regular savings deposits...            695,138               --                  --            --       695,138
   Prime savings deposits.....          2,129,313               --                  --            --     2,129,313
   Time deposits
            < $100,000........          5,764,109        9,636,801           5,060,099       245,956    20,706,965
            > $100,000........          3,308,314        7,854,207           2,220,602       375,694    13,758,817
   Other borrowings...........                 --               --                  --            --            --
                                       ----------        ---------          ----------    ----------    ----------
   Total interest-bearing
   liabilities................       $ 29,770,675     $ 17,491,008        $  7,280,701    $  621,646   $55,164,034
                                       ==========       ==========          ==========     =========    ==========

Period gap....................       $ (6,524,766)    $(10,038,169)       $ 29,393,766   $ 6,570,049   $19,400,880
Cumulative gap................       $ (6,524,766)    $(16,562,935)       $ 12,830,831   $19,400,880   $19,400,880
Ratio of cumulative gap to total
earning assets...............               (8.75)%         (22.21)%             17.21%        26.02%

                                                   December 31, 2000
                                                   -----------------

                                Within Three   After three but       After one but
                                   Months      Within twelve Months  Within five years  After five years    Total
                                   ------      --------------------- -----------------  -----------------   -----
Assets
Earning assets:
   Federal funds sold and short
   term investments...........       $  6,721,000     $    198,000        $         --    $       --  $  6,919,000
   Investment securities......                 --        1,894,642                  --     6,291,391     8,186,033
   Loans......................         11,675,149        2,217,518          29,260,680     2,468,808    45,622,155
                                       ----------        ---------          ----------    ----------    ----------
        Total earning assets..       $ 18,396,149     $  4,310,160        $ 29,260,680    $8,760,199   $60,727,188
                                       ==========        =========          ==========     =========    ==========
Liabilities
Interest-bearing liabilities
   Money market and interest
   checking...................       $ 14,235,469     $         --        $         --    $        --   $14,235,469
   Regular savings deposits...            362,147               --                  --             --       362,147
   Prime savings deposits.....          2,769,831               --                  --             --     2,769,831
   Time deposits
            < $100,000........          3,797,628       10,854,194           6,237,378        292,654    21,181,854
            > $100,000........          6,017,908        4,718,983           1,806,855        108,212    12,651,958
   Other borrowings...........                 --               --                  --             --            --
                                       ----------       ----------         -----------     ----------    ----------
   Total interest-bearing
   liabilities................       $ 27,182,983     $ 15,573,177        $  8,044,233    $   400,866   $51,201,259
                                       ==========       ==========          ==========     ==========    ==========
Period gap....................       $ (8,786,834)    $(11,263,017)       $ 21,216,447    $ 8,359,333   $ 9,525,929
Cumulative gap................       $ (8,786,834)    $(20,049,851)       $  1,166,596    $ 9,525,929   $ 9,525,929
Ratio of cumulative gap to
total earning assets..........             (14.47)%         (33.00)%              1.92%         15.69%

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

         Our policy has been to review the Allowance for Loan and Losses ("ALL") using a reserve factor for each type of loan since there have been few delinquencies and little charge-off activity since we commenced operations. The objective of this review is to apply percentages to the nonclassified loans based on the relative inherent risk for that loan type. Classified loans are reviewed individually for specific allowance requirements.

         Reserve factors for nonclassified loan types (e.g., commercial loans, consumer loans) are based on peer group data, information from regulatory agencies, and on the experience of our lenders. The reserve factors will change depending on trends in national and local economic conditions, the depth of experience of our lenders, delinquency trends for our bank and for peer institutions, and other factors.

         Our general strategy is to maintain a minimum coverage of a certain percentage of total loans until we have sufficient historical data and trends available for migration analysis (five historical years of charge off data). Migration analysis is a more statistically sound method of analyzing the allowance based on prior periods of loss within market area and product types. Our current minimum ALL percentage is 1.30% of total loans.

         In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based on their review of information available to them at the time of their examinations.

         At December 31, 2001, our allowance for possible loan losses was $851,222, or 1.35% of total outstanding loans, compared to an allowance for possible loans losses of $569,245, or 1.25% of outstanding loans at December 31, 2000, and $408,878, or 1.26% at December 31, 1999. Our provision for loan losses was $467,000 in 2001 compared to $251,107 in 2000 and $154,168 in 1999.
Management believes that the allowance for loan losses is adequate at this time to cover any potential losses in the portfolio.

         In 2001, 2000, and 1999 we charged-off $189,572, $91,000 and $8,505, respectively. The 2001 charge-offs included approximately $112,000 in commercial real estate loans, $14,000 in commercial loans, $15,600 in consumer real estate loans and $42,700 in consumer loans. The 2000 charge-offs included $77,000 of commercial real estate loans and $14,000 of consumer real estate loans.

         We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower's financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At December 31, 2001, there were no loans accruing interest for loans which were 90 days or more past due, and we did not have any restructured loans.

         We had two nonaccruing loans totaling $107,377 at December 31, 2001. One loan in the amount of $88,000 is real estate secured, currently in foreclosure and the other loan in the amount of $20,000 is a consumer loan. We had two nonaccruing loans totaling $104,815 at December 31, 2000. These loans were both SBA guaranteed and both guaranteed portions have been received. We had no nonaccruing loans at December 31, 1999. Interest income that would have been received for the year ended December 31, 2001 had nonaccruing loans been current in accordance with their original terms amounted to $4,229.

         We do not include loans that are current as to principal and interest in our nonperforming assets categories. However, we will still classify a current loan as a potential problem loan if we develop serious doubts about the borrower's future performance under the terms of the loan contract. We consider the level of potential problem loans in our determination of the adequacy of the allowance for loan losses. At December 31, 2001, 2000 and 1999, we did not have any loans we considered to be potential problem loans. At December 31, 2001, we had one loan totaling $87,377 that we have classified substandard and have made a specific allocation in the allowance for loan and lease losses. Management does not anticipate any losses as a result of this classification.

         The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2001, 2000 and 1999.

                                          Allowance for Loan Losses
                                             (Dollars in Thousands)
                                                                        December 31,
                                              -----------------------------------------------------------------
                                                              2001                 2000                1999

  Average loans outstanding....................         $   56,097            $   39,032           $  27,041
                                                            ======                ======
  Loans outstanding at period end..............         $   63,204            $   45,622           $  32,538
                                                            ======                ======             =======
  Total nonperforming loans....................                107                   105                   0
                                                            ======                ======             =======

  Beginning balance of allowance...............                569                   409                 263
  Loans charged off:...........................                190                    91                   8
        Real Estate............................         $      112            $       --           $      --
        Commercial.............................                 46                    77                   7
        Consumer...............................                 32                    14                   1
                                                           -------               -------            --------
  Total loans charged off:.....................                190                    91                   8
  Recoveries:
        Real Estate............................         $        5            $       --            $     --
        Commercial.............................                 --                    --                  --
        Consumer...............................                 --                    --                  --
                                                           -------               -------            --------
        Total recoveries:......................                  5                    --                  --
                                                           -------               -------            --------
  Net loans charged off........................                185                    91                   8

  Provision for loan losses....................                467                   251                 154
                                                           -------               -------            --------
  Balance at period end........................         $      851            $      569            $    409
                                                           =======               =======            ========

  Net charge-offs to average loans.............               0.33%                 0.23%               0.03%
  Allowance as a percent of total loans........               1.35%                 1.25%               1.26%
  Nonperforming loans as a
    percentage of total loans..................               0.17%                 0.23%                 --
  Nonperforming loans as a
  percentage of allowance......................              12.61%                18.41%                 --
  Ratio of net charge-offs to average gross
     loans outstanding during the period.......               0.33%                 0.23%               0.03%


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

                                                 Allocation of the Allowance for Loan Losses
                                                              As of December 31,
     ---------------------------------------------------------------------------------------------------------

                                            2001                       2000                       1999

       Residential
          Real estate........   $    530,482      62.3%    $    339,042       59.6%   $    238,948      58.4%
          Construction.......         50,137       5.9%          44,970        7.9%         42,196      10.3%
       Commercial............        185,226      21.8%         108,783       19.1%         74,334      18.2%
       Consumer..............         85,377      10.0%          76,450       13.4%         53,400      13.1%
                                     -------     ------         -------      ------        -------     ------
       Total allowance for
          loan losses........   $    851,222     100.0%    $    569,245      100.0%   $    408,878     100.0%
                                     =======     ======         =======      ======        =======     ======

       Noninterest Income and Expense

         Noninterest Income. Noninterest income increased to $369,730 for the year ended December 31, 2001, up 26.0% from $293,482 for the year ended December 31, 2000. Noninterest income increased 89.4% in 2000 from $154,931 for the year ended December 31, 1999. Service fees on deposit accounts, the largest component of noninterest income, increased 11.9% to $295,624 in 2001 from $264,154 in 2000. Service fee income in 2000 increased $106,166, or 67.2%, from $157,988 in 1999. Other income increased 123.3% to $85,488 in 2001 from $38,287 in 2000, and increased 29.2% from $29,645 in 1999. Both of these categories of noninterest income increased due to the growth in the number of deposit accounts, the addition of the VISA Check Card product and increased fee-related activities of customers. The net loss on the sale of investment securities increased to $11,381 in 2001 from $8,959 in 2000 and $32,702 in 1999. These losses primarily relate to early pay downs on mortgage-backed securities as a result of declining interest rates.

         Noninterest Expense. Total noninterest expense increased to $2.4 million for the period ended December 31, 2001 from $1.9 million for the same period of 2000, and from $1.6 million for the year ended December 31, 1999. The increase in noninterest expense reflects an increase in most expense categories as a result of our growth to $80.8 million in total assets at the end of 2001 from $63.8 million at the end of 2000, up from $46.2 million for the year ended December 31, 1999. Salary and wages expense totaled $1,180,492 in 2001, $890,572 in 2000, and $725,470 in 1999. Employee benefits were $116,709 in 2001, $87,605 in 2000, and $66,292 in 1999. We had 30 full-time equivalent employees at the end of 2001, an increase of 12 from the end of 2000 and the end of 1999. The staffing increases are primarily due to the opening of a new branch office in Surfside Beach, SC during the second quarter of 2001. Professional fees were $88,589 for the year ended December 31, 2001, compared to $141,699 for 2000 and $134,466 for 1999. The decrease in 2001 is primarily due to reduced legal costs. The 2000 figures include collection costs of $47,500. The 1999 figures include costs associated with our year 2000 preparations.

         Depreciation and amortization increased to $233,449 from $175,523 in 2000 due to the expansion of a branch office in Surfside Beach, SC and from $197,986 in 1999. The decline in depreciation and amortization in 2000 from 1999 is primarily due to the fact that equipment purchased when our bank opened in 1996 has now been fully depreciated. We experienced an increase in other operating expenses, to $344,052 in 2001, from $284,901 in 2000 and from $268,045 in 1999, principally as a result of an increase in operating expenses related to the new branch office in Surfside Beach, SC, and other expenses associated with the expansion of loans and deposits.

         Income Taxes. Total income tax expense included in the Consolidated Statements on Income was $75,517 in 2001, $145,126 in 2000 and $34,000 in 1999.
The Companies effective tax rates were 14%, 39% and 39%, respectively. The Companies effective tax rate decreased in 2001 primarily due to a loss carry forward that resulted in a tax valuation allowance in the amount of $116,000. The valuation allowance was based on our estimate that it is "more likely than not" we will be able to realize all deferred tax benefits in future periods. We review the valuation allowance and make adjustments when considered necessary. There can be no assurance that additional valuation allowances may not be recorded in future periods.

Financial Condition

         Loans. Loans are our largest component of earning assets and typically provide higher yields than our other types of earning assets. At December 31, 2001, loans represented 80.5% of average earning assets, representing an increase over the 74.0% that they represented at the end of 2000. At December 31, 2001, net loans (gross loans less the allowance for loan losses) totaled $62.4 million, an increase of $17.3 million or 38.5% from December 31, 2000. Average gross loans increased 43.7% from $39.0 million with a yield of 9.52% in 2000, to $56.1 million with a yield of 8.98% in 2001. Average gross loans increased from $27.0 million with a yield of 9.13% in 1999. Associated with the higher loan yields are the inherent credit and liquidity risks which we attempt to control and counterbalance. The interest rates we charge on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

         As we expected, we were able to attract deposits with market rates during the second half of the year in order to fund our expected loan demands in the fall and winter months. The events of September 11 and the subsequent economic slowdown lessened our loan demand thus positioning us with excess liquidity that we invested in short term instruments.

         Mortgage loans constitute the principal component of our loan portfolio. Mortgage loans represented 62.3% and 59.6% of our portfolio at year end 2001 and 2000, respectively.

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

The following table shows the composition of our loan portfolio by category at December 31, 2001 and 2000.


                          Composition of Loan Portfolio

                                         December 31, 2001              December 31, 2000

                                                      Percent                        Percent
                                         Amount       of Total        Amount         of Total
                                         ------       --------        ------         --------

Commercial....................    $    13,736,659       21.7%   $      8,719,474       19.1%
Real estate - construction....          3,716,189        5.9%          3,604,153        7.9%
Real estate - mortgage........         39,344,768       62.3%         27,171,980       59.6%
Consumer......................          6,406,027       10.1%          6,126,548       13.4%
                                     ------------   --------       -------------   --------
Loans, total..................         63,203,643      100.0%         45,622,155      100.0%
                                                    ========                       ========
Allowance for possible
Losses........................           (851,222)                      (569,245)
                                     ------------                  -------------
Loans, net....................    $    62,352,421               $     45,052,910
                                     ============                  =============


         The following tables set forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio as of December 31, 2001 and 2000. The information in these tables is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties.


       Loan Maturity Schedule and Sensitivity to Changes in Interest Rates


December 31, 2001
                                                               After one but
                                         One year or less    within five years   After five years        Total
                                         ----------------    -----------------   ----------------        -----
Commercial............................  $       7,192,864   $       5,976,529     $    583,423      $     13,752,816
Real estate...........................          9,890,730          25,968,561        3,531,763            39,391,054
Construction..........................          1,920,735           1,799,826                              3,720,561
Consumer..............................          2,373,192           3,781,305          259,070             6,413,567
                                        -----------------   -----------------                      -----------------
     Total............................  $      21,377,521   $      37,526,221   $    4,374,256      $     63,277,998
                                        =================   =================   ==============     =================
Fixed Interest Rate...................  $      12,411,218   $      35,674,768   $    3,483,898      $     51,569,884
Variable Interest Rate................          8,966,303           1,851,453          890,358            11,708,114
                                        -----------------   -----------------                      -----------------
     Total............................  $      21,377,521   $      37,526,221   $    4,374,256      $     63,277,998
                                        =================   =================   ==============     =================



December 31, 2000
                                                               After one but
                                         One year or less    within five years   After five years        Total
                                         ----------------    -----------------   ----------------        -----
Commercial............................  $       4,047,374   $       4,647,508     $       175,492     $    8,870,374
Real estate...........................          4,163,710          21,239,518           2,809,942         28,213,170
Construction..........................          1,782,689           1,560,780             107,919          3,451,388
Consumer..............................          1,925,466           2,879,040             372,364          5,176,870
                                             ------------      --------------        ------------       ------------
     Total............................  $      11,919,239   $      30,326,846     $     3,465,717      $  45,711,802
                                             ============      ==============        ============       ============
Fixed Interest Rate...................  $       3,919,241   $      29,318,278     $     2,473,505      $  35,711,024
Variable Interest Rate................          7,999,998           1,008,568             992,212         10,000,778
                                             ------------      --------------        ------------       ------------
     Total............................  $      11,919,239   $      30,326,846     $     3,465,717      $  45,711,802
                                             ============      ==============        ============       ============

         Investment Securities. Investment securities at December 31, 2000 and December 31, 2001 averaged $8.7 million, representing 16.5% of average earning assets and $7.0 million, representing 10.0% of average earning assets, respectively. This decrease is due to the strong loan growth during 2001. At December 31, 2001, our total portfolio had a book value of $5.7 million, and a market value of $5.8 million, for an unrealized net gain of $62,023. This compares to our market value at December 31, 2000 of $7.9 million, and at December 31, 1999 of $9.0 million.

         At December 31, 2001, short term investments totaled $5.7 million. At December 31, 2000, we had short-term investments of 7.1 million. At December 31, 1999, we had no short-term investments. These funds are generally invested in an earning capacity with maturities of six months or less in federal funds or in U.S. Government Agency and mortgage backed securities.

         Contractual maturities and yields on our investment securities (all available for sale) at December 31, 2001, 2000, and 1999 are set forth on the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                       Investment Securities Maturity Distribution and Yields
                                         December 31, 2001

                             After one year but      After five years but
                            Less than five years     Less than ten years     Greater than ten years
                            --------------------     -------------------     ----------------------

                              Amount       Yield      Amount       Yield       Amount       Yield
                              ------       -----      ------       -----       ------       -----

U.S. Govt Agencies.......      $     --        --%     $199,446      7.95%  $         --         --%
Mortgage-backed..........            --        --%           --        --%     5,420,511       6.35%
Other....................      $112,200      6.25%      196,600      6.13%            --         --%
                               --------     -----       -------     -----    -----------
     Total...............      $112,200      6.25%     $396,046      7.00%   $ 5,420,511       6.35%
                               ========     =====      ========     =====    ===========      =====


          Investment Securities Maturity Distribution and Yields
                            December 31, 2000

                                After five but
                               within ten years        After ten years
                               ----------------        ---------------

                              Amount      Yield       Amount      Yield
                              ------      -----       ------      -----

U.S. Govt Agencies........  $   662,903    7.30%    $       --       --%
Mortgage-backed...........           --      --%     7,299,032     6.29%
Other.....................           --      --%       286,900     6.75%
                              --------- -------     ----------   ------
     Total................  $   662,903    7.30%    $7,585,932     6.43%
                              ========= =======     ==========   ======


         Investment Securities Maturity Distribution and Yields
                           December 31, 1999

                             After five but
                             Within ten years        After ten years
                             ----------------        ---------------

                             Amount      Yield      Amount        Yield
                             ------      -----      ------        -----

U.S. Govt Agencies........ $   462,585    7.00%   $        --        --%
Mortgage-backed...........          --      --%     8,837,430      6.31%
Other.....................          --      --%       303,050      6.61%
                             ---------  ------     ----------   -------
     Total................ $   462,585    7.00%   $ 9,140,480      6.32%
                             =========  ======     ==========   =======

       Funding Sources

         Deposits and Other Interest-Bearing Liabilities. Average total deposits were $61.4 million in 2001, up 27.1% from $48.3 million in 2000. Average interest-bearing deposits were $51.8 million in 2001, up 25.4% from $41.3 million in 2000. These increases were primarily a result of the continued expansion of our franchise.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $53.3 million at December 31, 2001, an increase of 20.2% compared to $44.1 million at December 31, 2000. We expect a stable base of deposits to continue to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 82.0% at December 31, 2001 and 78.0% at December 31, 2000. Our loan-to-deposit ratio was 92.9% at December 31, 2001 versus 80.4% at December 31, 2000. The average loan-to-deposit ratio was 85.4% during 2001, 80.9% during 2000, and 80.4% during 1999.

         The following tables set forth our deposits by category as of December 31, 2001 and 2000.

                                                                      Deposits

                                               December 31, 2001               December 31, 2000

                                                               Percent of                 Percent of
                                               Amount           Deposits       Amount     Deposits
                                               ------          ----------     -------     ----------

 Demand deposit accounts...............       $ 11,968,934        17.9%    $ 5,525,253        9.8%
 Interest bearing checking accounts....          3,911,552         5.8%      2,148,148        3.8%
 Money market accounts.................         13,962,249        20.9%     12,085,652       21.3%
 Savings accounts......................          2,824,451         4.2%      3,133,648        5.5%
 Time deposits less than $100,000......         20,706,965        30.8%     21,181,849       37.3%
 Time deposits of $100,000 or over.....         13,758,817        20.4%     12,651,961       22.3%
                                                ----------        -----     ----------       -----
      Total deposits...................       $ 67,132.968       100.0%    $56,726,511      100.0%
                                               ===========       ======    ===========      ======

         As of December 31, 2001, time deposits less than $100,000 that matured within three months were $5,764,109 and within 3-12 months were $9,636,801. Time deposits less than $100,000 that had a maturity greater than 12 months were $5,060,099 and after five years were $245,956. As of December 31, 2000, time deposits greater than $100,000 that matured within three months were $3,308,314, those within 3-12 months were $7,854,207. Time deposits greater than $100,000 that had a maturity greater than 12 months were $2,220,604 and after five years were $375,690.

         Due to the seasonal nature of our market areas, deposit growth is strong during the summer months and loan demand usually reaches its peak during the winter months. Thus, we historically have a more favorable liquidity position during the summer months. To meet loan demand and liquidity needs during the winter months, we typically invests significant amounts of our deposit growth during the summer months in temporary investments and short-term securities maturing in the winter months. Additionally, the Corporation has access to other funding sources including federal funds purchased form correspondent banks and a line of credit with the Federal Home Loan Bank (FHLB).

         Borrowings. During 2001, the Company had average short-term borrowings of $217,926 compared to $893,142 in average short term borrowings for 2000. The primary reason for the decline in federal funds purchased was the secondary common stock offering conducted in July 2001 which raised $5.9 million.

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

         Our total shareholders' equity at December 31, 2001 was $13.1 million, compared with $6.7 million in shareholders' equity in 2000. We were considered to be "well capitalized" at the bank level for regulatory purposes at December 31, 2001, as our Tier 1 capital ratio was 15.8%, our total risk-based capital ratio was 17.1%, and our Tier 1 leverage ratio was 12.7%.

Liquidity Management

         Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $3.5 million. We also are eligible to receive advances from the Federal Home Loan Bank of Atlanta, subject to its approval. In July 2001, we were approved to participate in the Federal Home Loan Bank Blanket Lien Program where the Bank can borrow up to 75% of outstanding loan balances on 1 to 4 family residences. The Company estimates borrowing availability under this line to be approximately $7.5 million. Taking into account the $5.9 million in net proceeds we raised in our underwritten public offering, we believe that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near term.

Off-Balance Sheet Risk

         Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2001, we had issued commitments to extend credit of $4.5 million through various types of commercial lending arrangements, of which $1.1 million was at fixed rates and $3.4 was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

         The commitments expire over next thirty six months. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity and Asset and Liability Management", we believe that we have adequate sources of liquidity to fund commitments that may be drawn upon by borrowers.

         In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $1.5 million at December 31, 2001. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

         Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

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

Part 1.  Item 7:  Financial Statements



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


BEACH FIRST NATIONAL BANCSHARES, INC.

Report of Independent Auditor...................................................................................F-2

Consolidated Balance Sheets at December 31, 2001 and 2000.......................................................F-3

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999..........................F-4

Consolidated Statement of Changes in Shareholders' Equity for the Years Ended
     December 31, 2001, 2000 and 1999 ..........................................................................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999.....................F-6

Notes to Financial Statements......................................................................F-7 through F-22


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Beach First National Bancshares, Inc.
Myrtle Beach, South Carolina


           We have audited the accompanying consolidated balance sheets of Beach First National Bancshares, Inc. (the `Company") and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beach First National Bancshares, Inc. and Subsidiary at December 31, 2001 and 2000 and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





                                                       /S/ ELLIOTT DAVIS, LLP


Greenville, South Carolina
January 25, 2002


                         BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                    ----------------------------------------
                                                                                            2001                  2000
                                                                                    ------------------    ------------------
                                                          ASSETS

Cash and due from banks                                                             $       3,387,066      $     1,192,989
Federal funds sold and short term investments                                               5,679,291            7,085,169
Investment securities                                                                       5,681,980            7,899,133
Loans, net                                                                                 62,352,421           45,052,910
Federal Reserve Bank stock                                                                    164,700              164,700
Federal Home Loan Bank stock                                                                  144,100              122,200
Property and equipment, net                                                                 2,568,475            1,546,447
Other assets                                                                                  806,782              706,468
                                                                                   ------------------    -----------------
        Total assets                                                                $      80,784,815     $     63,770,016
                                                                                   ==================     ================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
     Non-interest bearing                                                           $      11,968,934     $      5,525,253
     Interest bearing                                                                      55,164,034           51,201,258
                                                                                   ------------------     ----------------
        Total deposits                                                                     67,132,968           56,726,511
Other liabilities                                                                             503,017              314,835
                                                                                    -----------------     ----------------
        Total liabilities                                                                  67,635,985           57,041,346

COMMITMENTS AND CONTINGENCIES - Notes 9 and 13

SHAREHOLDERS' EQUITY
        Common stock, $1 par value, 10,000,000 shares authorized,
        1,318,368 and 737,368 shares issued and outstanding
        at December 31, 2001 and 2000, respectively                                         1,318,368              737,368
     Paid-in capital                                                                       11,787,899            6,489,981
     Retained earnings (deficit)                                                                2,119             (457,175)
     Accumulated other comprehensive income (loss)                                             40,444              (41,504)
                                                                                    -----------------     ----------------
        Total shareholders' equity                                                         13,148,830            6,728,670
                                                                                    -----------------     ----------------
        Total liabilities and shareholders' equity                                  $      80,784,815     $     63,770,016
                                                                                    =================     ================


  The accompanying notes are an integral part of these consolidated financial statements.


                         BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF INCOME


                                                                            For the years ended December 31,
                                                                ----------------------------------------------------------
                                                                      2001                2000                 1999
                                                                -----------------   ------------------   -----------------

INTEREST INCOME
     Loans and fees on loans                                    $     5,040,259     $    3,713,902       $    2,469,213
     Investment securities                                              457,966            586,035              628,112
     Federal funds sold and short term investments                      242,601            334,086               43,459
                                                                ---------------    ---------------       --------------
         Total interest income                                        5,740,826          4,634,023            3,140,784

INTEREST EXPENSE
     Deposits and borrowings                                          2,704,990          2,450,184            1,458,633
                                                                ---------------    ---------------       --------------
         Net interest income                                          3,035,836          2,183,839            1,682,151

PROVISION FOR POSSIBLE LOAN LOSSES                                      467,000            251,107              154,168
                                                                ---------------    ---------------       --------------

         Net interest income after provision for possible
            loan losses                                               2,568,836          1,932,732            1,527,983
                                                                ---------------    ---------------       --------------
NONINTEREST INCOME
     Service fees on deposit accounts                                   295,624            264,154              157,988
     Loss on sale of investment securities                              (11,381)            (8,959)             (32,702)
     Other income                                                        85,488             38,287               29,645
                                                                ---------------    ---------------       --------------

         Total noninterest income                                       369,731            293,482              154,931
                                                                ---------------    ---------------       --------------
NONINTEREST EXPENSES
     Salaries and wages                                               1,180,492            890,572              725,410
     Employee benefits                                                  116,709             87,605               66,292
     Supplies and printing                                               81,324             51,222               36,595
     Advertising and public relations                                    81,605             34,598               23,126
     Professional fees                                                   88,589            141,699              134,466
     Depreciation and amortization                                      233,449            175,523              197,986
     Occupancy                                                          121,114             53,485               49,268
     Data processing fees                                               156,422             96,560               70,805
     Other operating expenses                                           344,052            319,101              292,045
                                                                ---------------    ---------------       --------------
         Total noninterest expenses                                   2,403,756          1,850,365            1,595,993
                                                                ---------------    ---------------       --------------
         Income before income taxes                                     534,811            375,849               86,921
INCOME TAX EXPENSE                                                       75,517            145,126               34,000
                                                                ---------------    ---------------       --------------
         Net income                                             $       459,294     $      230,723       $       52,921
                                                                ===============    ===============       ==============
BASIC NET INCOME PER
     COMMON SHARE                                               $          0.46     $         0.31       $         0.07
                                                                ===============     ==============       ==============
DILUTED NET INCOME PER
     COMMON SHARE                                               $          0.46     $         0.28       $         0.06
                                                                ===============     ==============       ==============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING

        Basic                                                           990,302            736,118              735,868
                                                                ===============     ==============       ==============
        Diluted                                                       1,000,369            822,407              824,050
                                                                ===============     ==============       ==============


  The accompanying notes are an integral part of these consolidated financial statements.


                                     BEACH FIRST NATIONAL BANCSHARES, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                                            Retained       other          Total
                                                              Common stock        Paid-in   earnings   comprehensive  shareholders'
                                                        Shares          Amount    capital   (deficit)  income (loss)     equity
                                                       -----------  ----------- ---------- ----------  ------------- ---------------

BALANCE, DECEMBER 31, 1998                               735,868   $  735,868  $ 6,476,481  $(740,819) $     2,126   $   6,473,656
                                                                                                                      ------------
     Net income                                                                                52,921                       52,921
     Other comprehensive loss, net of income taxes:
        Unrealized loss on investment securities                                                          (234,847)       (234,847)
Plus reclassification adjustments for losses
             included in net income
               included in net income                                                                       21,583          21,583
                                                                                                                      ------------
     Comprehensive loss                                                                                                   (160,343)
                                                       ----------   ---------   ----------   --------   ----------    ------------
BALANCE, DECEMBER 31, 1999                               735,868      735,868    6,476,481   (687,898)    (211,138)      6,313,313
                                                                                                                      ------------
     Net income                                                                               230,723                      230,723
     Other comprehensive income, net of income taxes:
        Unrealized gain on investment securities                                                           163,721         163,721
          Plus reclassification adjustments for losses
             included in net income
               included in net income                                                                        5,913           5,913
                                                                                                                      ------------
     Comprehensive income                                                                                                  400,357
     Exercise of stock options                             1,500        1,500       13,500                                  15,000
                                                       ---------   ----------   ----------  ---------   ----------    ------------
BALANCE, DECEMBER 31, 2000                               737,368      737,368    6,489,981   (457,175)     (41,504)      6,728,670
                                                                                                                      ------------
     Net income                                                                               459,294                      459,294
     Other comprehensive income, net of income taxes:
        Unrealized gain on investment securities                                                            77,042          77,042
          Plus reclassification adjustments for losses
             included in net income
                included in net income                                                                       4,906           4,906
                                                                                                                      ------------
     Comprehensive income                                                                                                  541,242
     Issuance of common stock, less offering expenses
     of $258,824                                         581,000      581,000    5,297,918                               5,878,918
                                                       ---------   ----------   ----------   --------   ----------    ------------
BALANCE, DECEMBER 31, 2001                             1,318,368   $1,318,368  $11,787,899   $  2,119       40,444    $ 13,148,830
                                                       =========   ==========   ==========   ========   ==========    ============


  The accompanying notes are an integral part of these consolidated financial statements.


                   BEACH FIRST BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the years ended December 31,
                                                                        ------------------------------------------------------
                                                                              2001               2000              1999
                                                                        -----------------  -----------------  ----------------

OPERATING ACTIVITIES
     Net income                                                         $        459,294   $      230,723      $       52,921
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                           225,754          175,523             197,986
         Deferred income taxes                                                  (189,449)         129,286              31,000
         Provision for loan losses                                               467,000          251,107             154,168
         Writedown on real estate acquired in settlement of loans                      -           11,426              50,000
         Loss on sale of investment securities                                    11,381            8,959              32,702
         Decrease (increase) in other assets                                      43,721         (176,699)           (203,788)
         Increase in other liabilities                                           188,182          128,771             120,172
                                                                         ---------------   --------------      --------------
             Net cash provided by operating activities                         1,205,882          759,096             435,161
                                                                         ---------------   --------------      --------------

INVESTING ACTIVITIES
     Proceeds from sale of investment securities                               2,338,654        1,548,201           4,678,226
     Purchase of investment securities                                                 -         (209,313)         (2,790,691)
     Purchase of FHLB stock                                                      (21,900)               -                   -
     Decrease (increase) in Federal funds sold and short term
           investments                                                         1,405,878       (6,984,786)          2,250,000
     Increase in loans, net                                                  (17,921,511)     (13,174,903)        (11,450,941)
     Proceeds from sale of real estate acquired in
           settlement of loans                                                   155,000                -                   -
     Purchase of premises and equipment                                       (1,253,302)        (271,024)            (96,556)
     Proceeds from disposal of premises and equipment                                  -           24,085                   -
                                                                         ---------------   --------------      --------------
             Net cash used by investing activities                           (15,297,181)     (19,067,740)         (7,510,345)
                                                                         ---------------   --------------      --------------

FINANCING ACTIVITIES
     Proceeds from Federal Home Loan Bank advances                                     -                -           1,900,000
     Repayments of Federal Home Loan Bank advances                                     -       (1,900,000)                  -
     Increase (decrease) in Federal funds purchased                                    -         (920,000)            920,000
     Net increase in deposits                                                 10,406,457       19,890,490           5,700,978
     Exercise of stock options                                                         -           15,000                   -
     Issuance of common stock                                                  5,878,918                -                   -
                                                                         ---------------   --------------      --------------
             Net cash provided by financing activities                        16,285,375       17,085,490           8,520,978
                                                                         ---------------   --------------      --------------

             Net increase (decrease) in cash                                   2,194,076       (1,223,154)          1,445,794

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
     YEAR                                                                      1,192,989        2,416,143             970,349
                                                                         ---------------   --------------      --------------
CASH AND EQUIVALENTS AT END OF YEAR                                      $     3,387,066   $    1,192,989      $    2,416,143
                                                                         ===============   ==============      ==============

CASH PAID FOR
     Interest                                                            $     2,718,206   $    2,378,832      $    1,447,576
                                                                         ===============   ==============      ==============
     Income taxes                                                        $        16,640   $        1,910      $        1,000
                                                                         ===============   ==============      ==============
SCHEDULE OF NONCASH INVESTING ACTIVITY
             Real estate acquired in settlement of loans                 $       155,000   $            -      $      288,074
                                                                         ===============   ==============      ==============


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

   Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

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

   Investment securities

         The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income (loss)).

2. Held to maturity: These are investment securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. The Company currently has no held to maturity securities.

3. Trading: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the statement of income. The Company has no trading securities.

   Other investments

         The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. The stock is generally pledged against any borrowings from these institutions. No ready market exists for the stock and it has not quoted market value. However, redemption of these stocks has historically been at par value.

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

         Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income then to principle.

         A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2001 and 2000, the Company had no impaired loans.


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

   Property and equipment

         Furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in net income.

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

   Earnings Per Share

         SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share

         Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented.

         The weighted average number of common shares outstanding for basic net income per common share was 990,302 in 2001, and 736,118 in 2000 and735,868 in 1999. The weighted average number of common shares outstanding for diluted net income per common share was 1,000,369 in 2001, 822,407 in 2000 and 824,050 in 1999.

Reclassifications

         Certain previously reported amounts have been reclassified to conform to the current year presentation. Such changes had no effect on previously reported net income or shareholders' equity.

Recently issued accounting standards

         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125, " was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 in 2001 did not have a material effect on the Company.

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company was required to adopt the provisions of SFAS No. 141 immediately and must adopt SFAS No. 142 effective January 1, 2002. The adoption of the provisions of SFAS No. 141 in 2001 did not have a material effect on the Company. The adoption of SFAS No. 142 is not expected to have a material effect on the Company.

         In August 2001, the FASB issued SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived assets. The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have a material impact on the Company's financial position.

         On July 2, 2001, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB 102 expresses the SEC's views on the development, documentation and application of a systematic methodology for determining the allowance for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. A concurrent statement was also issued by the Federal Financial Institutions Examination Council ("FFIEC"). The Company believes that it is currently in compliance with the requirements of SAB 102.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2001 and 2000 these required reserves were met by vault cash.

NOTE 3 - INVESTMENT SECURITIES

         The amortized costs and fair value of available for sale investment securities are as follows:

                                                                    December 31, 2001
                                        ---------------------------------------------------------------------------
                                             Amortized                 Gross unrealized                   Fair
                                                cost               gains             losses              value
                                        --------------------   ---------------    --------------     --------------

Federal agencies                        $            199,445   $      11,867      $           -      $      211,312
Mortgage-backed                                    5,420,512          69,166             19,010           5,470,668
                                        --------------------   -------------      -------------      --------------
         Total securities               $          5,619,957   $      81,033      $      19,010      $    5,681,980
                                        ====================   =============      =============      ==============

                                                                    December 31, 2000
                                        ---------------------------------------------------------------------------
Federal agencies                        $           662,903    $       6,507       $        150      $      669,260
Mortgage-backed                                   7,299,032           11,866             81,025           7,229,873
                                        -------------------    -------------       ------------      --------------
         Total securities               $         7,961,935    $      18,373       $     81,175      $    7,899,133
                                        ===================    =============       ============      ==============

         The amortized costs and fair values of investment securities at December 31, 2001, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Amortized cost          Fair value
                                         -------------------    ----------------

  Due after five through ten years        $        199,445       $      211,312
  Due after ten years                            5,420,512            5,470,668
                                         -------------------    ----------------
           Total investment securities    $      5,619,957       $    5,681,980
                                         ===================    ================

         During 2001, 2000, and 1999 gross proceeds from the sale of investment securities were $2,338,654, $1,548,201, and $4,678,226, respectively. Net losses from the sale of investment securities in 2001, 2000, and 1999 were $11,381, $8,959, and $32,702, respectively. Securities pledged as collateral for public funds and other purposes as of December 31, 2001 and 2000 were $4,967,103 and $4,199,635, respectively.

NOTE 4 - LOANS

         The composition of net loans by major loan category is presented below:

                                                        December 31,
                                           -------------------------------------
                                                  2001                  2000
                                           ----------------    -----------------

Commercial                                 $   13,453,083      $      8,719,474
Real estate - construction                      2,368,358             3,604,153
Real estate - mortgage                         39,046,158            27,171,980
Consumer                                        8,336,044             6,126,548
                                           --------------     -----------------

Loss, gross                                    63,203,643            45,622,155
Less allowance for possible loan losses          (851,222)             (569,245)
                                           --------------     -----------------

Loans, net                                 $   62,352,421      $     45,052,910
                                           ==============     =================

         At December 31, 2001and 2000 nonaccruing loans were $107,377 and $104,815, respectively.


NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The allowance for possible loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

         Activity within the allowance for possible loan losses account follows:

                                            For the years ended December 31,
                                       -----------------------------------------
                                          2001           2000           1999
                                       ------------  -------------  ------------
   Balance, beginning of year          $   569,245   $    408,878  $    263,215
   Recoveries of loans previously
   charged against the allowance             4,549              -             -
   Provision for loan losses               467,000        251,107       154,168
   Loans charged against the allowance    (189,572)       (90,740)       (8,505)
                                       -----------   ------------  ------------

   Balance, end of year                $   851,222   $    569,245  $    408,878
                                       ===========   ============  ============

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

                                                       December 31,
                                          --------------------------------------
                                               2001                  2000
                                          ------------------    ----------------

    Land                                  $        218,608     $        218,608
    Buildings and improvements                   1,862,789              996,724
    Furniture and equipment                      1,072,357              672,940
    Software                                       272,610              173,406
    Construction in progress                           771              112,156
                                          ----------------     ----------------

                                                 3,427,135            2,173,834
    Accumulated depreciation                      (858,660)            (627,387)
                                          ----------------     ----------------

             Total property and equipment $      2,568,475     $      1,546,447
                                          ================     ================

         Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $231,274, $146,918, and $180,136, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:


       Type of Asset           Life in Years      Depreciation Method
       --------------          -------------      -------------------

    Software                         3                 Straight-line
    Furniture and equipment          5 to 7            Straight-line
    Buildings and improvements       5 to 40           Straight-line


NOTE 7 - REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

         During January of 1998, the Bank discovered a kiting operation involving two customers' accounts. In 1999, as part of recovering amounts at risk from the fraud, a deed was taken in lieu of foreclosure on a single family residence. The residence was sold in 2000. During 2000 and 1999, $58,927 and $61,192, respectively, of amounts previously thought to be recoverable from the sale of the real estate were charged to operations in writedowns to real estate and in other operating expenses. Management believes all related losses due to the fraud have been recorded and no additional losses will be incurred.


NOTE 8 - DEPOSITS

           The following is a detail of the deposit accounts:

                                                           December 31,
                                                --------------------------------
                                                   2001             2000
                                                --------------   --------------
   Non-interest bearing                         $   11,968,934   $    5,525,253
   Interest bearing:
            Interest bearing checking accounts       3,911,552        2,148,148
            Money market accounts                   13,962,249       12,085,652
            Savings                                  2,824,451        3,133,648
            Time, less than $100,000                20,706,965       21,181,849
            Time, $100,000 and over                 13,758,817       12,651,961
                                                --------------   --------------
   Total deposits                               $   67,132,968   $   56,726,511
                                                ==============   ==============

         Interest expense on time deposits greater than $100,000 was $689,842 in 2001, $647,924 in 2000, and $312,030 in 1999.

         At December 31, 2001 the scheduled maturities of certificates of deposit are as follows:

                   2002                          $       26,563,437
                   2003 through 2004                      7,280,700
                   2005                                     621,645
                                                 ------------------
                                                 $       34,465,782
                                                 ==================

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


NOTE 10 - LINES OF CREDIT

         At December 31, 2001, the Bank had $10,000,000 of lines of credit to purchase federal funds from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

NOTE 11 - INCOME TAXES
         The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31:

                                             2001          2000         1999
                                         ------------ ------------  -----------
 Income taxes currently payable
          Federal                        $   255,728  $          -  $         -
          State                               12,100        15,840        1,890
                                         -----------  ------------  -----------
                                             267,828        15,840        1,890
                                         -----------  ------------  -----------

 Tax consequences of differences
          Allowance for loan losses          (84,002)            -            -
          Depreciation                         3,970         4,470       24,680
          Net operating loss                       -       124,816        7,430
          Valuation allowance adjustment    (112,279)            -            -
                                         -----------  ------------  -----------
                                            (192,311)      129,286       32,110
                                         -----------  ------------  -----------

                   Provision             $    75,517  $    145,126  $    34,000
                                         ===========  ============  ===========

         The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                  Deferred tax asset (liability)
                                                 -------------------------------
                                                     2001            2000
                                                 --------------  ---------------
 Allowance for loan losses                        $     282,477   $     198,475
 Unrealized (gain) loss on investment securities        (21,580)         22,661
 Depreciation                                           (33,120)        (29,150)
                                                  -------------   -------------
                                                        227,777         191,986
          Less valuation allowance                            -        (112,279)
                                                  -------------   -------------
                   Net deferred tax asset         $     227,777   $      79,707
                                                  =============   =============

         The net deferred tax asset is reported in other assets in the balance sheets at December 31, 2001 and 2000. The recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized through future realization of profits on a "more likely than not" basis. The analysis of available evidence is performed on an ongoing basis utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods or that additional valuation allowances may not be recorded in the future periods.

         The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                             2001                      2000                          1999
                                   -------------------------  ------------------------    ----------------------------
                                      Amount          %          Amount          %            Amount            %
                                   --------------  -------    -------------   --------    ---------------   ----------
Tax expense at statutory rate      $   181,835        34%     $   127,790        34%      $      29,550          34%
Increase (decrease) in taxes
   Resulting from:
   State bank tax (net of                7,990         1           10,455         3               1,250           1
   federal benefit)
   Valuation allowance                (112,279)      (21)           6,881         2               3,200           4
   Other                                (2,029)        -                -         -                   -           -
                                   -----------  --------      -----------   -------         -----------    --------

   Tax provision                   $    75,517        14%     $   145,126        39%      $      34,000          39%
                                   ===========  ========      ===========   =======         ===========    ========


NOTE 12 - RELATED PARTY TRANSACTIONS

         Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

         A summary of loan transactions with directors, including their affiliates, and executive officers follows:

                                     For the years ended December 31,
                            -----------------------------------------------

                                 2001              2000             1999
                            -------------    ---------------   ------------

Balance, beginning of year  $   4,835,728    $     3,936,854   $  2,505,386
New loans                       3,129,598          2,757,853      3,315,398
Less loan payments              2,195,346          1,858,979      1,883,930
                            -------------    ---------------   ------------
Balance, end of year        $   5,769,980    $     4,835,728   $  3,936,854
                            =============    ===============   ============

         Deposits by directors, including their affiliates and executive officers, at December 31, 2001 and 2000, approximated $7,175,000 and $4,924,000, respectively.


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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2001, unfunded commitments to extend credit were $4,498,405, of which $1,134,065 was at fixed rates and $3,364,340 was at variable rates. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

         At December 31, 2001, there was a $1,490,978 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

NOTE 14 - EMPLOYEE BENEFIT PLAN

         The Company sponsors the Beach First National Bank Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2001, 2000, and 1999 amounted to $33,125, $18,416, $11,854, respectively.

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

                                                  For the years ended December 31,
                                        ------------------------------------------------------
                                             2001                2000               1999
                                        ---------------    -----------------    --------------

Net income
         As reported                    $    459,294       $ 230,723            $    52,921
         Pro forma                           433,456         193,968                 (1,451)
Basic net income per common share
         As reported                             .46              .31                   .07
         Pro forma                               .44              .26                   .00
Diluted net income per common share
         As reported                             .46              .28                   .06
         Pro forma                               .43              .24                   .00

         The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 4.5 percent, the expected option life was 6 to 10 years and the assumed dividend rate was zero.

         A summary of the status of the plan as of December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                            2001                           2000                         1999
                                -----------------------------    -----------------------------  -----------------------------
                                                 Weighted                         Weighted                     Weighted
                                                  average                          average                      average
                                   Shares     exercise price       Shares       exercise price     Shares    exercise price
                                  -------     --------------      -------       --------------    -------    --------------


Outstanding at beginning
of year                             88,862      $    10.24         104,978     $    10.08        103,978    $    10.07
Granted                              7,000           11.50           5,000          12.50          1,000         12.00
Exercised                                -               -          (1,500)         10.00              -             -
Forfeited or expired                (3,000)          10.50         (19,616)         10.00              -             -
                              ------------                     -----------                     ---------
Outstanding at end
     of year                        92,862           10.33          88,862          10.24        104,978         10.08
                              ============                     ===========                     =========

Options exercisable at
     year-end                       81,688           10.13          77,091          10.05         69,714         10.02
                              ============                     ===========                    ==========
Shares available for
     grant                          15,638                          19,638                         5,022
                              ============                     ===========                    ==========


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

NOTE 17 -  SECONDARY OFFERING OF COMMON STOCK

         On July 24, 2001, the Company issued 520,000 shares of common stock in connection with an underwritten public offering registered with the SEC on Form S-2. The Company received $5.56 million in gross proceeds in connection with the issuance. On August 13, 2001, the Company issued an additional 61,000 shares of common stock for gross proceeds of $652,000 in connection with the exercise of the overallotment option for this offering.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 2001, the most recent notification of the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                            To be well capitalized
                                                                    For capital             under prompt corrective
                                                                 adequacy purposes             action provisions
                                                              -------------------------------------------------------
                                   Actual                Minimum                       Minimum
                                 ------------------------------------------------------------------------------------
                                   Amount            Ratio        Amount         Ratio        Amount           Ratio
                                 ----------       ----------   ------------    --------   --------------    ---------
                                                                    (amounts in $000)
As of December 31, 2001
Total Capital (to risk
weighted assets)                   $ 11,156         17.1%       $   5,211       8.0%      $     6,513          10.0%
Tier 1 Capital (to risk
weighted assets)                     10,305         15.8            2,605       4.0             3,908           6.0
Tier 1 Capital (to average
assets)                              10,305         12.7            3,251       4.0             4,064           5.0

As of December 31, 2000
Total Capital (to risk
weighted assets)                   $  6,428         13.8%       $   3,731       8.0%      $     4,664          10.0%
Tier 1 Capital (to risk
weighted assets)                      5,859         12.6            1,866       4.0             2,798           6.0
Tier 1 Capital (to average
assets)                               5,859          9.4            2,499       4.0             3,123           5.0


NOTE 19 -FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold and short term investments, demand deposit accounts, and interest-bearing accounts with no fixed maturity date.

         Securities are valued using quoted market prices. Fair value for the Company's off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.

         Fair value for fixed rate loans maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

         Fair value for Certificate of deposit accounts are valued by discounting at rates currently available on similar account types.

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

The estimated fair values of the Company's financial instruments are as follows:

                                                                                December 31,
                                                       ----------------------------------------------------------------
                                                                   2001                             2000
                                                       ------------------------------  --------------------------------
                                                          Carrying       Fair             Carrying            Fair
                                                          amount         value            amount             value
                                                       --------------  --------------  ----------------  --------------

Financial Assets:
    Cash and due from banks                              $ 3,387,066     $ 3,387,066        $1,359,158   $  1,359,158
    Federal funds sold and short term investments          5,679,291       5,679,291         6,919,000      6,919,000
    Investment securities                                  5,681,980       5,681,980         7,899,133      7,899,133
    Federal Reserve Bank stock                               164,700         164,700           164,700        164,700
    Federal Home Bank Loan Bank stock                        144,100         144,100           122,200        122,200
    Loans, net                                            62,352,421      62,558,325        45,052,910     44,232,947

Financial Liabilities:
    Deposits                                              67,132,968      68,416,910        56,726,511     64,055,576

Financial Instruments with Off-Balance Sheet  Risks:
    Commitments to extend credit                           4,498,405       4,498,405         6,225,000      6,225,000
    Standby letters of credit                              1,490,978       1,490,978           840,999        840,999


NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Beach First National Bancshares, Inc. (parent company only):

                                              Condensed Balance Sheets

                                                                         --------------------------------------
                                                                                        December 31,
                                                                         --------------------------------------
                                                                              2001                    2000
                                                                         ----------------       ---------------
Assets
Cash                                                                     $     2,293,490       $         9,344
Due from Bank subsidiary                                                         195,697               317,901
Investment in Bank subsidiary                                                 10,340,271             5,816,629
Securities available for sale                                                    353,036               600,454
Other assets                                                                       3,808                26,491
                                                                         ---------------       ---------------
         Total assets                                                    $    13,186,302       $     6,770,819
                                                                         ===============       ===============

Liabilities and Shareholders' Equity
Accounts payable                                                         $        37,472       $        42,149
Shareholders' equity                                                          13,148,830             6,728,670
                                                                         ---------------       ---------------

         Total liabilities and shareholders' equity                      $    13,186,302       $     6,770,819
                                                                         ===============       ===============


                                           Condensed Statements of Income

                                                                      For the years ended December 31,
                                                            ----------------------------------------------
                                                                 2001            2000             1999
                                                            ---------------  -------------   -------------

Revenues
Interest income                                             $       53,364   $     40,681    $     40,337
Gain (loss) on sale of securities                                     (788)           167          (1,363)
Other income                                                             -              -              91
                                                            --------------   ------------    ------------
         Total revenues                                             52,576         40,848          39,065
                                                            --------------   ------------    ------------

Expenses
Amortization                                                         2,175          2,900           2,900
Other expenses                                                      37,163         31,384          25,081
                                                            --------------   ------------    ------------
         Total expenses                                             39,338         34,284          27,981
                                                            --------------   ------------    ------------

Income before equity in undistributed
  net income of Bank subsidiary                                     13,238          6,564          11,084
Equity in undistributed net income of Bank
  Subsidiary                                                       446,056        224,159          41,837
                                                            --------------   ------------    ------------


         Net income                                         $      459,294   $    230,723    $     52,921
                                                            ==============   ============    ============


                                            Condensed Statements of Cash Flows

                                                                 --------------------------------------------------
                                                                         For the years ended December 31,
                                                                 --------------------------------------------------
                                                                    2001               2000             1999
                                                                 --------------     -------------    --------------

Operating activities
  Net income                                                     $    459,294      $    230,723     $    52,921
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
   Equity in undistributed net income of
    the bank subsidiary                                              (446,056)         (224,159)        (41,837)
  Amortization                                                          2,175             2,900           2,900
  Decrease (increase) in due from Bank                                122,210          (213,147)        248,284
  (Gain) loss on sale of securities                                       788              (167)          1,363
  (Increase) decrease in order assets                                  19,783           (12,795)         (5,915)
  Increase (decrease) in accounts payable                              (4,677)           24,653          (3,659)
                                                                 ------------     -------------    ------------

         Net cash provided by (used for) operating activities         153,517          (191,992)        254,057
                                                                 ------------     -------------    ------------

Investing activities
  Additional investment in bank                                    (4,000,000)                -               -
  Purchase of securities available for sale                                 -                 -        (343,000)
  Proceeds from sale of securities available for sale                 251,711           130,082         132,407
                                                                 ------------     -------------    ------------

         Net cash provided (used for) investing activities         (3,748,289)          130,082        (210,593)
                                                                 ------------     -------------    ------------
Financing activities
Proceeds from issuance of stock                                     5,878,918                 -               -
Proceeds from exercise of stock options                                     -            15,000               -
                                                                 ------------     -------------    ------------
         Net cash provided by financing activities                  5,878,918            15,000               -
                                                                 ------------     -------------    ------------
         Net increase (decrease) in cash and cash
            equivalents                                             2,284,146           (46,910)         43,464
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            9,344            56,254          12,790
                                                                 ------------     -------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  2,293,490      $      9,344     $    56,254
                                                                 ============     =============    ============


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 is incorporated herein by reference.

Item 10.  Executive Compensation

         In response to this Item, the information contained on pages 6 through 8 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         In response to this Item, the information contained on page 9 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2002 is incorporated herein by reference.

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

13       Annual Report to Shareholders for the year ended December 31, 2001

21.1.    Subsidiaries of the Company


(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the fourth quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   March 1, 2002              By: /s/ Walter E. Standish, III
       -------------------------       -----------------------------------------
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

Signature                                               Title                                   Date
-----------------------------------------               -------------------                     --------------

/s/ Michael Bert Anderson
-----------------------------------------
Michael Bert Anderson                                   Director                                March 1, 2002

/s/ Orvis Bartlett Buie
-----------------------------------------
Orvis Bartlett Buie                                     Director                                March 1, 2002

/s/ Raymond E. Cleary, III
-----------------------------------------
Raymond E. Cleary III                            Chairman and Director                          March 1, 2002

/s/ Michael D. Harrington
-----------------------------------------
Michael D. Harrington                                   Director                                March 1, 2002

/s/ Joe N. Jarrett, Jr.
-----------------------------------------
Joe N. Jarrett, Jr.                                     Director                                March 1, 2002

/s/ Richard E. Lester
-----------------------------------------
Richard E. Lester                                       Director                                March 1, 2002

/s/ Leigh Ammons Meese
-----------------------------------------
Leigh Ammons Meese                                      Director                                March 1, 2002



Signature                                               Title                                   Date
-----------------------------------------               -------------------                     --------------


/s/ Rick H. Seagroves
-----------------------------------------
Rick H. Seagroves                                       Director                               March 1, 2002

/s/ Don J. Smith
-----------------------------------------
Don J. Smith                                            Director                               March 1, 2002

/s/ Samuel Robert Spann
-----------------------------------------
Samuel Robert Spann, Jr.                                Director                               March 1, 2002

/s/ B. Larkin Spivey, Jr.
-----------------------------------------
B. Larkin Spivey, Jr.                                   Director                               March 1, 2002

/s/ Walter E. Standish, III
-----------------------------------------
Walter E. Standish, III                       President, CEO, and Director                     March 1, 2002

/s/ James C. Yahnis
-----------------------------------------
James C. Yahnis                                         Director                               March 1, 2002

/s/ Richard N. Burch
-----------------------------------------
Richard N. Burch                              Chief Financial Officer and                      March 1, 2002
                                              Principal Accounting Officer