Form 10QSB
period 2002-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2002-05-09
CIK 949228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2002
                                          --------------

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

                        Commission file number: 33-95562

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)

       South Carolina                                    58-1030117
  ------------------------                               -----------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

               1550 Oak Street, Myrtle Beach, South Carolina 29577
                    (Address of principal executive offices)

                                 (843) 626-2265
                              --------------------
                           (Issuer's telephone number)

                                 Not Applicable
                           --------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 25, 2002, 1,318,368 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.




              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                           Consolidated Balance Sheets

                                                                             March 31,                   December 31,
                                                                     2002           2001                     2001
                                                                     ----           -----                    ----
                                                                    (unaudited)    (unaudited)            (audited)
                                                                    ----------      ---------              -------
          ASSETS
Cash and due from banks                                          $  1,625,858    $     1,727,765        $  3,387,066
Federal funds sold and short-term investments                       2,990,000          6,295,072           5,679,291
Investment securities available for sale                            6,447,304          7,215,812           5,681,980
Loans, net                                                         68,573,079         50,881,545          62,352,421
Federal Reserve Bank stock                                            164,700            164,700             164,700
Federal Home Loan Bank stock                                          160,300            144,100             144,100
Premises and equipment, net                                         2,411,855          1,805,794           2,568,475
Other assets                                                          946,989            745,155             806,782
                                                                 ------------     --------------        ------------
      Total assets                                               $ 83,320,085    $    68,979,943        $ 80,784,815
                                                                 ============    ===============        ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                                  $ 11,230,026        $ 8,111,299        $ 11,968,934
   Interest bearing deposits                                       58,146,229         53,585,656          55,164,034
                                                                 ------------     --------------        ------------
     Total deposits                                                69,376,255         61,696,955          67,132,968
Other liabilities                                                     648,967            389,206             503,017
                                                                 ------------     --------------        ------------
     Total liabilities                                             70,025,222         62,086,161          67,635,985
                                                                 ------------     --------------        ------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   authorized; 1,318,368 issued and outstanding
   as of  March 31, 2002 and December 31, 2001,
   and 737,368 as of March 31, 2001                                 1,318,368            737,368           1,318,368
Paid-in capital                                                    11,787,899          6,489,981          11,787,899
Retained earnings (deficit)                                           167,112          (347,394)               2,119
Accumulated other comprehensive income                                 21,484             13,827              40,444
                                                                 ------------     --------------        ------------
     Total shareholders' equity                                    13,294,863          6,893,782          13,148,830
                                                                 ------------     --------------        ------------
      Total liabilities and shareholders' equity                 $ 83,320,085       $ 68,979,943        $ 80,784,815
                                                                 ============       ============        ============




The accompanying notes are an integral part of these consolidated financial statements.
                                       2



              Beach First National Bancshares, Inc, and Subsidiary
                          Myrtle Beach, South Carolina
                        Consolidated Statement of Income
                                   (unaudited)
                                                                                    Three Months Ended
                                                                                          March 31
                                                                              2002                   2001
                                                                              ----                   ----

INTEREST INCOME
   Interest and fees on loans                                              $    1,322,069         $    1,130,407
   Investment securities                                                           92,547                136,720
   Federal funds sold                                                              22,780                 83,952
                                                                           --------------         --------------
          Total interest income                                                 1,437,396              1,351,079

INTEREST EXPENSE
   Deposits                                                                      516,271                732,739
   Other borrowings                                                                                       1,590
                                                                          --------------         --------------
          Total interest expense                                                 516,271                734,329

          Net interest income                                                    921,125                616,750

PROVISION FOR POSSIBLE LOAN
   LOSSES                                                                         84,000                 70,000
                                                                          --------------         --------------
          Net interest income after  provision for possible
            loan losses                                                          837,125                546,750
                                                                          --------------         --------------

NONINTEREST INCOME
   Service fees on deposit accounts
                                                                                  85,661                 71,401
   Loss on sale of investment securities                                             487                 (3,025)
   Other income                                                                   34,558                 13,779
                                                                          --------------         --------------
          Total noninterest income                                               120,706                 82,155
                                                                          --------------         --------------
NONINTEREST EXPENSES
   Salaries and wages                                                            313,144                240,622
   Employee benefits                                                              57,873                 22,990
   Supplies and printing                                                          20,515                 11,744
   Advertising and public relations                                                7,313                 16,362
   Professional fees                                                              23,655                 12,938
   Depreciation and amortization                                                  73,344                 36,164
   Occupancy                                                                      54,369                 14,342
   Data processing fees                                                           39,320                 31,283
   Other operating expenses                                                      106,983                 68,133
                                                                          --------------         --------------
          Total noninterest expenses                                             696,516                454,578
                                                                          --------------         --------------

          Income before income taxes                                             261,315                174,327

INCOME TAX EXPENSE                                                               (96,322)               (64,545)
                                                                          --------------         --------------

          Net  income                                                     $      164,993         $      109,782
                                                                          ==============         ==============

BASIC NET INCOME PER COMMON SHARE                                         $          .13         $          .15
                                                                          ==============         ==============


DILUTED NET INCOME PER COMMON SHARE                                       $          .12         $          .14
                                                                          ==============         ==============
Weighted average common shares outstanding - basic                             1,318,368                731,880
Weighted average common shares outstanding - diluted                           1,320,765                784,157


The accompanying notes are an integral part of these consolidated financial statements.



              Beach First National Bancshares, Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                     Accumulated
                                                                                                        Other           Total
                                                     Common stock          Paid-in      Retained    Comprehensive   Shareholders'
                                                 Shares       Amount       Capital      Deficit        Income          Equity
                                                 ------       ------       -------      -------        ------          ------

BALANCE, DECEMBER 31, 2000                         737,368     $737,368    $6,489,981  $ (457,175)   $     (41,504)    $ 6,728,670

   Net income                                            -            -             -      109,781               -         109,781
Other comprehensive income, net of taxes:
  Unrealized loss on investment securities               -            -             -            -          53,334          53,334
  Less reclassification adjustments for losses
    included in net income                               -            -             -            -           1,997           1,997
                                                                                                                       -----------
  Comprehensive income                                   -            -             -            -               -         165,112
                                               -----------   ----------   -----------  -----------   -------------     -----------
BALANCE, MARCH 31, 2001                            737,368   $  737,368   $ 6,489,981  $  (347,394)  $      13,827     $ 6,893,782
                                               ===========   ==========   ===========  ===========   =============     ===========


                                                                                                       Accumulated
                                                                                                          Other          Total
                                                     Common stock          Paid-in      Retained      Comprehensive  Shareholders'
                                                 Shares       Amount       Capital      Earnings         Income          Equity
                                                 ------       ------       -------      --------         ------          ------

BALANCE, DECEMBER 31, 2001                       1,318,368   $1,318,368   $11,787,899  $     2,119    $     40,444    $ 13,148,830
   Net income                                            -            -             -      164,993               -         164,993
Other comprehensive income, net of taxes:
  Unrealized loss on investment securities               -            -             -            -         (18,960)        (18,960)
  Less reclassification adjustments for losses
    included in net income                               -            -             -            -               -               -
  Comprehensive income                                   -            -             -            -               -         146,033
                                               -----------   ----------   -----------  -----------    ------------     -----------
BALANCE, MARCH 31, 2002                          1,318,368   $1,318,368   $11,787,899  $   167,112    $     21,484    $ 13,294,863
                                               ===========   ==========   ===========  ===========    ============     ===========


The accompanying notes are an integral part of these consolidated financial statements.



              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                  2002               2001
                                                                                  ----               ----


OPERATING ACTIVITIES
   Net income                                                               $         164,993    $       109,782
   Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
        Deferred income taxes                                                          64,687             16,141
        Provisions for loan losses                                                     84,000             70,000
        Depreciation and amortization                                                  73,344             36,164
        Loss on sale of investment securities                                           8,654              3,025
       (Increase) decrease in other assets                                            (96,469)           (38,687)
        Increase in other liabilities                                                 145,950             74,371
                                                                            -----------------    ---------------
           Net cash provided by operating activities                                  445,159            270,796
                                                                            -----------------    ---------------


INVESTING ACTIVITIES
   Purchase of investment securities                                               (1,525,969)                --
   Purchase of FHLB stock                                                             (16,200)           (21,900)
   Proceeds from sale of investment securities                                        733,037            683,321
   Decrease (increase) in Federal funds sold                                        2,689,291            623,928
   Increase in loans, net                                                          (6,304,658)        (5,898,635)
   Purchase of premises and equipment                                                 (25,149)          (259,347)
                                                                            -----------------    ---------------
        Net cash used in investing activities                                      (4,449,648)        (4,872,633)
                                                                            -----------------    ---------------
FINANCING ACTIVITIES
   Increase (decrease) in Federal funds purchased                                          --                 --
   Net increase (decrease) in deposits                                              2,243,281          4,970,444
                                                                            -----------------    ---------------
          Net cash provided by financing activities                                 2,243,281          4,970,444
                                                                            -----------------    ---------------

          Net increase (decrease) in cash and cash equivalents                     (1,761,208)           368,607

CASH AND DUE FROM BANKS, BEGINNING
   OF PERIOD                                                                $       3,387,066    $     1,359,158
                                                                            =================    ===============
CASH AND DUE FROM BANKS, END OF
   PERIOD                                                                   $       1,625,858    $     1,727,765
                                                                            =================    ===============
CASH PAID FOR
   Income taxes                                                             $          92,664    $         6,861
                                                                            -----------------    ---------------
   Interest                                                                 $         514,731    $       712,567
                                                                            -----------------    ---------------

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. ("Company") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2001.

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

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                             For the Three Months Ended
                                                   March 31, 2002
                                                      Income               Shares            Per Share
                                                   (Numerator)          (Denominator)          Amount
                                                  --------------       --------------      --------------
         Basic EPS                                $      164,993           1,318,368        $       0.13
         Effect of Diluted Securities:
             Stock options                                    --               2,397                (.01)
                                                    ------------          ----------        ------------
         Diluted EPS                              $      164,993           1,320,765        $       0.12


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion contains forward-looking statements that involve risks and uncertainties. "Forward-looking statements" relate to items including, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The company's actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.


Results of Operations

EARNINGS REVIEW

         Our net income was $164,993, or $0.13 per common share, for the three months ended March 31, 2002 as compared to $109,782, or $0.15 per common share, for the three months ended March 31, 2001. The decline in the price per common share price is attributed to the 581,000 shares sold during the secondary stock offering conducted in July, 2001. The improvement in net income reflects our continued growth, as average earning assets increased to $77.7 million during the first three months of 2002 from $61.7 million during the same period of 2001. The return on average assets for the three month period ended March 31 was ..80% in 2002 compared to .69% in 2001; the return on average equity was 5.0% in 2002 versus 3.32% in 2001.

         During the first three months of 2002, net interest income increased to $921,125 from $616,750 in the same period of 2001. The growth in net interest income resulted from an increase of $86,317 in interest income and a decrease in interest expense of $218,058. As described below under "Net Interest Income," interest income increased as a result of our continued growth, yet interest expense declined due to the declining interest rate environment in 2001. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.89% in the first three months of 2002 compared to 3.06% during the same period of 2001. The net interest margin was 4.81% for the three month period ended March 31, 2002 compared to 4.05% for the same period of 2001.

         The provision for loan losses was $84,000 for the three month period ended March 31, 2002, compared to $70,000 for the three month period ended March 31, 2001. Our allowance for loan losses as a percentage of total loans at the end of the period was 1.35% and 1.24% at March 31, 2002 and 2001, respectively. There were no charge-offs for the first three months of 2002 and 2001. We had $63,995 in non-performing loans at March 31, 2002, and $403,863 in non-performing loans at March 31, 2001.

         Noninterest income for the three-month period ended March 31, 2002 was $120,706, compared to $82,155 in the same period of 2001. This increase is due primarily to the growth in the number of deposit accounts, the addition of the VISA check card program and increased fee-related activities of customers.

         Total noninterest expense increased to $696,516 for the three month period ending March 31, 2002 from $454,578 for the three month period ended March 31, 2001. The increase in noninterest expense reflects an increase in most expense categories as a result of our growth to $83.3 million in total assets. Salary, wages and benefits increased $107,405, representing 44% of the total increase in noninterest expenses, due to the addition of ten full-time equivalents from this period in 2001. These staffing increases are due to a new branch opening in Surfside Beach, SC in June 2001. Depreciation and occupancy costs increased $77,207 due to the expansion into Surfside Beach and the leasing of additional operational office space.

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

                Average Balances, Income and Expenses, and Rates


                                       For the three months ended                   For the three months ended
                                              March 31, 2002                              March 31, 2001
                                              --------------                              --------------

                                    Average         Income/      Yield/         Average         Income/      Yield/
                                    Balance         Expense       Rate          Balance         Expense       Rate
                                    -------         -------       ----          -------         -------       ----
Fed funds sold & S/T Invest    $    5,282,372    $     22,780       1.75%  $    5,700,039    $     83,952       5.97%
Investment securities               6,238,246          92,547       6.02        7,898,480         136,720       7.02
Net loans                          66,207,233       1,322,069       8.10       48,089,231       1,130,407       9.52
                               --------------    ------------  ---------   --------------    ------------  ---------
     Total earning assets      $   77,727,851    $  1,437,396       7.50%  $   61,687,750    $  1,351,079       8.87%
                               ==============    ============  =========   ==============    ============  =========

Interest-bearing deposits      $   58,008,211    $    516,271       3.61%  $   51,168,767    $    732,739       5.81%
Other borrowings                                                                  100,000           1,590       6.45
                               --------------    ------------  ---------   --------------    ------------  ---------
     Total interest-bearing
            Liabilities        $   58,008,211    $    516,271       3.61%  $   51,268,767    $    734,329       5.81%
                               ==============    ============  =========   ==============    ============  =========

Net interest spread                                                 3.89%                                       3.06%
Net interest income/margin                       $    921,125       4.81%                    $    616,750       4.05%
                                                 ============  =========                     ============  =========

         As reflected above, for the first three months of 2002 the average yield on earning assets amounted to 7.50%, while the average cost of interest-bearing liabilities was 3.61%. For the same period of 2001, the average yield on earning assets was 8.87% and the average cost of interest-bearing liabilities was 5.81%. The decline in the yield on earning assets is attributed to the declining interest rate environment that occurred in 2001. Average balances on our net loans increased $18.1 million in the quarter ended March 31, 2002 from the quarter ended March 31, 2001, reflecting our success in continuing to build our customer base.

         The net interest margin, computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets, was 4.81% for the three-month period ended March 31, 2002, and 4.05% for same period of 2001. This increase was the result of our asset and liability management during the declining interest rate environment that occurred in 2001, as described below under "Liquidity and Interest Rate Sensitivity."

         The following table presents the changes in our net interest income as a result of changes in the volume and rate of interest-earning assets and interest-bearing liabilities. The change in net interest income is primarily due to increases in the volume of both loans and deposits rather than changes in average rates.

                   Analysis of Changes in Net Interest Income

                                                 --------------------------------------------------------------------
                                                            Three months ended March 31, 2002 versus 2001
                                                 --------------------------------------------------------------------
                                                        Volume               Rate               Net change
                                                        ------               ----               ----------

Fed funds sold & S/T investments                   $      (1,801)        $  (59,371)          $   (61,172)
Investment securities                                    (24,630)           (19,543)              (44,173)
Loans                                                    360,096           (168,434)              191,662
                                                       ---------          ---------              --------
     Total earning assets                                333,665           (247,348)               86,317

Interest-bearing deposits                                 60,871           (277,339)             (216,468)
Other borrowings                                              --             (1,590)               (1,590)
                                                       ---------          ---------              --------
     Total interest-bearing liabilities                   60,871           (278,929)             (218,058)
                                                       ---------          ---------              --------
Net interest income                                 $    272,794         $   31,581           $   304,375
                                                       =========          =========              ========

Provision for Loan Losses

         The provision for loan losses was $84,000 for the first three months of 2002 and $70,000 for the same period of 2001. The increase was the result of increased loan activity and management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Management anticipates loan growth will continue to be strong in 2002 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

Noninterest Income

         Noninterest income was $120,706 in the first three months of 2002 compared to $82,155 in the same period of 2001. Service fees on deposit accounts, the largest component of noninterest income, increased from $71,401 in 2001 to $85,661 in 2002. Other income increased to $34,558 in 2002 from $13,779 in the same period of 2001. Both of these categories of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. The net gain on the sale of investment securities increased to $487 from $(3,025) for the three month period ended March 31, 2002 and 2001 respectively. These losses primarily relate to paydowns on mortgage backed securities, and result from movements in market interest rates since the securities were acquired.

Noninterest Expense

         Total noninterest expense increased from $454,578 for the three months ended March 31, 2001 to $696,516 for the same period of 2002. The increase in noninterest expense reflects an increase primarily in salaries and employee benefits of $107,405, or 44.0% of the total increase. This increase is primarily due to the addition of ten new staff positions in 2001, seven of which occupy the new Surfside Branch office. Increased insurance premiums and an increase in the employer match portion of the company's 401K plan also attributed the increase in salaries and benefits.

         Depreciation and amortization expense increased by $37,180 from the first quarter of 2001 to the same period of 2002 primarily due to the additional expenses associated with our new branch office in Surfside Beach. Occupancy expenses increased by $40,027 from the first quarter of 2001 to this period in 2002 primarily due to the new Surfside branch office and the leasing of operational office space due to our growth.

         For the three month period ended March 31, 2002, data processing expense increased to $39,320 from $31,283 during the same period of 2001. Data processing fees are directly related to increases in the volume of loan, deposit and general ledger accounts and associated transaction activity. The category of other expenses increased to $106,983 for the first three months of 2002 compared to $68,133 for the same period of 2001. This increase was primarily due to increased telephone, data communication, postage and other miscellaneous expenses related primarily to the new branch office and the occupancy of the leased operations space.

BALANCE SHEET REVIEW

Investment Securities

         Total securities averaged $6.2 million in the first three months of 2002 and totaled $6.8 million at March 31, 2002. In the same period of 2001, total securities averaged $7.9 million and totaled $7.5 million at March 31, 2001. At March 31, 2002, the Company's total investment securities portfolio had a book value of $6.7 million and a market value of $6.8 million for an unrealized net gain of $31,408. We primarily invest in U.S. Government Agency and U. S Agency mortgage backed securities.

         At March 31, 2002, short-term investments totaled $3.0 million, compared to $6.3 million at March 31, 2001. These funds are one source of our bank's liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

         Contractual maturities and yields on our investment securities (all available for sale) at March 31, 2002 are set forth on the following table. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                               Investment Securities Maturity Distribution and Yields

                                                   March 31, 2002
                                                    After one but           After five but
                           Within one year        Within five years        Within ten years        After ten years
                           ---------------        -----------------       -----------------        ---------------
                          Amount      Yield       Amount       Yield      Amount      Yield        Amount       Yield
                          ------      -----       ------       -----      ------      -----        ------       -----
          U.S. Treasury   $    ----     ----%    $     ----     ----%    $    ----      ----%   $     ----      ----%

     U.S. Govt Agencies     295,305     2.05%       930,173     3.86%      499,278      6.51%         ----      ----

        Mortgage-backed        ----     ----           ----     ----          ----      ----     4,722,548      6.43%

                  Other        ----     ----           ----     ----          ----      ----       325,000      6.13%
                          ---------  -------      ---------    -----     ---------     -----    ----------     -----
                  Total   $ 295,305     2.05%    $  930,173     3.86%    $ 499,278      6.51%   $5,047,548      6.43%
                          =========  =======      =========    =====     =========     =====    ==========     =====

Loans

         At March 31, 2002, net loans (total loans less the allowance for loan losses) totaled $68.6 million, an increase of $17.7 million from March 31, 2001. Average total loans increased from $48.2 million with a yield of 9.52% in the first three months of 2001 to $66.2 million with a yield of 8.10% in 2002. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

         At March 31, 2002, we had issued commitments to extend credit of $5.2 million through various types of commercial lending arrangements. The commitments expire over next 36 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have an adequate source of liquidity to fund commitments that are drawn upon by the borrower.

         Since loans typically provide higher yields than other types of earning assets, one of our goals is for loans to represent the largest category of earning assets. As of March 31, 2002 loans were 87.5% of earning assets, compared to 79.0% at March 31, 2001.

         The following table shows the composition of the loan portfolio by category at March 31, 2002 and 2001.

                          Composition of Loan Portfolio

                                                 March 31, 2002                          March 31, 2001
                                                             Percent                                  Percent
                                               Amount        of Total                   Amount       of Total
                                               ------        --------                   ------       --------
Commercial                                   $ 15,430,053         22.3%           $  11,147,921          21.6%
Real estate - construction                      4,832,998          7.0%               3,890,557           7.5%
Real estate - mortgage                         42,088,935         60.5%              30,546,949          59.2%
Consumer                                        7,086,801         10.2%               6,017,713          11.7%
                                             ------------     --------              -----------        ------
      Loans, gross                             69,513,787        100.0%              51,603,140         100.0%
                                                              ========                                 ======
Unearned income                                   (80,486)                              (82,350)
Allowance for possible loan losses               (935,222)                             (639,245)
                                             ------------                          ------------
      Loans, net                             $ 68,573,079                          $ 50,881,545
                                             ============                          ============

         The principal component of our loan portfolio at March 31, 2002 and 2001 was mortgage loans, which represented 60.5% and 59.2% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

         The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio as of March 31, 2002.

       Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                                     March 31, 2002

                                                          After one but           After
                                        One year          Within five             Five
                                        or less              Years                Years                  Total
                                        --------          -------------         -------               --------
Commercial                            $  8,406,887      $     6,536,200      $    561,966          $    15,505,053
Real estate                             10,373,860           27,730,285         3,984,788               42,088,933
Construction                             3,499,878            1,333,121               ---                4,832,999
Consumer                                 2,732,016            4,119,388           235,398                7,086,802
                                      ------------      ---------------      ------------          ---------------
     Total gross loans                $ 25,012,641      $    39,718,994      $  4,782,152          $    69,513,787
                                      ============      ===============      ============          ===============
Fixed Interest Rate                   $ 15,813,040      $    37,739,742      $  3,722,950          $    57,275,732
Variable Interest Rate                   9,199,601            1,979,252         1,059,202               12,238,055
                                      ------------      ---------------      ------------          ---------------
     Gross loans                      $ 25,012,641      $    39,718,994      $  4,782,152          $    69,513,787
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

         At March 31, 2002, the allowance for possible loan losses was $935,222, or 1.35% of outstanding loans, compared to an allowance for possible loan losses of $639,245, or 1.24% of outstanding loans, at March 31, 2001. In the first three months of 2002 and 2001, we had no charge-offs. We had a non-performing loan of $63,995 at March 31, 2002 and $403,863 at March 31, 2001. While there can be no assurances, we currently do not expect to incur any losses relating to this non-performing loan.

Allowance for Loan Losses
                                                                        Three months ending March 31,
                                                                         2002                 2001
                                                                         ----                 ----
Average loans outstanding                                          $    66,207,233      $    48,174,187
Total loans outstanding at period end                                   69,508,301           51,520,790
Total nonperforming loans                                                   63,995              403,863

Beginning balance of allowance                                     $       851,222      $       569,245

Loans charged off                                                                0                    0
Total recoveries                                                                 0                    0
                                                                   ---------------      ---------------
Net loans charged off                                                            0                    0

Provision for loan losses                                                   84,000               70,000
                                                                   ---------------      ---------------
Balance at period end                                              $       935,222      $       639,245
                                                                   ===============      ===============

Net charge-offs to average loans                                              0.00%               0.00%
Allowance as a percent of total loans                                         1.35%               1.24%
Nonperforming loans as a
     Percentage of total loans                                                 .09%                .78%
Nonperforming loans as a
     Percentage of allowance                                                  6.84%              63.20%


Deposits and Other Interest-Bearing Liabilities

         Average total deposits were $68.3 million and average interest-bearing deposits were $58.0 million in the first quarter of 2002. Average total deposits were $57.3 million and average interest-bearing deposits were $51.2 million in the same period of 2001. The following table sets forth our deposits by category as of March 31, 2002 and March 31, 2001.

                                                Deposits
                                                 March 31, 2002                  March 31, 2001
                                                            Percent of                      Percent of
                                              Amount         Deposits         Amount         Deposits
                                              ------        -----------       ------        -----------

Demand deposit accounts                  $   11,230,026          16.2%   $    8,111,299          13.2%
Interest Bearing Checking accounts            3,469,511           5.0%        2,090,577           3.4%
Money market accounts                        20,705,872          29.9%       11,418,243          18.5%
Savings accounts                              3,504,811           5.1%        3,149,500           5.1%
Time deposits less than $100,000             17,223,536          24.8%       23,969,670          38.8%
Time deposits of $100,000 or over            13,242,499          19.1%       12,957,666          21.0%
                                         --------------    -----------   --------------    -----------
     Total deposits                      $   69,376,255         100.0%   $   61,696,955         100.0%
                                         ==============    ===========   ==============    ===========

         Internal growth, resulting primarily from special promotions and increased advertising, generated the new deposits.

         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $56.1 million at March 31, 2002 compared to $48.8 million at March 31, 2001. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 81% at March 31, 2002 and 79% at March 31, 2001. Our loan-to-deposit ratio was 96.7% at March 31, 2002 versus 83.5% at March 31, 2001. The average loan-to-deposit ratio was 93.5% during the first three months of 2002 and 84.0% during the same period of 2001.

CAPITAL

         We are subject to various regulatory capital requirements administered by our federal bank regulators. As long as we have less than $150 million in total assets, our capital levels are measured for regulatory purposes only at the bank level, not at the holding company level. Under the capital guidelines of the Office of the Comptroller of the Currency, we are required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized," banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, we must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The following chart reflects the risk-based regulatory capital ratios of the Bank at March 31, 2002.


                                               Analysis of Capital

                                                  March 31, 2002
                                              (Amounts in thousands)

                                       Required                    Actual                       Excess
                                       --------                    ------                       ------
                                   Amount         %           Amount        %           Amount            %
                                   ------         -           ------        -           ------            -
The Bank:
Tier 1 risk-based capital          2,835         4.0%       10,463        14.8%         7,628           10.8%
Total risk-based capital           5,670         8.0%       11,350        16.0%         5,680           8.0%
Tier 1 leverage                    3,281         4.0%       10,643        12.8%         7,362           8.8%


         We believe we have sufficient capital to fund our activities on an on-going basis.


LIQUIDITY AND INTEREST RATE SENSITIVITY

         Primary sources of liquidity for us are core deposits, scheduled repayments on our loans, and interest on and maturities of its investments. All securities of the Company have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of its interest sensitivity gap or to manage cash availability. We may also utilize its cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $7,000,000. We believe our liquidity and ability to manage assets will be sufficient to meet cash requirements over the near term.

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

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at any given time interval. Management generally attempts to maintain a balance between rate sensitive assets and liabilities to minimize interest rate risks. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity or by adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

         The interest rate sensitivity position at March 31, 2002 is presented below. Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                         Interest Sensitivity Analysis

                                                March 31, 2002

                                                 After three
                                                      but        After one but
                                  Within three  Within twelve    Within five        After five
                                     month          months           Years             Years           Total
                                  ------------  --------------  --------------      -----------        ------
Assets
Earning assets:
              Federal funds sold $    2,990,000  $            -  $           --   $          --  $     2,990,000
           Investment securities        786,359         368,864       2,065,562       3,226,519        6,447,304
                     Total Loans     18,057,430      39,098,261       8,558,975       3,718,635       69,433,301
                                 --------------  --------------  --------------   -------------  ---------------
            Total earning assets $   21,834,115  $   39,467,125  $   10,624,537       6,945,154  $    78,870,931
                                 ==============  ==============  ==============   =============  ===============

                     Liabilities
    Interest-bearing liabilities
           Money market and IBCA $   24,175,383  $           --              -- $            --  $    22,906,733
                Savings deposits      3,504,811              --              --              --        3,504,811
                   Time deposits     10,885,924      15,021,051       4,362,273         196,787       30,466,035
                Other borrowings             --              --              --              --               --
                                 --------------  --------------  --------------   -------------  ---------------
          Total interest-bearing
                     liabilities $   38,566,118  $   15,021,051  $    4,362,273 $       196,787  $    58,146,229
                                 ==============  ==============  ==============   =============  ===============

                      Period gap $  (16,732,003) $   24,446,074  $    6,262,264 $     6,748,367  $    20,724,702
                  Cumulative gap $  (16,732,003) $     7,714,071 $   13,976,335 $    20,724,702  $    20,724,702
Ratio of cumulative gap to
    total earning assets                  (21.2)%           9.8%           17.7%           26.3%


         We generally would benefit from increasing market rates of interest when we have an asset sensitive gap and generally would benefit from decreasing market rates of interest when we are liability sensitive. We currently are liability sensitive in the timeframe within three months and asset sensitive after that. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income is also affected by other significant factors, including changes in the volume and mix of earning assets and interest-bearing liabilities.

OFF BALANCE SHEET RISK

In the ordinary course of business, and to meet the financing needs of our customers, we are party to various financial instruments with off balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The contract amount of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.

We use the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At March 31, 2002, unfunded commitments to extend credit were $5,226,147, of which $674,756 was at fixed rates and $4,551,391 was at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

At March 31, 2002, there was a $1,415,352 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


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

CRITICAL ACCOUNTING POLICIES

         We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

         Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

         We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

PART II
-------

OTHER INFORMATION
-----------------

Item 1.  Legal Proceedings.
--------------------------

         There are no material legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2.  Changes in Securities.
------------------------------

         Not applicable.


Item 3.  Defaults Upon Senior Securities.
----------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         Not applicable

Item 5.  Other Information.
--------------------------

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)      Exhibits - See Exhibit Index attached hereto.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the period ended March 31, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   May 8, 2002                   By:  /s/ Walter E. Standish, III
       -------------                      --------------------------------------
                                           Walter E. Standish, III
                                              President/Chief Executive Officer

                                           /s/ Richard N. Burch
                                          --------------------------------------
                                           Richard N. Burch
                                           Chief Financial and
                                               Principal Accounting Officer