Form 10QSB
period 2002-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2002-08-14
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2002
                                         -------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

On August 5, 2002, 1,318,368 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                               -----    -----

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                           Consolidated Balance Sheets

                                                                             June 30,                   December 31,
                                                                     2002              2001                 2001
                                                                     ----              ----                 ----
                                                                  (unaudited)        (unaudited)          (audited)

Cash and due from banks                                          $  2,345,181       $  3,352,067        $  3,387,066
Federal funds sold and short term investments                       4,692,000          2,709,371           5,679,291
Investment securities available for sale                            6,955,589          6,626,313           5,681,980
Loans, net                                                         73,228,372         57,087,439          62,352,421
Federal Reserve Bank stock                                            164,700            164,700             164,700
Federal Home Loan Bank stock                                          160,300            144,100             144,100
Premises and equipment, net                                         2,383,556          2,426,436           2,568,475
Other assets                                                          935,371            674,813             806,782
                                                                 ------------       ------------       -------------
      Total assets                                               $ 90,865,069       $ 73,185,239        $ 80,784,815
                                                                 ============       ============       =============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                                  $ 12,461,006       $ 11,091,844        $ 11,968,934
   Interest bearing deposits                                       64,025,840         54,707,388          55,164,034
                                                                 ------------       ------------       -------------
     Total deposits                                                76,486,846         65,799,232          67,132,968
Other liabilities                                                     837,792            427,900             503,017
                                                                 ------------       ------------       -------------
     Total liabilities                                             77,324,638         66,227,132          67,635,985
                                                                 ------------       ------------       -------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized;
1,318,368 shares issued and outstanding at June 30, 2002
and December 31,2001, 737,368 at June 30, 2001
                                                                    1,318,368            737,368           1,318,368
Paid-in capital                                                    11,787,899          6,489,981          11,787,899
Retained earnings (deficit)                                           334,247           (291,832)              2,119
Accumulated other comprehensive income (loss)                          99,917            (22,589)             40,444
                                                                 ------------       ------------       -------------
     Total shareholders' equity                                    13,540,431          6,958,106          13,148,830
                                                                 ------------       ------------       -------------
      Total liabilities and shareholders' equity                 $ 90,865,069        $ 73,185,239       $ 80,784,815
                                                                 ============        ============       ============



The accompanying notes are an integral part of these consolidated financial statements.


              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                        Consolidated Statements of Income
                                   (Unaudited)
                                                            Six Months Ended                 Three Months Ended
                                                                June 30,                          June 30,
                                                                --------                          --------
                                                           2002             2001             2002              2001
                                                           ----             ----             ----              ----

INTEREST INCOME
   Interest and fees on loans                          $ 2,735,250       $ 2,361,898      $ 1,413,181       $ 1,231,491
   Investment securities                                   190,543           253,099           97,996           116,379
   Fed funds sold & short term                              34,300           107,544           11,521            23,591
   investments                                         -----------      ------------      -----------        ----------
          Total interest income                          2,960,093         2,722,541        1,522,698         1,371,462

INTEREST EXPENSE
   Deposits                                              1,008,653         1,416,508          492,383           683,769
   Other borrowings                                            190            10,297              190             8,707
                                                       -----------      ------------      -----------        ----------
      Total interest expense                             1,008,843         1,426,805          492,573           692,476

      Net interest income                                1,951,250         1,295,736        1,030,125           678,986

PROVISION FOR POSSIBLE LOAN
 LOSSES                                                    182,000           184,500           98,000           114,500
                                                       -----------      ------------      -----------        ----------
     Net interest income after provision
       for possible loan losses                          1,769,250         1,111,236          932,125           564,486
                                                       -----------      ------------      -----------        ----------

NONINTEREST INCOME
   Service fees on deposit accounts                        190,504           150,217          104,843            78,816
   Gain (Loss) on sale of investment securities                192            (7,749)            (295)           (4,725)
   Other income                                             70,726            27,135           36,168            13,356
                                                       -----------      ------------      -----------        ----------
         Total noninterest income                          261,422           169,603          140,716            87,447
                                                       -----------      ------------      -----------        ----------

NONINTEREST EXPENSES
   Salaries and wages                                      669,455           540,532          356,311           299,910
   Employee benefits                                       114,760            53,858           56,887            30,868
   Supplies and printing                                    43,724            27,917           21,152            16,173
   Advertising and public relations                         35,761            35,684           28,448            19,322
   Legal and Professional fees                              64,240            25,067           40,584            12,128
   Depreciation and amortization                           165,554            84,524           92,210            48,360
   Occupancy                                               105,631            35,838           51,262            21,496
   Data processing fees                                     92,722            72,698           53,403            41,415
   Other operating expenses                                207,964           146,118          103,038            77,985
                                                       -----------      ------------      -----------        ----------
          Total noninterest expenses                     1,499,811         1,022,236          803,295           567,658
                                                       -----------      ------------      -----------        ----------

          Income before income taxes                       530,861           258,603          269,546            84,275

INCOME TAX EXPENSE                                         198,733            93,259          102,411            28,714
                                                       -----------      ------------      -----------        ----------
          Net income                                    $  322,128        $  165,344       $  167,135         $  55,561
                                                       ===========      ============      ===========         =========
BASIC NET INCOME PER COMMON
    SHARE                                               $      .25        $      .22       $      .13         $    .08
                                                       ===========     =============     ============        =========
DILUTED NET INCOME PER COMMON
    SHARE                                               $      .25          $    .20       $      .12         $    .07
                                                       ===========     =============     ============        =========


The accompanying notes are an integral part of these consolidated financial statements.

              Beach First National Bancshares, Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                        Accumulated
                                                                                                           Other           Total
                                                        Common stock          Paid-in      Retained    Comprehensive   Shareholders'
                                                    Shares       Amount       Capital       Deficit        Income          Equity
                                                    ------       ------       -------      ---------    ------------    ----------
 BALANCE, DECEMBER 31, 2000                       737,368    $ 737,368     $6,489,981    $(457,175)     $ (41,503)     $ 6,728,670

 Net income                                             -            -              -      165,344              -          165,344
 Other comprehensive income, net of taxes:
 Unrealized loss on investment securities               -            -              -            -         69,206           69,206
 Less reclassification adjustments for losses
  included in net income
 Comprehensive income                                   -            -              -            -         (5,114)          (5,114)
 BALANCE, JUNE 30, 2001                           -------     --------     ----------    ---------      ---------      -----------
                                                  737,368     $737,368     $6,489,981     (291,832)     $  22,589      $ 6,958,106
                                                  =======     ========     ==========    =========      =========      ===========


                                                                                                      Accumulated
                                                                                                         Other          Total
                                                      Common stock          Paid-in      Retained    Comprehensive   Shareholders'
                                                  Shares       Amount       Capital      Earnings       Income          Equity
                                                  ------       ------       -------      --------       ------          ------

BALANCE, DECEMBER 31, 2001                       1,318,368   $1,318,368   $11,787,899     $  2,119    $  40,444       $13,148,830
   Net income                                            -            -             -      332,128            -           332,128
Other comprehensive income, net of taxes:
  Unrealized loss on investment securities               -            -             -           -        59,473            59,473
  Less reclassification adjustments for losses
    included in net income                               -            -             -           -             -        ----------
 Comprehensive income                                    -            -             -           -             -           391,601
                                                 ---------   -----------  -----------   ---------    ----------        ----------
BALANCE, JUNE 30, 2002                           1,318,368   $1,318,368   $11,787,899    $334,247     $  99,917       $13,540,431
                                                 =========   ==========    ==========   =========    ==========       ===========

The accompanying notes are an integral part of these consolidated financial statements.


              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   2002               2001
                                                                                   ----               ----



OPERATING ACTIVITIES
   Net income                                                                       $332,128        $   165,344
   Adjustments to reconcile net income to
        net cash provided by operating activities:
        Deferred income taxes                                                         64,687                  -
        Provisions for loan losses                                                   182,000            133,448
        Depreciation and amortization                                                165,554             84,524
        Loss on sale of investment securities                                            --               7,749
        Increase (decrease) in other assets                                         (193,276)            31,655
        Increase (decrease) in other liabilities                                     334,775            113,065
                                                                                     -------            -------
         Net cash provided by operating activities                                   885,868            535,785
                                                                                     -------            -------

INVESTING ACTIVITIES
   Purchase of investment securities                                               (1,525,969)               --
   Purchase of Federal Home Loan Bank stock                                           (16,200)               --
   Proceeds from sale or call of investment securities                                311,833          1,305,814
   Decrease (increase) in Federal funds sold & short term investments                 987,291          4,209,629
   Increase in loans, net                                                         (11,057,951)       (12,167,977)
   Purchase of premises and equipment                                                  19,365           (963,063)
   Proceeds from sale of ORE                                                               --                 --
                                                                                 ------------        -----------
        Net cash used in investing activities                                     (11,281,631)        (7,615,597)
                                                                                 ------------        -----------

FINANCING ACTIVITIES
   Decrease in Federal funds purchased                                                     --                 --
   Net increase in deposits                                                         9,353,878          9,072,721
                                                                                 ------------        -----------
          Net cash provided by financing activities                                 9,353,878          9,072,721
                                                                                  -----------         ----------

          Net increase (decrease) in cash and cash equivalents                     (1,041,885)         1,992,909

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                     $  3,387,066       $  1,359,158
                                                                                 ============       ============
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                        $  2,345,181       $  3,352,067
                                                                                 ============       ============
CASH PAID FOR
   Income taxes                                                                  $    195,069       $     24,299
                                                                                  -----------         ----------
   Interest                                                                      $  1,070,100       $  1,419,481
                                                                                  -----------         ----------

The accompanying notes are an integral part of these consolidated financial statements.

                      Beach First National Bancshares, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. ("Company") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2001.

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

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC
                         AND DILUTED EPS COMPUTATIONS:

                            For the Six Months Ended
                                  June 30, 2002

                                                      Income               Shares              Per Share
                                                   (Numerator)          (Denominator)           Amount
                                                  ---------------     ------------------    ----------------
Basic EPS                                         $      334,128              1,318,368     $         0.25
Effect of Diluted Securities:
 Stock options                                                --                  6,112              (0.00)
                                                    ------------              ---------             ------
 Diluted EPS                                      $      334,128              1,324,480     $         0.25



                           For the Three Months Ended
                                  June 30, 2002

                                                      Income               Shares              Per Share
                                                   (Numerator)          (Denominator)           Amount
                                                  ---------------     ------------------    ----------------
Basic EPS                                         $      167,135           1,318,368        $         0.13
Effect of Diluted Securities:
  Stock options                                               --               6,112                 (0.01)
                                                    ------------          ----------       ---------------
  Diluted EPS                                     $      167,135           1,324,480        $         0.12


      Item 2. Management's Discussion and Analysis or Plan of Operations.

The following is our discussion and analysis of certain significant factors that have affected our financial position and operating results and those of our subsidiary, Beach First National Bank, during the periods included in the accompanying financial statements. This commentary should be read in conjunction with the financial statements and the related notes and the other statistical information included in this report.

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate", "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     o  the effects of future economic conditions;
     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
     o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
     o our ability to control costs, expenses, and loan delinquency rates; and
     o the effects of competition from other commercial banks,thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

Results of Operations
EARNINGS REVIEW

Our net income was $332,128, or $.25 per common share, for the six months ended June 30, 2002 as compared to a net income of $165,344, or $.22 per common share, for the six months ended June 30, 2001. Our net income was $167,135, or $.13 per common share, for the three months ended June 30, 2002 as compared to net income of $55,561, or $.08 per common share, for the same period of 2001. The improvement in net income reflects the bank's continued growth, as average earning assets increased to $80.0 million during the first six months of 2002 from $62.7 million during the same period of 2001. This continued growth is the result of our local ownership and management and the expansion into the Surfside Beach, South Carolina market in June of 2001. The return on average assets for the six month period ended June 30 was .79% in 2002 compared to .50% in 2001. The return on average equity was 5.03% in 2002 versus 4.83% in 2001.

Net Interest Income

During the first half of 2002, net interest income increased to $1,951,250, from $1,295,736 in the same period of 2001. The growth in net interest income resulted from an increase of $237,552 in interest income, and a decrease in interest expense of $417,962 due to the reduction of interest rates. For the three months ended June 30, 2001, net interest income increased to $1,030,125 from $678,986 during the comparable period of 2001. The net interest spread was 4.01% in the first six months of 2002 compared to 3.15% during the same period of 2001. The net interest margin was 4.92% for the six month period ended June 30, 2002 compared to 4.17% for the same period of 2001.

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

                Average Balances, Income and Expenses, and Rates

                                        For the six months ended                    For the six months ended
                                              June 30, 2002                               June 30, 2001
                                               -------------                              -------------
                                    Average         Income/      Yield/        Average         Income/       Yield/
                                    Balance         Expense       Rate         Balance         Expense        Rate
                                    -------         -------       ----         -------         -------        ----
                                  $    4,119,346      $ 34,300       1.68%  $    3,740,486       $ 107,544       5.80%
Federal funds sold & short
    term investments
Investment securities                  6,664,491       190,543       5.77%       7,552,118         253,099       6.76%
Loans                                 69,239,339     2,735,250       7.97%      51,364,735       2,361,898       9.27%
                                      ----------   -----------       ----      -----------      ----------        -----
     Total earning assets            $80,023,176   $ 2,960,093       7.46%     $62,657,339      $2,722,541       8.76%
                                     ===========   ===========       =====     ===========      ==========       =====
Interest-bearing deposits            $59,036,495   $ 1,008,653       3.45%     $50,804,184      $1,416,508       5.62%
Other borrowings                          18,066           190       2.12%         439,464          10,297       4.72%
                                     -----------   -----------       ----      -----------      ----------     ------
     Total interest-bearing
            Liabilities              $59,054,561   $ 1,008,843       3.44%     $51,243,648      $1,426,805       5.61%
                                     ===========   ===========       =====     ===========      ==========      =====

Net interest spread                                                  4.01%                                       3.15%
Net interest income/margin                         $ 1,951,250       4.92%                      $1,295,736       4.17%
                                                   ===========       =====                      ==========      =====

As reflected above, for the first half of 2002 the average yield on earning assets amounted to 7.46%, while the average cost of interest-bearing liabilities was 3.44%. For the same period of 2001, the average yield on earning assets was 8.76% and the average cost of interest-bearing liabilities was 5.61%. The decrease in the yield on earning assets is attributable to the declining rate environment that began in 2001 and has continued through this period.

The net interest margin, computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets, was 4.92% and for the six-month period ended June 30, 2002, and 4.17% for the same period of 2001. This increase was the result of our asset and liability management during the declining interest rate environment that occurred in 2001, as described below under "Liquidity and Interest Rate Sensitivity."

The following table presents the changes in our net interest income as a result of changes in the volume and rate of our interest-earning assets and interest-bearing liabilities. The change in net interest income is due to increases in the volume of both loans and deposits and a decrease in average rates.

                   Analysis of Changes in Net Interest Income

                                                 --------------------------------------------------------------------
                                                             Six months ended June 30, 2002 versus 2001
                                                 --------------------------------------------------------------------
                                                                     Volume          Rate                Net change
                                                                     ------          ----                ----------
Federal funds sold & short term investments                     $     3,155       $    (76,398)         $     (73,243)
Investment securities                                               (25,378)           (37,178)                62,556)
Loans                                                               706,123           (332,771)               373,352
                                                                  ---------          ---------              ---------
     Total earning assets                                           683,900           (446,347)               237,553

Interest-bearing deposits                                           140,651           (548,506)              (407,855)
Other borrowings                                                     (4,432)            (5,675)               (10,107)
                                                                  ---------          ---------              ---------
     Total interest-bearing liabilities                             136,219           (554,181)              (417,962)
                                                                  ---------          ---------              ---------
Net interest income                                             $   547,681       $    107,834          $     655,515
                                                                 ==========          =========              =========


Provision for Loan Losses

To keep pace with the growth in the loan portfolio, the provision for loan losses was $182,000 for the first six months of 2002 compared to $184,500 for the same period of 2001. For the three month periods ending June 30, 2002 and 2001, these figures were $98,000 and $114,500, respectively. The increases were the result of management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. We anticipate loan growth will continue to be strong in 2002 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

Noninterest Income

Noninterest income increased to $261,230 in the first six months of 2002 from $169,603 in the same period of 2001. For the three months ended June 30, 2002, noninterest income was $140,716 as compared to $87,447 in 2001. Service fees on deposit accounts, the largest component of noninterest income, increased from $150,217 for the first six months of 2001 to $190,504 during the same period of 2002. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. The net gain on the sale of investment securities was $192 at June 30, 2002 and $(7,749) for June 30, 2001.

Noninterest Expense

Total noninterest expense increased from $1,022,236 for the six months ended June 30, 2001 to $1,499,811 for the same period of 2002, and from $567,658 for the three months ended June 30, 2001 to $803,295 in the same period of 2002.
The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of our assets to $90.9 million at June 30, 2002 from $73.2 million at June 30, 2001. Salary and wages increased by $128,923 during the six months ended June 30, 2002 and $56,401 during the three months ended June 30, 2002 compared to the same periods in 2001. Additionally, employee benefits increased by $60,902 and $26,019 during these periods. The increases in salaries and wages in 2002 is a result of hiring more employees to support our growth, including the opening of a new branch in June 2001 that expands our presence in the southern part of our market.

Due to the opening of the new branch, occupancy expense increased by $69,793, and printing and supplies increased by $15,807 during the six months ended June 30, 2002 compared to the same period in 2001. Depreciation and amortization expense increased by $81,030 from the first half of 2001 to the same period of 2002. This increase is due to the Surfside Beach branch office and leased space used for our operations department. We expect these expenses to increase as the depreciation expense for furniture, fixtures and equipment purchased for the North Myrtle Beach branch, scheduled to open in early January 2003, is recorded.

For the six month period ended June 30, 2002, data processing expense increased to $92,722 from $72,698 during the same period of 2001. During the three month period ended June 30, 2002, data processing expense increased to $53,402 in 2002 from $41,415 during the same period in 2001. Data processing fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity. The category of other expenses increased to $207,965 for the first six months of 2002 compared to $146,118 for the same period of 2001, and increased to $103,038 during the three month period ended June 30, 2002 from $77,985 in the same period of 2001. This increase was due to the growth of operating expenses associated with the expansion of loans and deposits. The increases in the noninterest expenses noted above are primarily due to the continued expansion of our franchise.

BALANCE SHEET REVIEW

Loans

At June 30, 2002, net loans (total loans less the allowance for loan losses) totaled $73.2 million, an increase of $16.1 million from June 30, 2001. Average gross loans increased from $51.4 million with a yield of 9.27% in the first six months of 2001 to $69.3 million with a yield of 7.97% during the same in 2002. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

Because loans typically provide higher yields than other types of earning assets, one of our goals is for loans to represent the largest category of earning assets. At June 30, 2002, loans were 86.4% of earning assets, versus 82.0% at June 30, 2001.

      The following table shows the composition of the loan portfolio by category at June 30, 2002 and 2001.

                          Composition of Loan Portfolio
                                                 June 30, 2002                           June 30, 2001
                                                                   Percent                                  Percent
                                                 Amount            of Total            Amount               of Total
                                                -------           ---------           --------             --------
Commercial                                    $15,832,686             21.3%         $12,368,546                21.4%
Real estate - construction                      2,613,757              3.5%           3,910,412                 6.8%
Real estate - mortgage                         40,220,154             54.1%          34,585,350                59.7%
Consumer                                       15,658,455             21.1%           7,026,780                12.1%
                                             ------------           ------         ------------               -----
 Loans, gross                                  74,325,052            100.0 %         57,891,088               100.0%
                                                                    ======                                    =====
Unearned income                                   (93,231)                             (100,956)
Allowance for possible loan losses             (1,003,449)                             (702,693)
                                              -----------                           ----------
      Loans, net                              $73,228,372                          $57,087,439
                                              ===========                          ===========

The principal component of our loan portfolio at June 30, 2002 and 2001 was mortgage loans, which represented 54.1% and 59.7% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio as of June 30, 2002.


       Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                  June 30, 2002
                                                          After one but           After
                                        One year           Within five            Five
                                         or less              Years               Years               Total
                                      -----------          ------------          -------              ------
Commercial                        $      8,794,350         $ 6,357,892          $  503,333         $ 15,655,575
Real estate                             11,809,291          29,707,233           5,397,439           46,913,963
Construction                             2,952,336           1,316,783                  --            4,269,119
Consumer                                 2,763,840           4,378,115             251,210            7,393,165
                                      ------------        ------------           ---------            ---------
 Total gross loans                    $ 26,319,817        $ 41,760,023          $6,151,982         $ 74,231,822
                                      ============        ============          ==========           ==========
Fixed Interest Rate                     17,080,763          38,968,797           4,088,031           60,044,360
Variable Interest Rate                   9,239,054           2,791,226           2,157,182           14,187,462
                                       -----------         -----------          ----------           ----------
 Total gross loans                    $ 26,319,817        $ 41,760,023         $ 6,245,213         $ 74,231,822
                                      ============        ============         ===========         ============

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

Off Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $9.4 million through various types of commercial and consumer lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At June 30, 2002, the bank had issued commitments to extend credit of $2.0 million through various types of lending arrangements. The commitments expire over next 36 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

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

At June 30, 2002, the allowance for possible loan losses was $1,003,449, or 1.35% of total outstanding loans, compared to an allowance for possible loan losses of $702,693, or 1.22% of total outstanding loans, at June 30, 2001. We increased the allowance for possible loan losses by $300,756 over the June 30, 2001 allowance in order to keep pace with the approximately $16.1 million growth of our loan portfolio during the period.

In the first six months of 2002, we had net charge-offs of $29,773. In the same period of 2001, there were $51,052 in net charge offs. We had two non-performing loans in the amount of $77,150 at June 30, 2002. Non-performing loans were $271,046 at June 30, 2001. While there can be no assurances, we currently do not expect to incur any losses relating to these non-performing loans.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the six months ended June 30, 2002 and 2001.

                                      Allowance for Loan Losses
                                                                        Six months ending June 30,
                                                                           2002                    2001
                                                                           ----                    ----
Average total loans outstanding                                        $  69,239,339          $  51,364,735
Total loans outstanding at period end                                     74,231,822             57,790,132
Total nonperforming loans                                                     77,150                271,046

Beginning balance of allowance                                              $851,222               $569,245

Loans charged off                                                            (30,000)               (51,702)
Total recoveries                                                                 227                    650
                                                                            --------               --------
Net loans charged off                                                        (29,772)               (51,052)

Provision for loan losses                                                    182,000                184,500
                                                                             -------                -------
Balance at period end                                                   $  1,003,449             $  702,693
                                                                        ============             ==========

Net charge-offs to average total loans                                          .04%                   .10%
Allowance as a percent of total loans                                          1.35%                  1.22%
Nonperforming loans as a
     percentage of total loans                                                 0.10%                  0.47%
Nonperforming loans as a
     percentage of allowance                                                   7.69%                 38.57%



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

                   Allocation of the Allowance for Loan Losses

                              As of June 30, 2002
                          -------------------------
 Residential
      Real estate........     $      542,866      54.1%
      Construction.......             35,120       3.5%
 Commercial..............            213,734      21.3%
 Consumer................            211,729      21.1%
                                     -------     -----
 Total allowance for
      Loan losses........     $    1,003,449     100.0%

Investment Securities

Total securities averaged $6.7 million in the first six months of 2002 and totaled $7.0 million at June 30, 2002. In the same period of 2001, total securities averaged $7.6 million and totaled $6.7 million at June 30, 2001. At
June 30, 2002, our total investment securities portfolio had a book value of $7.0 million and a market value of $7.3 million for an unrealized net gain of $319,825. We primarily invest in U.S. Government Agency and Mortgage- backed securities.

At June 30, 2002, short-term investments totaled $4.7 million compared to $2.7 million as of June 30, 2001. These funds are one source of our liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Contractual maturities and yields on our investment securities (all available for sale) at June 30, 2002 are as follows. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


             Investment Securities Maturity Distribution and Yields

                                  June 30, 2002
                                                    After one but          After five but
                           Within one year        Within five years       Within ten years        After ten years
                           ---------------        -----------------       ----------------        ---------------
                          Amount      Yield       Amount       Yield      Amount      Yield      Amount       Yield
                          ------      -----       ------       -----      ------      -----      ------       -----

U.S. Treasury              $  ----      ----%    $   ----      ----%    $   ----      ----%     $   ----      ----%

U.S. Govt Agencies         296,820      2.04%       753,673    3.87%     499,304      6.51%         ----     ----
Mortgage-backed               ----       ----       500,000    3.50%     500,000      5.25%     4,080,794     6.22%

Other                         ----       ----         ----      ----       ----      ----        325,000     5.63%
                              ----       ----         ----      ----       ----      ----       ---------    -----
     Total                $296,820      2.04%   $ 1,253,673    3.69%   $ 999,304      5.88%    $4,405,794    5.93%
                          ========      =====   ===========    =====  ===========    =====    ===========    =====



Deposits and Other Interest-Bearing Liabilities

Average total deposits were $70.5 million and average interest-bearing deposits were $59.0 million in the first half of 2002. Average total deposits were $58.4 million and average interest-bearing deposits were $58.4 million in the same period of 2001. The following table sets forth our deposits by category as of June 30, 2002 and June 30, 2001.

                                                                        Deposits
                                                     June 30, 2002                   June 30, 2001
                                                   Percent of                      Percent of
                                                 Amount         Deposits         Amount         Deposits
                                                -------         --------         ------         --------
Demand deposit accounts                       $ 12,366,845         16.2%      $ 11,091,844         16.9%
Interest bearing checking accounts               3,866,951          5.1%         2,463,498          3.7%
Money market accounts                           23,361,018         30.5%         9,270,253         14.1%
Savings accounts                                 3,162,440          4.1%         3,240,602          4.9%
Time deposits less than $100,000                16,470,314         21.5%        26,234,450         39.9%
Time deposits of $100,000 or over               17,259,278         22.6%        13,498,585         20.5%
                                             -------------        -----      -------------        -----
     Total deposits                         $   76,486,846        100.0%      $ 65,799,232        100.0%
                                            ==============        =====       ============        =====


Internal growth, resulting primarily from special promotions and increased advertising, generated the new deposits.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $59.2 million at June 30, 2002 compared to $52.3 million at June 30, 2001. A stable base of deposits is expected to be our primary source of funding to meet both our short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 77.4% at June 30, 2002 and 80% at June 30, 2001. Our loan-to-deposit ratio was 94.1% at June 30, 2002 versus 87.8% at June 30, 2001. The average loan-to-deposit ratio was 93.75% during the first six months of 2002 and 88.1% during the same period of 2001.

CAPITAL

Under the capital guidelines of the Office of the Comptroller of the Currency and the Federal Reserve, we are required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Because we have less than $150 million in assets, our holding company is not currently subject to these guidelines. However, the bank falls under these rules as set by bank regulatory agencies. To be considered "well-capitalized," banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, we must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. At June 30, 2002, our bank's total shareholders' equity was $11.6 million. We were considered to be "well capitalized" at the bank level for regulatory purposes at June 30, 2002, as our Tier 1 capital ratio was 14.1%, our total risk-based capital ratio was 15.4%, and our Tier 1 leverage ratio was 12.3%.

The following chart reflects the risk-based regulatory capital ratios of the bank at June 30, 2002.

                               Analysis of Capital

                                  June 30, 2002
                             (Amounts in thousands)

                                             Required                  Actual                    Excess
                                             --------                  ------                    ------
                                        Amount       %           Amount        %           Amount            %
                                        ------       -           ------        -           ------            -
The bank:

Tier 1 risk-based capital               3,015       4.0%        10,637      14.1%          7,622           10.1%
Total risk-based capital                4,669       8.0%        11,580      15.4%          6,911            7.4%
Tier 1 leverage                         3,469       4.0%        10,637      12.3%          7,168            8.3%


         We believe that we have sufficient capital to fund our activities on an on-going basis.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Our primary sources of liquidity are core deposits, scheduled repayments on our loans and interest on and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $6,000,000 and secured advances of approximately $7,000,000 through the Federal Home Loan Bank.

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


The interest rate sensitivity position at June 30, 2002 is presented below.
Since all rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.



                          Interest Sensitivity Analysis

                                  June 30, 2002
                                                  After three    After one but
                                                      but         within five
                                  Within three  Within twelve        Years        After five
                                     months         months                           years           Total
                                     -----          ------          -------          -----           -----

Assets
Earning assets:
Federal funds sold                  $ 4,694,384        $     --        $     --     $        --    $  4,694,384
   Investment securities                654,087         873,167       2,278,135       3,470,025       7,275,414
   Total loans                       19,771,297      11,457,706      38,919,917       4,082,902      74,231,822
                                     ----------      ----------      ----------       ---------      ----------
        Total earning assets       $ 25,119,768    $ 12,330,873    $ 41,198,052     $ 7,552,927    $ 86,201,620
                                   ============    ============    ============     ===========    ============

Liabilities
Interest-bearing liabilities
   Money market and IBCA           $ 29,441,045        $     --     $        --     $        --    $ 29,441,045
   Savings deposits                   3,162,440              --              --              --       3,162,440
   Time deposits                     14,759,023      15,062,844       3,731,466         176,259      33,729,592
                                     ----------      ----------       ---------         -------      ----------
        Total interest-bearing
            liabilities            $ 47,362,508    $ 15,062,844     $ 3,731,466     $   176,259    $ 66,333,077
                                   ============    ============     ===========      ==========    ============

Period gap                        $ (22,242,740)  $  (2,731,971)    $37,466,586     $ 7,376,668    $ 19,868,543
Cumulative gap                    $ (22,242,746)  $ (24,974,711)    $12,491,875     $19,868,543    $ 19,868,543
Ratio of cumulative gap to
        Total earning assets           (25.80)%        (28.97)%           14.49%          23.05%


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

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no material legal proceedings to which we are a party or of which any of our property is the subject.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was one matter submitted to a vote of security holders during the three months ended June 30, 2002 at the company's annual meeting of shareholders held on April 17, 2002:

         The election of four members of the board of directors as Class I directors for a three-year term and one new member of the board of directors, Leigh Ammons Meese, as a Class III director for a two-year term.

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Raymond E. Cleary, III, Joe N. Jarrett, Jr., Richard E. Lester and Don J. Smith. The current Class II directors are Michael Bert Anderson,  Orvis Bartlett Buie, Michael D. Harrington,
Rick H. Seagroves, and Walter E. Standish, III. The current Class III directors are Leigh Ammons Meese, Samuel Robert Spann, Jr., B. Larkin Spivey, and James C. Yahnis. The Class I directors and one Class III director were up for reelection at this year's annual meeting held April 17, 2002. Each of the existing Class I directors and the one Class III director were reelected at the annual meeting. For Mr. Cleary, 1,019,257 votes were cast in favor of his reelection as director, 200 votes were withheld and 800 votes abstained. For Mr. Jarrett, 1,053,657 votes were cast in favor of his reelection as director, 200 votes were withheld and 800 votes abstained. For Mr. Lester, 1,053,757 votes were cast in favor of his reelection as director, 200 votes were withheld and 800 votes abstained.
For Mr. Smith, 1,053,757 votes were cast in favor of his reelection as director, 200 votes were withheld and 800 votes abstained. For Ms. Meese, 1,053,757 votes were cast in favor of her reelection as director, 200 votes were withheld and 800 votes abstained. The terms of the Class
 II directors will expire at the 2003 annual shareholders meeting, and the terms of the Class III directors will expire at the 2004 annual shareholders meeting.

There were no other matters voted on by the company's shareholders at our annual meeting held on April 17, 2002.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

10.1 Employment Agreement between Beach First National Bancshares, Inc. and Beach First National Bank and Walter E. Standish, III dated March 20, 2002.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the period ended June 30, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BEACH FIRST NATIONAL BANCSHARES, INC.


Date:    August 12, 2002                   By: /s/ Walter E. Standish, III
       --------------------------------    -------------------------------------
                                           Walter E. Standish, III
                                           President/Chief Executive Officer

                                           /s/ Richard N. Burch
                                           -------------------------------------
                                           Richard N. Burch
                                           Chief Financial and
                                           Principal Accounting Officer

         Exhibit List:

10.1 Employment Agreement between Beach First National Bancshares, Inc. and Beach First National Bank and Walter E. Standish, III dated March 20, 2002.