Form 10QSB
period 2002-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2002-11-14
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended:  September 30, 2002
                                          ------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    ----------------
                        Commission file number: 333-95562
                                                ---------

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

    On November 8, 2002, 1,318,368 shares of the issuer's common stock, par value $1.00 per share were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                           Consolidated Balance Sheets

                                                                         September 30,               December 31,
                                                                     2002             2001               2001
                                                                     ----             ----               ----
                                                                   (unaudited)     (unaudited)        (audited)
          ASSETS
Cash and due from banks                                       $   4,717,941      $    1,920,025     $    3,387,066
Federal funds sold and short term investments                     2,572,433           9,842,819          5,679,291
Investment securities available for sale                          8,249,910           6,222,187          5,681,980
Loans, net                                                       80,854,581          60,317,784         62,352,421
Federal Reserve Bank stock                                          164,700             164,700            164,700
Federal Home Loan Bank stock                                        200,000             144,100            144,100
Premises and equipment, net                                       2,830,590           2,503,571          2,568,475
Other assets                                                      3,832,917             662,693            806,782
                                                              -------------      --------------     --------------
      Total assets                                            $ 103,423,072      $   81,777,879     $   80,784,815
                                                              =============      ==============     ==============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                               $  14,592,449      $  11,356,230      $  11,968,934
   Interest bearing deposits                                     69,885,295         56,956,418         55,164,034
                                                              -------------      -------------      -------------
     Total deposits                                              84,477,744         68,312,648         67,132,968
Other borrowings                                                  4,000,000                 --                 --
Other liabilities                                                 1,164,650            433,491            503,017
                                                              -------------      -------------      -------------
     Total liabilities                                           89,642,394         68,746,139         67,635,985
                                                              -------------      -------------      -------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   authorized; 1,318,368 shares issued and outstanding            1,318,368          1,318,368          1,318,368
Paid-in capital                                                  11,787,899         11,814,253         11,787,899
Retained earnings (deficit)                                         550,425           (187,453)             2,119
Accumulated other comprehensive income                              123,986             86,572             40,444
                                                              -------------      -------------      -------------
     Total shareholders' equity                                  13,780,678         13,031,740         13,148,830
                                                              -------------      -------------      -------------
      Total liabilities and shareholders' equity              $ 103,423,072      $  81,777,879      $  80,784,815
                                                              =============      =============      =============



       The accompanying notes are an integral part of these consolidated financial statements.


              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Operations
                                   (Unaudited)
                                                           Nine Months Ended                 Three Months Ended
                                                             September 30,                      September 30,
                                                             -------------                      -------------
                                                         2002             2001             2002              2001
                                                         ----             ----             ----              ----
INTEREST INCOME
   Interest and fees on loans                       $  4,251,053    $   3,709,434     $   1,515,803    $   1,347,536
   Investment securities                                 296,076          420,438           117,426          167,339
   Federal funds sold and short term
   investments                                            84,457          135,271            14,229           27,727
                                                    ------------    -------------     -------------    -------------
          Total interest income                        4,631,586        4,265,143         1,647,458        1,542,602

INTEREST EXPENSE
   Deposits                                            1,505,346        2,112,111          472,658           695,603
   Other borrowings                                       34,543           13,140           34,352             2,843
                                                    ------------    -------------     ------------     -------------
          Total interest expense                       1,539,889        2,125,251          507,010           698,446

          Net interest income                          3,091,697        2,139,892        1,140,448           844,156

PROVISION FOR POSSIBLE LOAN
   LOSSES                                                314,000          356,000          132,000           171,500
                                                    ------------    -------------     ------------     -------------
          Net interest income after provision
             for possible loan losses                  2,777,697        1,783,892       1,008,448            672,656
                                                    ------------    -------------     -----------      -------------

NONINTEREST INCOME
   Service fees on deposit accounts                      300,797          215,605          110,294            65,388
   Loss on sale of investment securities                     525           (9,746)             333            (1,996)
   Other income                                          142,887           62,062           72,160            34,927
                                                    ------------    -------------     ------------     -------------
          Total noninterest income                       444,209          267,921          182,787            98,319
                                                    ------------    -------------     ------------     -------------

NONINTEREST EXPENSES
   Salaries and wages                                  1,041,756          856,760          372,301           316,228
   Employee benefits                                     180,272           82,433           65,513            28,575
   Supplies and printing                                  58,850           56,312           17,183            28,396
   Advertising and public relations                       67,331           48,508           31,571            14,183
   Professional fees                                     108,338           57,038           44,099            31,071
   Depreciation and amortization                         234,987          156,043           69,432            71,519
   Occupancy                                             161,360           70,769           55,729            34,931
   Data processing fees                                  156,091          115,271           63,369            42,573
   Other operating expenses                              338,766          255,672          128,743           109,095
                                                    ------------    -------------     ------------     -------------
          Total noninterest expenses                   2,347,751        1,698,806          847,940           676,571
                                                    ------------    -------------     ------------     -------------

          Income before income taxes                     874,155          353,007          343,293            94,404

INCOME TAX EXPENSE                                       325,848           83,285          127,115            (9,974)
                                                    ------------    -------------     ------------     --------------

          Net income                                $    548,307    $     269,722     $    216,178     $     104,378
                                                    ============    =============     ============     =============

BASIC NET INCOME PER COMMON SHARE                   $        .42    $         .20     $        .16     $         .08
                                                    ============    =============     ============     =============
DILUTED NET INCOME PER COMMON SHARE                 $        .41    $         .19     $        .16     $         .07
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


              Beach First National Bancshares, Inc. and Subsidiary
           Consolidated Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                       Accumulated
                                                                                                          Other          Total
                                                      Common stock          Paid-in      Retained     Comprehensive   Shareholders'
                                                  Shares      Amount        Capital       Deficit         Income         Equity
                                                  ------      ------        -------       -------         ------         ------

BALANCE, DECEMBER 31, 2000                         737,368    $  737,368   $ 6,489,981  $ (457,175)   $   (41,503)    $ 6,728,670
   Net income                                            -             -             -     269,722              -         269,722
Other comprehensive income, net of taxes:
  Unrealized loss on investment securities               -             -             -           -        134,508         134,508
  Less reclassification adjustments for losses
    included in net income                               -             -             -           -         (6,432)         (6,432)
                                                                                                                      -----------
  Comprehensive income                                   -             -             -           -              -         397,798
                                                                                                                      -----------
  Issuance of Common Stock                         581,000       581,000     5,324,272           -              -       5,905,272
                                                ----------   -----------   -----------  ----------    -----------     -----------

BALANCE, SEPTEMBER 30, 2001                      1,318,368   $ 1,318,368   $11,814,253  $ (187,453)   $    86,572     $13,031,740
                                                ==========   ===========   ===========  ==========    ===========     ===========


                                                                                                       Accumulated
                                                                                                          Other          Total
                                                      Common stock          Paid-in      Retained     Comprehensive   Shareholders'
                                                  Shares      Amount        Capital       Deficit         Income         Equity
                                                  ------      ------        -------       -------         ------         ------

BALANCE, DECEMBER 31, 2001                       1,318,368   $ 1,318,368   $11,787,899  $    2,119    $    40,444     $13,148,830
   Net income                                            -             -             -     548,307              -         548,307
Other comprehensive income, net of taxes:
  Unrealized loss on investment securities               -             -             -           -         83,542          83,542
  Less reclassification adjustments for losses
    included in net income                               -             -             -           -              -     -----------
  Comprehensive income                                   -             -             -           -              -         631,849
                                                ----------   -----------   -----------  ----------    -----------     -----------
BALANCE, SEPTEMBER 30, 2002                      1,318,368   $ 1,318,368   $11,787,899  $  550,425    $   123,986     $13,780,678
                                                ==========   ===========   ===========  ==========    ===========     ===========


        The accompanying notes are an integral part of these consolidated financial statements.


              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                       Nine Months Ended
                                                                                       September 30,
                                                                                  2002               2001
                                                                                  ----               ----
OPERATING ACTIVITIES
   Net income                                                                $    548,307       $    269,722
   Adjustments to reconcile net income to
        net cash provided by operating activities:
        Deferred income taxes                                                     118,491                  -
        Provisions for loan losses                                                314,000            356,000
        Depreciation and amortization                                            (234,987)           156,043
        Gain (Loss) on sale of investment securities                                                   9,746
        Increase (decrease) in other assets                                    (3,144,626)          (287,109)
        Increase (decrease) in other liabilities                                  661,632            398,310
                                                                             ------------       ------------
           Net cash provided by operating activities                            1,737,183            902,712
                                                                             ------------       ------------

INVESTING ACTIVITIES
   Purchase of investment securities                                           (2,944,672)                 -
   Proceeds from sale or call of investment securities                            404,384          1,824,606
   Decrease (increase) in Federal funds sold & short term investments           3,106,858         (2,923,819)
   Increase in loans, net                                                     (18,816,160)       (15,620,874)
   Purchase of premises and equipment                                             (27,128)        (1,113,167)
                                                                             ------------       ------------
        Net cash used in investing activities                                 (18,276,718)       (17,833,254)
                                                                             ------------       ------------

FINANCING ACTIVITIES
   (Decrease) increase in Federal funds purchased & borrowings                  4,000,000                  -
   Sale of Stock                                                                        -          5,905,272
   Net increase in deposits                                                    17,344,776         11,586,137
                                                                             ------------       ------------
          Net cash provided by financing activities                            21,344,776         17,491,409
                                                                             ------------       ------------

          Net increase in cash and cash equivalents                             1,330,875            560,867

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                 $  3,387,066       $  1,359,158
                                                                             ------------       ------------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                                    $  4,717,941       $  1,920,025
                                                                             ============       ============


CASH PAID FOR
   Income taxes                                                              $    321,301       $      8,410
                                                                             ------------       ------------
   Interest                                                                  $  1,551,783       $  2,152,613
                                                                             ------------       ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Beach First National Bancshares, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation
     ---------------------

         The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. ("Company") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2001.

2.   Principles of Consolidation
     ---------------------------

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Beach First National Bank. All significant inter-company items and transactions have been eliminated in consolidation.

3.   Earnings Per Share
     ------------------

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

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                            For the Nine Months Ended
                               September 30, 2002
                                                                           Shares              Per Share
                                     Income
                                                   (Numerator)          (Denominator)           Amount
                                                  ---------------     ------------------    ----------------
         Basic EPS                                $      548,307           1,318,368        $       0.42
         Effect of Diluted Securities:
             Stock options                                    --               6,007                (.01)
                                                  --------------           ---------        ------------
         Diluted EPS                              $      548,307           1,324,375        $       0.41



                           For the Three Months Ended
                               September 30, 2002

                                                      Income               Shares              Per Share
                                                   (Numerator)          (Denominator)           Amount
                                                  ---------------     ------------------    ----------------
         Basic EPS                                $      216,178           1,318,368        $         0.16
         Effect of Diluted Securities:
             Stock options                                    --               6,007                  0.00
                                                    ------------          ----------        --------------
         Diluted EPS                              $      216,178           1,324,375        $         0.16


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

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

   o   the effects of future economic conditions;
   o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
   o changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;
   o   our ability to control costs, expenses, and loan delinquency rates; and
   o the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.


Results of Operations
---------------------
EARNINGS REVIEW

Our net income was $548,307, or $.42 per common share, for the nine months ended September 30, 2002 as compared to a net income of $269,722, or $.20 per common share, for the nine months ended September 30, 2001. Our net income was $216,178, or $.16 per common share, for the three months ended September 30, 2002 as compared to net income of $104,378, or $.08 per common share, for the same period of 2001. The improvement in net income reflects the bank's continued growth, as average earning assets increased to $83.3 million during the first nine months of 2002 from $76.7 million during the same period of 2001. This continued growth is the result of our local ownership and management and the expansion into the Surfside Beach, South Carolina market in June of 2001. The return on average assets for the nine month period ended September 30 was .82% in 2002 compared to .51% in 2001. The return on average equity was 5.48% in 2002 versus 4.23% in 2001.

Net Interest Income

During the first nine months of 2002, net interest income increased to $3,091,697, from $2,139,892 in the same period of 2001. The growth in net interest income resulted from an increase of $366,443 in interest income, and a decrease in interest expense of $585,362 due to the reduction of interest rates. For the three months ended September 30, 2002, net interest income increased to $1,140,448 from $844,156 during the comparable period of 2001. The net interest spread was 4.12% in the nine months of 2002 compared to 2.86% during the same period of 2001. The net interest margin was 4.96% for the nine month period ended September 30, 2002 compared to 4.13% for the same period of 2001.

Provision for Loan Losses

The provision for loan losses was $314,000 for the first nine months of 2002 and $356,000 for the same period of 2001. For the three month period ending September 30, 2002 and 2001, the provision was $132,000 and $171,500, respectively. The decrease in the provision for the nine month period ending September 30, 2002 was the result of reduced charge offs during this period compared to 2001. The increase for the three month period was increased loan demand and our management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Our management anticipates loan growth will continue to be strong in 2002 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also "Allowance for Possible Loan Losses" below.

Noninterest Income

Noninterest income increased to $444,209 in the first nine months of 2002 from $267,921 in the same period of 2001. For the three months ended September 30, 2002, noninterest income was $182,787 as compared to $98,319 for the same period in 2001. Service fees on deposit accounts, the largest component of noninterest income, increased from $215,605 for the first nine months of 2001 to $300,797 during the same period of 2002. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of our customers. The net gain on the sale of investment securities was $525 compared to a loss of $9,746 for the nine month period ended September 30, 2002 and 2001, respectively.

Noninterest Expense

Total noninterest expense increased from $1,698,806 for the nine months ended September 30, 2001 to $2,347,751 for the same period of 2002, and from $676,571 for the three months ended September 30, 2001 to $847,940 in the same period of 2002. The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of our assets to $103.4 million at September 30, 2002 from $81.8 million at September 30, 2001. Salary and wages increased by $184,996 during the nine months ended September 30, 2002 and $56,073 during the three months ended September 30, 2002 compared to the same periods in 2001. Employee benefits increased by $97,839 and $36,938 during these periods. The increases in salaries and wages in 2002 is a result of additional employees to support our growth, including the opening of a new branch in June 2001 that expanded our presence in the southern part of our market.

Due to the opening of the new branch, occupancy expense increased by $90,591 for the nine months ended September 30, 2002 as compared to the same period in 2001. Depreciation and amortization expense increased by $78,944 during the first nine months of 2002 compared to the same period of 2001. This increase is due to the Surfside Beach branch office and leased space used for our operations department. We expect these expenses to increase as the depreciation expense for brick and mortar, furniture, fixtures and equipment purchased for the North Myrtle Beach branch, scheduled to open in early November 2002, is recorded.

For the nine month period ended September 30, 2002, data processing expense increased to $156,091 from $115,271 during the same period of 2001. During the three month period ended September 30, data processing expense increased to $63,369 in 2002 from $42,573 in 2001. Data processing fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity. The category of other expenses increased to $338,766 for the first nine months of 2002 compared to $255,672 for the same period of 2001, and increased to $128,743 during the three month period ended September 30, 2002 from $109,095 in the same period of 2001. This increase was due to the growth of operating expenses associated with the expansion of loans and deposits. The increases in the noninterest expenses noted above are primarily due to the continued expansion of our franchise.

BALANCE SHEET REVIEW

Loans

At September 30, 2002, net loans (gross loans less unearned fees and the allowance for loan losses) totaled $80.9 million, an increase of $20.5 million from September 30, 2001. Average total loans increased from $54.1 million with a yield of 9.16% in the first nine months of 2001 to $72.1 million with a yield of 7.88% in 2002. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

    The following table shows the composition of the loan portfolio by category at September 30, 2002 and 2001.

                                          Composition of Loan Portfolio

                                               September 30, 2002                      September 30, 2001
                                                              Percent                                 Percent
                                            Amount            of Total            Amount              of Total
                                            ------            --------            ------              --------
Commercial                           $    17,925,953               21.8%    $    12,580,834              20.6%

Real estate - construction                 4,922,955                6.0%          2,596,684               4.2%

Real estate - mortgage                    51,536,176               62.8%         39,049,265              63.8%

Consumer                                   7,696,228                9.4%          6,952,868              11.4%
                                     ---------------            --------    ---------------           --------

      Loans, gross                        82,081,312              100.0%         61,179,651             100.0%
                                     ===============            ========    ===============           ========

Unearned income                             (104,675)                              (100,713)

Allowance for possible loan losses        (1,122,056)                              (761,154)
                                     ---------------                        ---------------
      Loans, net                     $    80,854,581                        $    60,317,784
                                     ===============                        ===============

The principal component of our loan portfolio at September 30, 2002 and 2001 was mortgage loans, which represented 62.8% and 63.8% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. Due to the short time the portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. Our management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

Off Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $15.1 million through various types of commercial and consumer lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At September 30, 2002, the bank had issued commitments to extend credit of $3.1 million through various types of lending arrangements. The commitments expire over next 36 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

Because loans typically provide higher yields than other types of earning assets, one of our goals is for loans to represent the largest category of earning assets. At September 30, 2002, total loans were 88.2% of earning assets, versus 79.0% at September 30, 2001.

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

At September 30, 2002, the allowance for possible loan losses was $1,122,056, or 1.37% of total outstanding loans, compared to an allowance for possible loan losses of $761,154, or 1.25% of total outstanding loans, at September 30, 2001. We increased the allowance for possible loan losses by $360,902 over the September 30, 2001 allowance in order to keep pace with the approximately $20.5 million growth of our loan portfolio during the period.

In the first nine months of 2002, we had net charge-offs of $43,167. In the same period of 2001, there were $164,091 in net charge offs. We had three non-performing loans in the amount of $473,150 at September 30, 2002. Non-performing loans were $151,170 at September 30, 2001.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the nine months ending September 30, 2002 and 2001.


                                         Allowance for Loan Losses
                                                                     Nine months ending September 30,
                                                                         2002                 2001
                                                                         ----                 ----

Average total loans outstanding                                    $    72,119,482      $    54,146,709
Total loans outstanding at period end                                   81,976,637           61,078,937
Total nonperforming loans                                                  473,150              151,170

Beginning balance of allowance                                     $       851,222      $       569,245

Loans charged off                                                          (44,076)            (166,634)
Total recoveries                                                               909                2,543
                                                                   ---------------      ---------------
Net loans charged off                                                      (43,167)            (164,091)

Provision for loan losses                                                  314,000              356,000
                                                                   ---------------      ---------------
Balance at period end                                              $     1,122,056      $       761,154
                                                                   ===============      ===============

Net charge-offs to average total loans                                        .05%                 .27%
Allowance as a percent of total loans                                        1.37%                1.25%
Nonperforming loans as a
     percentage of total loans                                                .58%                 .25%
Non performing loans as a
     percentage of allowance                                                42.17%               19.86%


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

                   Allocation of the Allowance for Loan Losses

                                       As of September 30, 2002
                                    ------------------------------

                                                              %
Residential real estate.....     $           37,048        3.30
Commercial construction.....                 36,923        3.29
Commercial real estate......                183,925       16.39
Commercial..................                179,130       15.96
Consumer....................                 92,563        8.25
Other.......................                  1,185        0.11
Unallocated.................                543,183       48.41
Special Allocated...........     $           48,100        4.29
                                             ------       -----
Total allowance for
     Loan losses............     $        1,122,056      100.0%
                                          =========      ======

Investment Securities

Total securities averaged $7.4 million in the first nine months of 2002 and totaled $8.6 million at September 30, 2002. In the same period of 2000, total securities averaged $7.2 million and totaled $6.5 million at September 30, 2001. At September 30, 2002, our total investment securities portfolio had a book value of $8,426,749 and a market value of $8,614,889 for an unrealized net gain of $188,140. We invest in U.S. Government Agencies and U.S. Government Mortgage-backed securities.

At September 30, 2002, short-term investments totaled $2,572,433 compared to $9,842,819 as of September 30, 2001. This decrease is mainly attributed to the increase loan demand that occurred during the nine month period ending September 30, 2002 compared to 2001. These funds are one source of our bank's liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Deposits and Other Interest-Bearing Liabilities

         Average total deposits were $73.5 million and average interest-bearing deposits were $60.9 million in the first nine months of 200. Average total deposits were $61.6 million and average interest-bearing deposits were $52.6 million in the same period of 2001.

         The following table sets forth our deposits by category as of September 30, 2002 and September 30, 2001.

                                                                     Deposits
                                               September 30, 2002              September 30, 2001
                                                            Percent of                      Percent of
                                              Amount         Deposits         Amount         Deposits
                                              ------         --------         ------         --------

Demand deposit accounts                  $   14,592,449          17.4%   $   11,356,231          16.6%
Interest bearing checking accounts            4,073,852           4.8%        3,964,473           5.8%
Money market accounts                        19,807,338          23.4%       14,735,106          21.6%
Savings accounts                              3,062,296           3.6%        3,390,196           5.0%
Time deposits less than $100,000             20,795,799          24.6%       24,146,463          35.3%
Time deposits of $100,000 or over            22,146,010          26.2%       10,720,179          15.7%
                                         --------------    -----------   --------------    -----------
     Total deposits                      $   84,477,744         100.0%   $   68,312,648         100.0%
                                         ==============    ===========   ==============    ===========

Internal growth, resulting primarily from special promotions and increased advertising, generated the new deposits.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $62.3 million at September 30, 2002 compared to $60.7 million at September 30, 2001. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 74% at September 30, 2002 and 84% at September 30, 2001. Our loan-to-deposit ratio was 94.2% at September 30, 2002 versus 89.4% at September 30, 2001. The average loan-to-deposit ratio was 94.2% during the first nine months of 2002 and 86.7% during the same period of 2001.

CAPITAL

We are subject to various regulatory capital requirements administered by our federal bank regulators. As long as we have less than $150 million in total assets, our capital levels are measured for regulatory purposes only at the bank level, not at the holding company level. Under the capital guidelines of the Office of the Comptroller of the Currency, the bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized," banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier

1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The bank's Tier 1 risk-based capital ratio, total risk-based capital ratio and Tier 1 leverage ratio was 12.5%, 13.8% and 11.1%, respectively at September 30, 2002 compared to 15.9%, 17.2% and 12.7%, respectively at September 30, 2001.


LIQUIDITY AND INTEREST RATE SENSITIVITY

Our primary sources of liquidity are core deposits, scheduled repayments on our loans and interest on and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. Our loan to deposit ratio at September 30, 2002 was 94.2%. We may also utilize our cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $6,000,000 and secured advances of approximately $7,000,000 through the Federal Home Loan Bank. We believe that our existing stable base of core deposits and other funding sources along with continued growth in our deposit base, are adequate to meet our operating needs and we are not aware of any events which may result in a significant adverse impact on liquidity.


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


Item 3. Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II -- OTHER INFORMATION
----------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         Not applicable.

Item 5.  Other Information.
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)      Exhibits:   10.1       Description of the Director Deferred
                                Compensation Plan
                     10.2       Description of the Executive Deferred
                                Compensation Plan
                     10.3       Description of the Split Dollar Life
                                Insurance Plan

(b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K during the third quarter ended September 30, 2002.

99.1 The Company filed a Form 8-K on August 12, 2002 to disclose that the Chief Executive Officer, Walter E. Standish, III, and the Chief Financial Officer, Richard N. Burch, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BEACH FIRST NATIONAL BANCSHARES, INC.


Date:    November 13, 2002
                                     By: /s/ Walter E. Standish, III
                                        ------------------------------------
                                        Walter E. Standish, III
                                        President and Chief Executive Officer


                                     By:  /s/ Richard N. Burch
                                        ------------------------------------
                                        Richard N. Burch
                                        Chief Financial and Principal
                                        Accounting Officer

      Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Walter E. Standish, III, President and C.E.O., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Beach First National Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
       -----------------
                                   /s/ Walter E. Standish, III
                                  --------------------------------------
                                  Walter E. Standish, III, President and C.E.O. (Principal Executive Officer)

      Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard N. Burch, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Beach First National Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002
       -----------------
                                     /s/ Richard N. Burch
                                    -----------------------------------------
                                    Richard N. Burch, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)