Form 10KSB
period 2002-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2003-03-20
CIK 949228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                                   (Mark One)
X     Annual Report under Section 13 or 15(d) of the Securities Exchange Act
----  of 1934 For the fiscal year ended December 31, 2002 or

      Transition Report under Section 13 or 15(d) of the Securities Exchange ---- Act of 1934
         For the transition period from            to
                                        ----------    ----------

                          Commission file no. 000-22503

                      BEACH FIRST NATIONAL BANCSHARES, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          South Carolina                                   58-1030117
          --------------                                   ----------
     (State or Other Jurisdiction                       (I.R.S. Employer
   of Incorporation or Organization)                    Identification No.)

              1550 Oak Street
       Myrtle Beach, South Carolina                           29577
      ------------------------------                         -------
  (Address of Principal Executive Offices)                  (Zip Code)
                                 (843) 626-2265
                            ------------------------
                 Issuer's Telephone Number, Including Area Code

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
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 11, 2003 was approximately $1,338,184. This calculation was based on the closing price of such common equity on March 11, 2003.

     The number of shares outstanding of the Registrant's common stock was 1,318,368 at March 11, 2003.

     Transitional Small Business Disclosure Format. (Check one): Yes    No X
                                                                    ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and 7. The Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12.

Part 1
Item 1.  Business

General Overview

     We conduct a general commercial and retail banking business, emphasizing the needs of individual and small- to medium-sized businesses. We operate our banking business through our bank, Beach First National Bank. Our main office is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. In June 2001, we opened our first branch office, which is located at the northwest corner of the intersection of S.C. Highway 544 and U.S. Highway 17 in Surfside Beach. In November 2002, we opened our second branch office located in the Gator Hole Shopping Center in North Myrtle Beach and in February 2003, we opened out third office on Hilton Head Island, SC. We primarily serve the Grand Strand area of Myrtle Beach, South Carolina, although plans include expanding our operations to serve the coastal areas of South Carolina.

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

     The characteristics of our loan portfolio and our underwriting procedures, collateral types, risks, approval process and lending limits are discussed below. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision and Allowance for Loan Losses" in the Company's Annual Report to Shareholders, incorporated herein by reference.

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

     Commercial Loans. Approximately 22% of our loan portfolio consists of commercial loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

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

Competition

     The Myrtle Beach market is a highly competitive market in which all of the largest banks in the state are represented as well as super regional banks. The competition among the various financial institutions is based upon a variety of factors including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offers services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrates our efforts on small- to medium-sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Employees

     At December 31, 2002, we employed a total of 41 full-time equivalent employees. The company believes that the relations with its employees are good.

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

Recent Legislation


USA Patriot Act of 2001

     In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

     o a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
     o covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
     o with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

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

Item 2.    Description of Property

     The principal place of business of both the company and the bank and the main office of the bank is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. The bank's main office is located on 0.8-acre plot of land, which was purchased for $218,000. We constructed a permanent banking facility of 5,000 square feet on the site at a cost of approximately $1,000,000, which was paid out of the proceeds of our initial public offering. Furniture, fixtures, and equipment for the main office cost approximately $534,000. There is one automated teller machine located at the bank's main office.

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

     We have a second branch office located in the Gator Hole Shopping Center at 710 Highway 17 North, North Myrtle Beach, South Carolina. We have a 20 year lease for the property which the branch is located, which may renew for four successive separate periods of five years. The branch opened in November, 2002 and was constructed at a cost of approximately $500,000. Furniture, fixtures and equipment for the branch office cost approximately $250,000.

     Our third branch office located in the Pineland Shopping Center at 430 William Hilton Parkway Hilton Head Island, South Carolina was opened in February 2003. We have a ten year lease with renewal options for two five year periods. We incurred leasehold improvements totaling $150,000.

Item 3.    Legal Proceedings.

     There are no material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.    Market for Common Equity and Related Stockholder Matters.

     Our common stock has been quoted on the OTC Bulletin Board under the symbol "BFNB" since the third quarter of 2001. As of March 11, 2003, we had approximately 1,485 shareholders of record.

     To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

     The following table sets forth the high and low bid stock prices published by OTC Bulletin Board for each quarter during the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                    High Bid     Low Bid
           Year end 2002:
                First Quarter       10.40        10.10
                Second Quarter      11.12        10.90
                Third Quarter       12.15        11.75
                Fourth Quarter      12.45        12.05


           Year end 2001:
                First Quarter       *            *
                Second Quarter      *            *
                Third Quarter       11.50        11.50
                Fourth Quarter      10.20        10.10


*Stock began trading on the OTC Bulletin Board on July 19, 2001.

The following table sets forth equity compensation plan information at December 31, 2002.

                      Equity Compensation Plan Information

                                                                                             Number of securities
                                   Number of securities                                     remaining available for
                                       to be issued               Weighted-average           future issuance under
                                     upon exercise of             exercise price of        equity compensation plans
                                   outstanding options,         outstanding options,                  (c)
Plan Category                     warrants and rights(a)       warrants and rights (b)       (excluding securities
-------------                     -------------------          -------------------
                                                                                            reflected in column(a))
                                                                                            -----------------------
Equity compensation                       53,448                       $10.41                       23,515
plans approved by
security holders

Equity compensation                            0                            0                            0
plans not approved
by security holders

         Total                            53,448                       $10.41                       23,515


Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

     In response to this Item, the information contained on pages 4 through 16 of the Company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Part 1.  Item 7:  Financial Statements


     In response to this Item, the information contained on pages 17 through 36 of the company's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


     None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 is incorporated herein by reference.

Item 10.  Executive Compensation

     In response to this Item, the information contained on pages 6 through 8 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     In response to this Item, the information contained on page 9 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     In response to this Item, the information contained on page 11 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 is incorporated herein by reference.

Item 13.   Exhibits, List and Reports on Form 8-K

(a)    The following documents are filed as part of this report:

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95562 on Form S-1)

3.2. Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-95562 on Form S-1)

4.1. Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-95562 on Form S-1)

4.2.   Form of Certificate of Common Stock (incorporated by reference to Exhibit
       4.2 to the Company's Registration Statement No. 33-95562 on Form S-1)

10.1 Employment Agreement of Walter E. Standish, III with the Company dated March 4, 2000 (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 2000).

10.2   Description of the Director Deferred Compensation Plan (incorporated to
       Exhibit 10.1 to the Company's Form 10-QSB filed with the SEC on November 14, 2002).

10.3   Description of the Executive Deferred Compensation Plan (incorporated to
       Exhibit 10.2 to the Company's Form 10-QSB filed with the SEC on November 14, 2002).

10.4   Description of the Split Dollar Life Insurance Plan (incorporated to
       Exhibit 10.3 to the Company's Form 10-QSB filed with the SEC on November 14, 2002).

13     Annual Report to Shareholders for the year ended December 31, 2002

24     Power of Attorney (contained on the signature page hereof).

21.1.  Subsidiaries of the Company

(b)    Reports on Form 8-K
       -------------------

     The following reports were filed on Form 8-K during the fourth quarter for the year ended December 31, 2002.

     The Company filed a Form 8-K on November 14, 2002 to disclose that the Chief Executive Officer, Walter E. Standish, III, and the Chief Financial Officer, Richard N. Burch, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Item 14. Controls and Procedures

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

                                      BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   March 19, 2003                By:      /s/ Walter E. Standish, III
       -----------------------           ---------------------------------------
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

Signature                                 Title                    Date
---------                                 -----                    ----


/s/ Michael Bert Anderson
-----------------------------
Michael Bert Anderson                    Director


/s/ Orvis Bartlett Buie
-----------------------------
Orvis Bartlett Buie                      Director


/s/ Raymond E. Cleary, III
-----------------------------
Raymond E. Cleary III                Chairman and Director


/s/ Michael D. Harrington
-----------------------------
Michael D. Harrington                    Director


/s/ Joe N. Jarrett, Jr.
-----------------------------
Joe N. Jarrett, Jr.                      Director


/s/ Richard E. Lester
-----------------------------
Richard E. Lester                        Director


/s/ Leigh Ammons Meese
-----------------------------
Leigh Ammons Meese                       Director

/s/ Rick H. Seagroves
-----------------------------
Rick H. Seagroves                        Director


/s/ Don J. Smith
-----------------------------
Don J. Smith                             Director


/s/ Samuel Robert Spann
-----------------------------
Samuel Robert Spann, Jr.                 Director


/s/ B. Larkin Spivey, Jr.
-----------------------------
B. Larkin Spivey, Jr.                    Director


/s/ Walter E. Standish, III
-----------------------------
Walter E. Standish, III          President, CEO, and Director



-----------------------------
James C. Yahnis                          Director


/s/ Richard N. Burch
-----------------------------
Richard N. Burch                 Chief Financial Officer and
                                 Principal Accounting Officer

                                 Exhibit List:


3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95562 on Form S-1)

3.2. Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-95562 on Form S-1)

4.1. Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-95562 on Form S-1)

4.2.  Form of Certificate of Common Stock (incorporated by reference to Exhibit
      4.2 to the Company's Registration Statement No. 33-95562 on Form S-1)

10.1 Employment Agreement of Walter E. Standish, III with the Company dated March 4, 2000 (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 2000).

10.2  Description of the Director Deferred Compensation Plan (incorporated to
      Exhibit 10.1 to the Company's Form 10-QSB filed with the SEC on November 14, 2002).

10.3  Description of the Executive Deferred Compensation Plan (incorporated to
      Exhibit 10.2 to the Company's Form 10-QSB filed with the SEC on November 14, 2002).

10.4  Description of the Split Dollar Life Insurance Plan (incorporated to
      Exhibit 10.3 to the Company's Form 10-QSB filed with the SEC on November 14, 2002).

13.1  Annual Report to Shareholders for the year ended December 31, 2002

21.1. Subsidiaries of the Company

24    Power of Attorney (contained on the signature page hereof).

                                  Certification

I, Walter E. Standish, III, certify that:

1. I have reviewed this annual report on Form 10-KSB of Beach First National Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 19, 2003

                                        /s/ Walter E. Standish, III
                                        ---------------------------------
                                        Walter E. Standish, III
                                        President and Chief Executive Officer

                                  Certification

I, Richard N. Burch, certify that:

1. I have reviewed this annual report on Form 10-KSB of Beach First National Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003
                                        /s/ Richard N. Burch
                                        ---------------------------------
                                        Richard N. Burch
                                        Chief Financial Officer