Form 10KSB/A
period 2002-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2003-03-28
CIK 949228

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

                                Explanatory Note

     This 10-KSB/A is being filed to add the Section 302 certifications which were inadvertently edgarized as correspondence rather than part of the original 10-KSB. No other changes have been made to the original 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BEACH FIRST NATIONAL BANCSHARES, INC.


Date:   March 28, 2003                By:  /s/ Walter E. Standish, III
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

Signature                                 Title                    Date
---------                                 -----                    ----


  *
-----------------------------
Michael Bert Anderson                    Director


  *
-----------------------------
Orvis Bartlett Buie                      Director


  *
-----------------------------
Raymond E. Cleary III                Chairman and Director


  *
-----------------------------
Michael D. Harrington                    Director


  *
-----------------------------
Joe N. Jarrett, Jr.                      Director


  *
-----------------------------
Richard E. Lester                        Director


  *
-----------------------------
Leigh Ammons Meese                       Director

  *
-----------------------------
Rick H. Seagroves                        Director


  *
-----------------------------
Don J. Smith                             Director


  *
-----------------------------
Samuel Robert Spann, Jr.                 Director


  *
-----------------------------
B. Larkin Spivey, Jr.                    Director


/s/ Walter E. Standish, III
-----------------------------                                   March 28, 2003
Walter E. Standish, III          President, CEO, and Director



-----------------------------
James C. Yahnis                          Director


  *
-----------------------------
Richard N. Burch                 Chief Financial Officer and
                                 Principal Accounting Officer


/s/ Walter E. Standish, III                                     March 28, 2003
-----------------------------
As Attorney - In - Fact

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

13.1 Annual Report to Shareholders for the year ended December 31, 2002 (incorporated herein by reference to Exhibit 13.1 to the Company's Form 10-KSB filed for the period ended December 31, 2002).

21.1. Subsidiaries of the Company (incorporated herein by reference to Exhibit
      21.1 to the Company's Form 10-KSB filed for the period ended December 31,
      2002).

24 Power of Attorney (incorporated herein by reference to Exhibit 24 to the Company's Form 10-KSB filed for the period ended December 31,
      2002).