Form 10QSB
period 2003-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2003-05-12
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

         For the quarterly period ended:  March 31, 2003
                                          --------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

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



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 5, 2003, 1,318,368 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.


     Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                    ---    ---

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                      Consolidated Condensed Balance Sheets

                                                                           March 31,                   December 31,
                                                                     2003         2002                      2002
                                                                     ----         ----                      ----
                                                                  (unaudited)  (unaudited)                (audited)
                                                                                                           -------
          ASSETS
Cash and due from banks                                         $   4,123,657       $  1,625,858        $  4,457,614
Federal funds sold and short-term investments                      13,696,000          2,990,000           5,429,214
Investment securities available for sale                           12,527,987          6,447,304           7,552,282
Loans, net                                                        101,415,012         68,573,079          92,024,574
Federal Reserve Bank stock                                            164,700            164,700             164,700
Federal Home Loan Bank stock                                          325,000            160,300             200,000
Premises and equipment, net                                         4,679,225          2,411,855           4,577,770
Other assets                                                        4,309,860            946,989           4,002,671
                                                                -------------       ------------       -------------
      Total assets                                              $ 141,241,441       $ 83,320,085       $ 118,408,825
                                                                =============       ============       =============

          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
   Noninterest bearing deposits                                 $  15,575,039       $ 11,230,026       $  19,316,292
   Interest bearing deposits                                      103,867,686         58,146,229          80,549,745
                                                                -------------       ------------       -------------
     Total deposits                                               119,442,725         69,376,255          99,866,037
   Advances from Federal Home Loan Bank                             6,500,000                  -           4,000,000
Other liabilities                                                   1,229,738            648,967             614,420
                                                                -------------       ------------       -------------
     Total liabilities                                            127,172,463         70,025,222         104,480,457
                                                                -------------       ------------       -------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
   authorized; 1,318,368 issued and outstanding                     1,318,368          1,318,368           1,318,368
Paid-in capital                                                    11,787,899         11,787,899          11,787,899
Retained earnings                                                     912,318            167,112             709,390
Accumulated other comprehensive income                                 50,393             21,484             112,711
                                                                -------------       ------------       -------------
     Total shareholders' equity                                    14,068,978         13,294,863          13,928,368
                                                                -------------       ------------       -------------
      Total liabilities and shareholders' equity                $ 141,241,441       $ 83,320,085       $ 118,408,825
                                                                =============       ============       =============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

              Beach First National Bancshares, Inc, and Subsidiary
                          Myrtle Beach, South Carolina
                   Consolidated Condensed Statements of Income
                                   (unaudited)
                                                                                 Three Months Ended
                                                                                      March 31
                                                                                      --------
                                                                            2003                   2002
                                                                            ----                   ----
INTEREST INCOME
   Interest and fees on loans                                           $ 1,723,473            $ 1,322,069
   Investment securities                                                    113,298                 92,547
   Federal funds sold                                                         8,124                 22,780
                                                                        -----------            -----------
          Total interest income                                           1,844,895              1,437,396

INTEREST EXPENSE
   Deposits                                                                 562,633                516,271
   Other borrowings                                                          44,812                      -
                                                                        -----------            -----------
          Total interest expense                                            607,445                516,271

          Net interest income                                             1,237,450                921,125

PROVISION FOR POSSIBLE LOAN
   LOSSES                                                                    68,000                 84,000
                                                                        -----------            -----------
          Net interest income after  provision for possible
            loan losses                                                   1,169,450                837,125
                                                                        -----------            -----------

NONINTEREST INCOME
   Service fees on deposit accounts                                         121,382                 85,661
   Gain on sale of investment securities                                     73,639                    487
   Other income                                                              87,634                 34,558
                                                                        -----------            -----------
          Total noninterest income                                          282,655                120,706
                                                                        -----------            -----------

NONINTEREST EXPENSES
   Salaries and wages                                                       483,130                313,144
   Employee benefits                                                         98,852                 57,873
   Supplies and printing                                                     29,444                 20,515
   Advertising and public relations                                          41,928                  7,313
   Professional fees                                                         34,736                 23,655
   Depreciation and amortization                                            104,997                 73,344
   Occupancy                                                                 86,772                 54,369
   Data processing fees                                                      66,841                 39,320
   Other operating expenses                                                 183,296                106,983
                                                                        -----------            -----------
          Total noninterest expenses                                      1,129,996                696,516
                                                                        -----------            -----------

         Income before income taxes                                         322,109                261,315

INCOME TAX EXPENSE                                                          119,181                 96,322
                                                                        -----------            -----------

          Net  income                                                   $   202,928            $   164,993
                                                                        ===========            ===========

BASIC NET INCOME PER COMMON SHARE                                       $       .15            $       .13
                                                                        ===========            ===========

DILUTED NET INCOME PER COMMON SHARE                                     $       .15            $       .12
                                                                        ===========            ===========

Weighted average common shares outstanding - basic                        1,318,368              1,318,368
Weighted average common shares outstanding - diluted                      1,327,305              1,320,765


       The accompanying notes are an integral part of these consolidated condensed financial statements.

              Beach First National Bancshares, Inc. and Subsidiary
      Consolidated Condensed Statements of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                          Accumulated
                                                                                                           Other           Total
                                                       Common stock          Paid-in       Retained     Comprehensive  Shareholders'
                                                   Shares       Amount       Capital       Earnings        Income          Equity
                                                   ------       ------       -------       --------        ------          ------
BALANCE, DECEMBER 31, 2001                       1,318,368   $1,318,368   $ 11,787,899     $  2,119      $  40,444      $13,148,830
   Net income                                            -            -              -      164,993              -          164,993
Other comprehensive income, net of taxes:
  Unrealized loss on investment securities               -            -              -            -        (18,960)         (18,960)
  Less reclassification adjustments for losses
    included in net income                               -            -              -            -              -                -
                                                                                                                         ----------
  Comprehensive income                                   -            -              -            -              -          146,033
                                                 ---------   ----------    -----------     --------      ---------      -----------
BALANCE, MARCH 31, 2002                          1,318,368   $1,318,368    $11,787,899     $167,112      $  21,484      $13,294,863
                                                 =========   ==========    ===========     ========      =========      ===========


                                                                                                       Accumulated
                                                                                                          Other            Total
                                                      Common stock          Paid-in      Retained     Comprehensive    Shareholders'
                                                  Shares       Amount       Capital      Earnings         Income           Equity
                                                  ------       ------       -------      --------         ------           ------

BALANCE, DECEMBER 31, 2002                       1,318,368   $1,318,368    $11,787,899     $ 709,390     $ 112,711      $13,928,368
   Net income                                            -            -              -       202,928             -          202,928
Other comprehensive income, net of taxes:
  Unrealized loss on investment securities               -            -              -             -       (62,318)         (62,318)
  Less reclassification adjustments for losses
    included in net income                               -            -              -             -             -                -
                                                                                                                        -----------
  Comprehensive income                                   -            -              -            -                  -      140,610
                                                 ---------   ----------    -----------     --------      ---------      -----------
BALANCE, MARCH 31, 2003                          1,318,368   $1,318,368    $11,787,899     $912,318      $  50,393      $14,068,978
                                                 =========   ==========    ===========     ========      =========      ===========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

              Beach First National Bancshares, Inc. and Subsidiary
                          Myrtle Beach, South Carolina
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                  2003               2002
                                                                                  ----               ----

OPERATING ACTIVITIES
   Net income                                                                 $    202,928       $   164,993
   Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Deferred income taxes                                                      133,710            64,687
        Provisions for loan losses                                                  68,000            84,000
        Depreciation and amortization                                              104,997            73,344
        Loss (Gain) on sale of investment securities                               (73,639)              487
       (Increase) decrease in other assets                                        (293,622)          (96,469)
        Increase in other liabilities                                              175,178           154,117
                                                                              ------------       -----------
           Net cash provided by operating activities                               317,552           445,159
                                                                              ------------       -----------

INVESTING ACTIVITIES
   Purchase of investment securities                                            (8,750,866)       (1,525,969)
   Purchase of FHLB stock                                                         (125,000)          (16,200)
   Proceeds from sale of investment securities                                   3,639,204           733,037
   Decrease (increase) in Federal funds sold                                    (8,266,786)        2,689,291
   Increase in loans, net                                                       (9,458,438)       (6,304,658)
   Purchase of premises and equipment                                             (206,452)          (25,149)
                                                                              ------------       -----------
        Net cash used in investing activities                                  (23,168,338)       (4,449,648)
                                                                              ------------       -----------

FINANCING ACTIVITIES
   Advances from Federal Home Loan Bank                                          2,500,000                 -
   Net increase (decrease) in deposits                                          20,016,829         2,243,281
                                                                              ------------       -----------
          Net cash provided by financing activities                             22,516,829         2,243,281
                                                                              ------------       -----------

          Net increase (decrease) in cash and cash equivalents                    (333,957)       (1,761,208)

CASH AND DUE FROM BANKS, BEGINNING
   OF PERIOD                                                                  $  4,457,614       $ 3,387,066
                                                                              ============       ===========

CASH AND DUE FROM BANKS, END OF
   PERIOD                                                                     $  4,123,657       $ 1,625,858
                                                                              ============       ===========


CASH PAID FOR
   Income taxes                                                               $    119,181       $    92,664
                                                                              ------------       -----------
   Interest                                                                   $    607,445       $   514,731
                                                                              ------------       -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Beach First National Bancshares, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. ("Company") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2002.

2.       Principles of Consolidation
         ---------------------------

         The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiary, Beach First National Bank. All significant inter-company items and transactions have been eliminated in consolidation.

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

         RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

                                            For the Three Months Ended
                                                  March 31, 2003

                                                      Income               Shares              Per Share
                                                   (Numerator)          (Denominator)           Amount
                                                   -----------          -------------          ---------
         Basic EPS                                  $ 202,928             1,318,368             $  0.15
         Effect of Diluted Securities:
             Stock options                                  -                 8,937                (.00)
                                                    ---------             ---------             -------
         Diluted EPS                                $ 202,928             1,327,305             $  0.15

4.       Stock Compensation Plan
         -----------------------

         The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                        Three Months ended March 31
                                                                        ---------------------------
                                                                        2003                   2002
                                                                        ----                   ----

Net income, as reported                                               $  202,928             $  164,993
Deduct:  Total stock-based employee compensation
         expense determined under fair value based
         method  for all  awards,  net of  related  tax
         effects                                                           4,020                  3,196
                                                                      ----------             ----------

Pro forma net income                                                  $  198,908             $  161,797
                                                                      ==========             ==========

Earnings per share:
     Basic - as reported                                              $     0.15             $     0.12
                                                                      ==========             ==========
     Basic - pro forma                                                $     0.15             $     0.12
                                                                      ==========             ==========

     Diluted - as reported                                            $     0.15             $     0.12
                                                                      ==========             ==========
     Diluted - pro forma                                              $     0.15             $     0.12
                                                                      ==========             ==========

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

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     o significant increases in competitive pressure in the banking and financial services industries;

     o changes in the interest rate environment which could reduce anticipated or actual margins;

     o   the  cost of  defending  and  the  risk  of  loss  in  connection  with
         litigation   involving   customers  of  and  activities  in  our  trust
         department;

     o changes in political conditions or the legislative or regulatory environment;

     o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

     o   changes occurring in business conditions and inflation;

     o   changes in technology;

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

     o   changes in monetary and tax policies;

     o   changes in the securities markets; and

     o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.


Results of Operations
---------------------

EARNINGS REVIEW

     Our net income was $202,928, or $0.15 per common share, for the three months ended March 31, 2003 as compared to $164,993, or $0.13 per common share, for the three months ended March 31, 2002. The improvement in net income reflects the Bank's continued growth, as average earning assets increased to $111.1 million during the first three months of 2003 from $77.7 million during the same period of 2002. The improvement also reflects a gain on sale of investment securities of $73,639 during the quarter ended March 31, 2003, compared to a gain of $487 during the quarter ended March 31, 2002. The return on average assets for the three month period ended March 31 was .66% in 2003 compared to .80% in 2002; this decline is due in part to a 49.6% increase in average assets from 2002. The return on average equity was 5.8% in 2003 versus 5.0% in 2002.

Net Interest Income

     During the first three months of 2003, net interest income increased to $1,237,450 from $921,125 in the same period of 2002. The growth in net interest income resulted from an increase of $407,499 in interest income. Interest income increased as a result of our continued growth, as average total loans increased from $66.2 million in the first three months of 2002 to $98.5 million in the same period in 2003. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.12% in the first three months of 2003 compared to 3.89% during the same period of 2002. The net interest margin was 4.52% for the three month period ended March 31, 2003 compared to 4.81% for the same period of 2002.

Provision for Loan Losses

     The provision for loan losses was $68,000 for the first three months of 2003 and $84,000 for the same period of 2002. The decrease was the result of management's assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. See also "Allowance for Possible Loan Losses" below.

Non Interest Income

     Noninterest income was $282,655 in the first three months of 2003 compared to $120,706 in the same period of 2002. Service fees on deposit accounts, generally the largest component of noninterest income, increased from $85,661 in 2002 to $121,382 in 2003. Other income increased to $87,633 in 2003 from $34,558 in the same period of 2002. Gains on sale of investment securities were $73,639 for the first quarter of 2003 compared to $487 in this period of 2002. Service fees on deposit accounts increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. Other income increased due to the bank's purchase of bank owned life insurance to help fund employee and director benefits programs.

Non Interest Expense

     Total noninterest expense increased to $1,129,996 for the three month period ending March 31, 2003 from $696,516 for the three month period ended March 31, 2002. The increase in noninterest expense reflects an increase in most expense categories as a result of our growth to $141.2 million in total assets. Salary, wages and benefits increased $210,965, representing 49% of the total increase in noninterest expenses, due to the expansion of branch offices and asset growth over this period in 2002. We added twelve full time equivalents due to new branch openings in North Myrtle Beach, South Carolina in November 2002 and Hilton Head Island, South Carolina in February 2003.

     Depreciation and amortization expense increased by $31,653 from the first quarter of 2002 to the same period of 2003 primarily due to the additional expenses associated with our new branch offices in North Myrtle Beach and Hilton Head Island, South Carolina. Occupancy expense increased by $32,403 from the first quarter of 2002 to the first quarter of 2003, primarily due to the opening of two new branch offices.

     Advertising and public relations expenses increased $34,615 due to our expansion into two new markets, North Myrtle Beach and Hilton Head Island, South Carolina. Other operating expenses increased $74,233, primarily due to our new branch expansion, home equity loan closing costs program and the expansion of the VISA debit card program.

     For the three month period ended March 31, 2003, data processing expense increased to $66,841 from $39,320 during the same period of 2002. Data processing fees are directly related to increases in the volume of loan and deposit accounts and associated transaction activity. The category of other expenses increased to $183,296 for the first three months of 2003 compared to $106,983 for the same period of 2002. This increase was primarily due to increased telephone, data communication, postage and other miscellaneous expenses related primarily to the new branch offices and the growth of the company.

BALANCE SHEET REVIEW

Loans

     At March 31, 2003, net loans (total loans less the allowance for loan losses) totaled $101.4 million, an increase of $32.8 million from March 31, 2002. Average total loans increased from $66.2 million with a yield of 8.10% in the first three months of 2002 to $98.5 million with a yield of 7.10% in 2003. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

     The following table shows the composition of the loan portfolio by category at March 31, 2003 and 2002.

                                           Composition of Loan Portfolio

                                                    March 31, 2003                          March 31, 2002
                                                               Percent                                 Percent
                                                 Amount        of Total                 Amount         Of Total
                                                 ------        --------                 ------         --------
Commercial                                   $ 26,713,931        26.0%             $ 15,745,060          22.6%
Real estate - construction                      6,363,341         6.2                 3,077,577           4.4
Real estate - mortgage                         61,845,641        60.1                43,709,931          62.8
Consumer                                        8,004,996         7.7                 7,056,219          10.2
                                             ------------       -----              ------------         -----
      Loans, gross                            102,927,909       100.0%               69,588,787         100.0%
                                                                =====                                   =====
Unearned income                                  (169,815)                              (80,486)
Allowance for possible loan losses             (1,343,082)                             (935,222)
                                             ------------                          ------------
      Loans, net                            $ 101,415,012                          $ 68,573,079
                                            =============                          ============

     The principal component of our loan portfolio at March 31, 2003 and 2002 was mortgage loans, which represented 60.1% and 62.8% of the portfolio, respectively. In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

     At March 31, 2003, the bank had issued commitments to extend credit of $15.1 million through various types of lending arrangements. The commitments expire over the next 36 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

         In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $2.2 million at March 31, 2003. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

     Since loans typically provide higher yields than other types of earning assets, one of the bank's goals is for loans to represent the largest category of earning assets. As of March 31, 2003, loans were 88.6% of earning assets, compared to 87.5% at March 31, 2002.

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

     We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of income. We evaluate the allowance for loan losses on an overall portfolio basis, as well as allocating the allowance to loan categories. We consider a number of factors in determining the level of this allowance, including our total amount of outstanding loans, our amount of past due loans, our historic loan loss experience, general economic conditions, and our assessment of potential losses, classified and criticized loans, concentrations of credit and internal credit risk ratings. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

     At March 31, 2003, the allowance for possible loan losses was $1,343,082, or 1.31% of outstanding loans, compared to an allowance for possible loan losses of $935,222, or 1.35% of outstanding loans, at March 31, 2002. In the first three months of 2003, we had one charge-off totaling $696, and in 2002, we had no charge-offs. We had non-performing loans totaling $416,462 at March 31, 2003 and $63,995 at March 31, 2002. While there can be no assurances, we do not expect significant losses relating to these non-performing loans.

Allowance for Loan Losses
                                                   Three months ending March 31,
                                                    2003              2002
                                                    ----              ----

Average loans outstanding                       $  98,472,098     $ 66,207,233
Total loans outstanding at period end             102,727,909       69,508,301
Total nonperforming loans                             416,462           63,995

Beginning balance of allowance                  $   1,275,778     $    851,222

Loans charged off                                         696                0
Total recoveries                                            0                0
                                                -------------     ------------
Net loans charged off                                     696                0

Provision for loan losses                              68,000           84,000
                                                -------------     ------------
Balance at period end                           $   1,343,082          935,222
                                                =============     ============

Net charge-offs to average loans                         0.00%            0.00%
Allowance as a percent of total loans                    1.31%            1.35%
Nonperforming loans as a
     Percentage of total loans                            .41%             .09%
Nonperforming loans as a
     Percentage of allowance                            31.01%            6.84%


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

                   Allocation of the Allowance for Loan Losses

                                   As of March 31, 2003
                                   --------------------


 Residential real estate.....     $    59,598      4.44%
 Commercial construction.....          51,030      3.80
 Commercial real estate......         185,955     13.85
 Commercial..................         269,020     20.03
 Consumer....................          96,900      7.21
 Other.......................             765      0.06
 Unallocated.................         510,748     38.02
 Special Allocated...........     $   169,066     12.59
                                  -----------     -----
 Total allowance for
      Loan losses............     $ 1,343,082     100.0%
                                  ===========     =====


Investment Securities

     Total securities averaged $9.6 million in the first three months of 2003 and totaled $12.5 million at March 31, 2003. In the same period of 2002, total securities averaged $6.2 million and totaled $6.4 million at March 31, 2002.

At March 31, 2003, our total investment securities portfolio had a book value of $12.9 million and a market value of $12.9 million for an unrealized net gain of $76,353. We primarily invest in U.S. Government Agency and U. S. Agency mortgage backed securities.

     At March 31, 2003, short-term investments totaled $13.7 million, compared to $3.0 million at March 31, 2002. These funds are one source of our bank's liquidity and are generally invested in an earning capacity on an overnight or short-term basis. The increase between the two periods is attributable to the increase in deposits from a certificate of deposit special offer run during the first quarter.

Deposits and Other Interest-Bearing Liabilities

     Average total deposits were $107.9 million and average interest-bearing deposits were $88.1 million in the first quarter of 2003. Average total deposits were $68.3 million and average interest-bearing deposits were $58.0 million in the same period of 2002. The following table sets forth our deposits by category as of March 31, 2003 and March 31, 2002.

                                                Deposits
                                                 March 31, 2003                  March 31, 2002
                                                            Percent of                      Percent of
                                              Amount         Deposits         Amount         Deposits
                                              ------         --------         ------         --------
Demand deposit accounts                   $  15,575,039       13.0%       $ 11,230,026         16.2%
Interest Bearing Checking accounts            3,501,372        2.9%          3,469,511          5.0%
Money market accounts                        24,192,361       20.3%         20,705,872         29.8%
Savings accounts                              3,112,735        2.6%          3,504,811          5.1%
Time deposits less than $100,000             39,358,851       32.9%         17,223,536         24.8%
Time deposits of $100,000 or over            33,702,367       28.3%         13,242,499         19.1%
                                          -------------      -----        ------------        -----
     Total deposits                       $ 119,442,725      100.0%       $ 69,376,255         100.0%
                                          =============      =====        =============        =====

     Internal growth, resulting primarily from special promotions and increased advertising, generated the new deposits.

     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $85.7 million at March 31, 2003 compared to $56.1 million at March 31, 2002. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 72% at March 31, 2003 and 82% at March 31, 2002. Our loan-to-deposit ratio was 85.1% at March 31, 2003 versus 96.7% at March 31, 2002. The average loan-to-deposit ratio was 96.9% during the first three months of 2003 and 93.5% during the same period of 2002.

     In addition to deposits, we obtained funds from the Federal Home Loan Bank to help fund our loan growth. Average borrowings from the Federal Home Loan Bank were $5.9 million during the first quarter of 2003 and totaled $6.5 million at March 31, 2003. We currently have two fixed rate advances, one for $4.0 million obtained in July 2002 at a rate of 3.69% maturing in July 2005 and a $2.5 million advance obtained in February 2003 at a rate of 1.83% maturing in February 2004.


CAPITAL

     We are subject to various regulatory capital requirements administered by our federal bank regulators. As long as we have less than $150 million in total assets, our capital levels are measured for regulatory purposes only at the bank level, not at the holding company level. Under the capital guidelines of the Office of the Comptroller of the Currency, the bank is required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. To be considered "well-capitalized," banks must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The "well-capitalized" standard for the Tier 1 leverage ratio is 5%. The bank's Tier 1 risk-based capital ratio, total risk-based capital ratio and Tier 1 leverage ratio was 10.3%, 11.5% and 9.2%, respectively at March 31, 2003 compared to 14.7%, 16.0%
and 12.7%, respectively at March 31, 2002.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     Our primary sources of liquidity are core deposits, scheduled repayments on our loans, advances from the Federal Home Loan Bank and interest on and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $9.5 million. We also have a line of credit with the Federal Home Loan Bank to borrow up to 75% of our 1 to 4 family loans, resulting in an availability of funds of $8.0 million at March 31, 2003. At March 31, 2003, we had borrowed $6.5 million on this line. We believe that its liquidity and ability to manage assets will be sufficient to meet its cash requirements over the near term.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

PART II
-------

OTHER INFORMATION
-----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         Not applicable

Item 5.  Other Information.
---------------------------

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)   Exhibits - See Exhibit Index attached hereto.

      Exhibit  Description
      -------  -----------
      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K- The following reports were filed on Form 8-K during the quarter ended March 31, 2003.

      99.1 The Company filed a Form 8-K on March 20, 2003 to disclose that the Chief Executive Officer, Walter E. Standish, III, and the Chief Financial Officer, Richard N. Burch, each furnished to the SEC the certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BEACH FIRST NATIONAL BANCSHARES, INC.


Date:  May 12, 2003                 By:  /s/ Walter E. Standish, III
       ------------                    -------------------------------------
                                       Walter E. Standish, III
                                       President/Chief Executive Officer

                                         /s/ Richard N. Burch
                                       -------------------------------------
                                       Richard N. Burch
                                       Chief Financial and Principal Accounting
                                       Officer

                                  Certification
                                  -------------

I, Walter E. Standish, III, certify that:

I have reviewed this quarterly report on Form 10-QSB of Beach First National Bancshares, Inc.;

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

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003

 /s/ Walter E. Standish, III
-----------------------------------
Walter E. Standish, III
President and Chief Executive Officer

                                  Certification
I, Richard N. Burch, certify that:

I have reviewed this quarterly report on Form 10-QSB of Beach First National Bancshares, Inc.;

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

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003

 /s/ Richard N. Burch
---------------------------
Richard N. Burch
Principal Accounting and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------
99.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.