Form 10QSB
period 2003-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2003-08-13
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2003

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

Commission file number 33-95562

BEACH FIRST NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	58-1030117
(State of Incorporation)	(I.R.S. Employer Identification No.)

1550 Oak Street, Myrtle Beach, South Carolina 29577
(Address of principal executive offices)   (Zip Code)

(843) 626-2265
(Issuer's telephone number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          On August 12, 2003, 1,318,368 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Balance Sheets

	June 30,		December 31,
	2003	2002	2002
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$ 5,164,565	$ 2,345,181	$ 4,457,614
Federal funds sold and short term investments	6,963,000	4,692,000	5,429,214
Investment securities available for sale	12,847,087	6,955,589	7,552,282
Loans, net	116,652,441	73,228,372	92,024,574
Federal Reserve Bank stock	164,700	164,700	164,700
Federal Home Loan Bank stock	325,000	160,300	200,000
Premises and equipment, net	4,417,109	2,383,556	4,577,770
Other assets	4,553,952	935,371	4,002,671

Total assets	$151,087,854	$90,865,069	$118,408,825

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$ 24,980,944	$12,461,006	$ 19,316,292
Interest bearing deposits	104,082,120	64,025,840	80,549,745

Total deposits	129,063,064	76,486,846	99,866,037
Advances from Federal Home Loan Bank	6,500,000		4,000,000
Other liabilities	1,201,760	837,792	614,420

Total liabilities	136,764,824	77,324,638	104,480,457

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
authorized; 1,318,368 shares issued and outstanding	1,318,368	1,318,368	1,318,368
Paid-in capital	11,787,899	11,787,899	11,787,899
Retained earnings	1,122,874	334,247	709,390
Accumulated other comprehensive income	93,889	99,917	112,711

Total shareholders' equity	14,323,030	13,540,431	13,928,368

Total liabilities and shareholders' equity	$151,087,854	$90,865,069	$118,408,825

        The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$3,627,619	$2,735,250	$1,904,147	$1,413,181
Investment securities	256,437	190,543	142,221	97,996
Fed funds sold & short term investments	25,178	34,300	17,053	11,521

Total interest income	3,909,234	2,960,093	2,063,421	1,522,698
INTEREST EXPENSE
Deposits	1,163,999	1,008,653	605,333	492,383
Other borrowings	93,399	190	48,587	190

Total interest expense	1,257,398	1,008,843	653,920	492,573

Net interest income	2,651,836	1,951,250	1,409,501	1,030,125

PROVISION FOR POSSIBLE LOAN
LOSSES	291,000	182,000	223,000	98,000

Net interest income after provision
for possible loan losses	2,360,836	1,769,250	1,186,501	932,125

NONINTEREST INCOME
Service fees on deposit accounts	246,897	190,504	125,515	104,843
Gain (Loss) on sale of investment securities	134,811	192	61,463	(295)
Other income	199,702	70,726	112,068	36,168

Total noninterest income	581,410	261,422	299,046	140,716

NONINTEREST EXPENSES
Salaries and wages	983,454	669,455	500,324	356,311
Employee benefits	197,571	114,760	98,720	56,887
Supplies and printing	57,270	43,724	27,825	21,152
Advertising and public relations	77,315	35,761	35,387	28,448
Legal and Professional fees	61,135	64,240	24,991	40,584
Depreciation and amortization	211,217	165,554	106,220	92,210
Occupancy	172,282	105,631	85,510	51,262
Data processing fees	145,135	92,722	78,295	53,403
Other operating expenses	380,735	207,964	194,352	103,038

Total noninterest expenses	2,286,114	1,499,811	1,151,624	803,295

Income before income taxes	656,132	530,861	333,923	269,546

INCOME TAX EXPENSE	242,648	198,733	123,467	102,411

Net income	$413,484	$332,128	$210,456	$167,135

BASIC NET INCOME PER COMMON
SHARE	$.31	$.25	$.16	$.13

DILUTED NET INCOME PER COMMON
SHARE	$.31	$.25	$.15	$.12

        The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE, DECEMBER 31, 2001	737,368	$1,318,368	$11,787,899	$2,119	$40,444	$13,148,830
Net income	-	-	-	332,128	-	332,128
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	59,473	59,473
Less reclassification adjustments for losses
included in net income	-	-	-	--
Comprehensive income	-	-	-	-	-	391,601

BALANCE, JUNE 30, 2002	737,368	$1,318,368	11,787,899	$334,247	$99,917	$13,540,431

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2002	1,318,368	$1,318,368	$11,787,899	$709,390	$112,711	$13,928,368
Net income	-	-	-	413,484	-	413,484
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(18,822)	(18,822)
Less reclassification adjustments for losses
included in net income	-	-	-	-	-

Comprehensive income	-	-	-	-	-	394,662

BALANCE, JUNE 30, 2003	1,318,368	$1,318,368	$11,787,899	$1,122,874	$93,889	$14,323,030

        The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$413,484	$332,128
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred income taxes	367,935	64,687
Provisions for loan losses	291,000	182,000
Depreciation and amortization	211,217	165,554
Gain on sale of investment securities	134,960	-
Increase (decrease) in other assets	(929,216)	(193,276)
Increase (decrease) in other liabilities	147,200	334,775

Net cash provided by operating activities	636,580	885,868

INVESTING ACTIVITIES
Purchase of investment securities	(11,805,866)	(1,525,969)
Purchase of Federal Home Loan Bank stock	(125,000)	(16,200)
Proceeds from sale or call of investment securities	6,357,279	311,833
Decrease (increase) in Federal funds sold & short term investments	(1,533,786)	987,291
Increase in loans, net	(24,918,867)	(11,057,951)
Purchase of premises and equipment	(50,556)	19,365

Net cash used in investing activities	(32,076,796)	(11,281,631)

FINANCING ACTIVITIES
Decrease in Federal funds purchased	-	-
Advances from Federal Home Loan Bank	2,500,000	-
Net increase in deposits	29,637,167	9,353,878

Net cash provided by financing activities	32,137,167	9,353,878

Net increase (decrease) in cash and cash equivalents	696,951	(1,041,885)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	$4,467,614	$3,387,066

CASH AND CASH EQUIVALENTS, END OF
PERIOD	$5,164,565	$2,345,181

CASH PAID FOR
Income taxes	$242,648	$95,069

Interest	$1,236,228	$1,070,100

        The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2002.

2. Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary, Beach First National Bank. All significant intercompany items and transactions have been eliminated in consolidation.

3. Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market.

This standard specifies computation and presentation requirements for both basic EPS and, for entities with complex capital structures, diluted EPS. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted earnings per share by application of the treasury stock method.

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

	For the Six Months Ended
	June 30, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$413,484	1,318,368	$0.31
Effect of Diluted Securities:
Stock options	-	14,986	(0.00)

Diluted EPS	$413,484	1,333,354	$0.31

	For the Three Months Ended
	June 30, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS	$210,456	1,318,368	$0.16
Effect of Diluted Securities:
Stock options	-	14,986	(0.01)

Diluted EPS	$210,456	1,333,354	$0.15

4. Stock-Based Compensation

Our stock-based employee compensation plan are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all and options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to the Option Plans.

	Six Months Ended June 30,
	2003	2002
Net Income, as reported	$413,484	$322,127
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	(8,041)	(6,392)

Pro forma net income	$405,443	$315,735

Earnings per share:
Basic - as reported	$0.31	$0.25

Basic - pro forma	$0.31	$0.24

Diluted - as reported	$0.31	$0.25

Diluted - pro forma	$0.30	$0.24

	Three Months Ended June 30,
	2003	2002
Net Income, as reported	$210,456	$167,135
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	(4,020)	(3,196)

Pro forma net income	$206,436	$163,939

Earnings per share:
Basic - as reported	$0.16	$0.13

Basic - pro forma	$0.16	$0.12

Diluted - as reported	$0.15	$0.12

Diluted - pro forma	$0.15	$0.12

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

Results of Operations
EARNINGS REVIEW

Our net income was $413,484, or $.31 per common share, for the six months ended June 30, 2003 as compared to a net income of $332,128, or $.25 per common share, for the six months ended June 30, 2002. Our net income was $210,456, or $.16 per common share, for the three months ended June 30, 2003 as compared to net income of $167,135, or $.13 per common share, for the same period of 2002. The improvement in net income reflects the bank’s continued growth, as average earning assets increased to $120.1 million during the first six months of 2003 from $80.0 million during the same period of 2002. This continued growth is the result of our local ownership and management and the expansion into the North Myrtle Beach and Hilton Head Island, South Carolina markets in 2002 and 2003. The return on average assets for the six month period ended June 30 was .63% in 2003 compared to .79% in 2002. The return on average equity was 5.89% in 2003 versus 5.03% in 2002.

Net Interest Income

During the first half of 2003, net interest income increased to $2,651,836, from $1,951,250 in the same period of 2002. The growth in net interest income resulted from an increase of $949,141 in interest income, and an increase in interest expense of $248,555 due to the reduction of interest rates and the growth of the deposit base. For the three months ended June 30, 2003, net interest income increased to $1,409,501 from $1,030,125 during the comparable period of 2002. The net interest spread was 4.04% in the first six months of 2003 compared to 4.01% during the same period of 2002. The net interest margin was 4.45% for the six month period ended June 30, 2003 compared to 4.92% for the same period of 2002.

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

Provision for Loan Losses

To keep pace with the growth in the loan portfolio, we increased the provision for loan losses to $291,000 for the first six months of 2003 compared to $182,000 for the same period of 2002. For the three month periods ending June 30, 2003 and 2002, these figures were $223,000 and $98,000, respectively. The increases were the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. We anticipate loan growth will continue to be strong in 2003 and that we will continue to increase the amount of the provision for loan losses as the portfolio grows. See also “Allowance for Possible Loan Losses” below.

Noninterest Income

Noninterest income increased to $581,410 in the first six months of 2003 from $261,422 in the same period of 2002. For the three months ended June 30, 2003, noninterest income was $299,046 as compared to $140,716 in 2002. Service fees on deposit accounts, the largest component of noninterest income, increased from $190,504 for the first six months of 2002 to $246,897 during the same period of 2003. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. Other income increased to $199,702 for the first six months of 2003 compared to $70,726 for the same period of 2002. For the three months ended June 30, 2003, other income was $112,068 compared to $36,168 in 2002. Other income increased primarily due to the bank’s purchase of bank owned life insurance to help fund employee and director benefits programs. Gain on sale of investment securities for the first six months of 2003 was $134,811 and $192 for 2002. Gain or loss on sale of investment securities for the three months ended June 30, 2003 was $61,463 and $(295) for 2002.

Noninterest Expense

Total noninterest expense increased from $1,499,811 for the six months ended June 30, 2002 to $2,286,114 for the same period of 2003, and from $803,295 for the three months ended June 30, 2002 to $1,151,623 in the same period of 2003. The increase in noninterest expense reflects an increase in most expense categories as a result of the growth of our assets to $151.1 million at June 30, 2003 from $90.9 million at June 30, 2002. Salary and wages increased by $314,000 during the six months ended June 30, 2003 and $144,013 during the three months ended June 30, 2003 compared to the same periods in 2002. Additionally, employee benefits increased by $82,811 and $41,833 during these periods. These increases represent 50.5% and 53.4%, respectively, of the total noninterest expense. We added twelve full time equivalents due to branch openings in North Myrtle Beach, South Carolina in November 2002 and Hilton Head Island, South Carolina in February 2003.

Advertising and public relations expenses increased $41,554 during the first six months of 2003 and $6,940 in the three months ended June 30, 2003, due to our expansion into the two new markets listed above. Depreciation and occupancy expenses increased $112,314 in the first six months of 2003 and $48,258 in the three months ended June 30, 2003. These increases are related to our expansion into North Myrtle Beach and Hilton Head Island, South Carolina.

For the six month period ended June 30, 2003, other operating expenses increased to $380,735 from $207,964 during the same period of 2002. During the three month period ended June 30, 2003, other operating expenses increased to $194,351 in 2003 from $103,038 during the same period in 2002. Other operating expenses increased primarily due to our new branch expansion, home equity loan closing costs program and the increase in both loans and deposits.

BALANCE SHEET REVIEW

Loans

At June 30, 2003, net loans (total loans less the allowance for loan losses) totaled $116.7 million, an increase of $43.4 million from June 30, 2002. Average gross loans increased from $69.3 million with a yield of 7.97% in the first six months of 2002 to $104.8 million with a yield of 6.99% during the same in 2003. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

Because loans typically provide higher yields than other types of earning assets, one of our goals is for loans to represent the largest category of earning assets. At June 30, 2003, loans were 87.0% of earning assets, versus 86.4% at June 30, 2002.

        The following table shows the composition of the loan portfolio by category at June 30, 2003 and 2002.

	Composition of Loan Portfolio

	June 30, 2003		June 30, 2002
		Percent		Percent
	Amount	of Total	Amount	of Total
Commercial	$28,402,552	24.0%	$15,832,686	21.3%
Real estate - construction	9,847,260	8.3%	2,613,757	3.5%
Real estate - mortgage	58,065,476	49.1%	40,220,154	54.1%
Consumer	22,066,026	18.6%	15,658,455	21.1%

Loans, gross	118,381,314	100.0%	74,325,052	100.0%

Unearned income	(203,421)		(93,231)
Allowance for possible loan losses	(1,525,453)		(1,003,449)

Loans, net	$116,652,441		$73,228,372

The principal component of our loan portfolio at June 30, 2003 and 2002 was mortgage loans, which represented 49.1% and 54.1% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

Off Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $13.6 million through various types of commercial and consumer lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At June 30, 2003, the bank had issued commitments to extend credit of $3.1 million through various types of lending arrangements. The commitments expire over next 36 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

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

At June 30, 2003, the allowance for possible loan losses was $1,525,453, or 1.29% of total outstanding loans, compared to an allowance for possible loan losses of $1,003,449, or 1.35% of total outstanding loans, at June 30, 2002. We increased the allowance for possible loan losses by $522,004 over the June 30, 2002 allowance in order to keep pace with the approximately $35.4 million growth of our loan portfolio during the period.

In the first six months of 2003, we had net charge-offs of $41,325. In the same period of 2002, there were $29,773 in net charge offs. We had three non-performing loans totaling $308,253 at June 30, 2003. Non-performing loans were $77,150 at June 30, 2002. While there can be no assurances, we currently do not expect to incur any losses relating to these non-performing loans.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the six months ended June 30, 2003 and 2002.

Allowance for Loan Losses

	Six months ending June 30,
	2003	2002
Average total loans outstanding	$104,604,853	$69,239,339
Total loans outstanding at period end	118,177,894	74,231,822
Total nonperforming loans	308,253	77,150

Beginning balance of allowance	$1,275,778	$851,222

Loans charged off	(41,406)	(30,000)
Total recoveries	81	228

Net loans charged off	(41,325)	(29,772)

Provision for loan losses	291,000	182,000

Balance at period end	$1,525,453	$1,003,449

Net charge-offs to average total loans	.04%	.04%
Allowance as a percent of total loans	1.29%	1.35%
Nonperforming loans as a
percentage of total loans	0.26%	0.10%
Nonperforming loans as a
percentage of allowance	20.21%	7.69%

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

Allocation of the Allowance for Loan Losses

	As of June 30, 2003
Residential real estate	$74,553	4.89%
Commercial construction	81,000	5.31
Commercial real estate	207,470	13.60
Commercial	285,740	18.73
Consumer	89,488	5.86
Other	2,655	0.17
Unallocated	293,421	19.24
Special Allocated	$491,126	32.20

Total allowance for
Loan losses	$1,525,453	100.0%

Investment Securities

Total securities averaged $11.3 million in the first six months of 2003 and totaled $12.8 million at June 30, 2003. In the same period of 2002, total securities averaged $6.7 million and totaled $6.9 million at June 30, 2002. At June 30, 2003, our total investment securities portfolio had a book value of $12.6 million and a market value of $12.8 million for an unrealized net gain of $142,256. We primarily invest in U.S. Government Agency and Mortgage- backed securities.

At June 30, 2003, short-term investments totaled $6.7 million compared to $4.7 million as of June 30, 2002. These funds are one source of our liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Deposits and Other Interest-Bearing Liabilities

Average total deposits were $110.5 million and average interest-bearing deposits were $94.5 million in the first half of 2003. Average total deposits were $70.5 million and average interest-bearing deposits were $59.0 million in the same period of 2002. The following table sets forth our deposits by category as of June 30, 2003 and June 30, 2002.

	Deposits
	June 30, 2003		June 30, 2002
	Percent of		Percent of
	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$24,980,944	19.4%	$12,366,845	16.2%
Interest bearing checking accounts	4,897,071	3.8%	3,866,951	5.1%
Money market accounts	20,650,258	16.0%	23,361,018	30.5%
Savings accounts	2,791,302	2.2%	3,162,440	4.1%
Time deposits less than $100,000	40,550,235	31.3%	16,470,314	21.5%
Time deposits of $100,000 or over	35,193,253	27.3%	17,259,278	22.6%

Total deposits	$129,063,064	100.0%	$76,486,846	100.0%

Internal growth, resulting primarily from special promotions and increased advertising, generated the new deposits.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $95.4 million at June 30, 2003 compared to $59.2 million at June 30, 2002. A stable base of deposits is expected to be our primary source of funding to meet both our short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 73.1% at June 30, 2003 and 77.4% at June 30, 2002. Our loan-to-deposit ratio was 94.7% at June 30, 2003 versus 93.7% at June 30, 2002. The average loan-to-deposit ratio was 92.65% during the first six months of 2003 and 93.75% during the same period of 2002.

In addition to deposits, we obtained funds from the Federal Home Loan Bank to help fund our loan growth. Average borrowings from the Federal Home Loan Bank were $6.2 million during the first quarter of 2003 and totaled $6.5 million at June 30, 2003. We currently have two fixed rate advances, one for $4.0 million obtained in July 2002 at a rate of 3.69% maturing in July 2005 and a $2.5 million advance obtained in February 2003 at a rate of 1.83% maturing in February 2004.

CAPITAL

Under the capital guidelines of the Office of the Comptroller of the Currency and the Federal Reserve, we are required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital. The Federal Reserve guidelines also contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. At June 30, 2003, our total assets slightly exceeded $150 million, and consequently we will now be subject to these capital guidelines at both the bank and holding company levels. To be considered “well-capitalized,” we must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders’ equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, we must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The “well-capitalized” standard for the Tier 1 leverage ratio is 5%. At June 30, 2003, our total shareholders’ equity was $14.3 million ($12.9 million at the bank level). We were considered to be “well capitalized” at both the holding company and bank level for regulatory purposes at June 30, 2003, as our Tier 1 capital ratio was 11.69%(9.38% at the bank level), our total risk-based capital ratio was 12.94% (10.6% at the bank level), and our Tier 1 leverage ratio was 10.20% (8.2% at the bank level).

LIQUIDITY AND INTEREST RATE SENSITIVITY

Our primary sources of liquidity are core deposits, scheduled repayments on our loans, advances from the Federal Home Loan Bank and interest on and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $9.5 million. We also have a line of credit with the Federal Home Loan Bank to borrow up to 75% of our 1 to 4 family loans, resulting in an availability of funds of $8.0 million at June 30, 2003. At June 30, 2003, we had borrowed $6.5 million on this line. We believe that its liquidity and ability to manage assets will be sufficient to meet its cash requirements over the near term.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 which had no impact on the financial condition or operating results of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor’s balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

        There are no material legal proceedings to which we are a party or of which any of our property is the subject.

Item 2. Changes in Securities.

         Not applicable.

Item 3. Defaults Upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were two matters submitted to a vote of security holders during the three months ended June 30, 2003 at the company’s annual meeting of shareholders held on April 23, 2003:

        The election of five members of the board of directors as Class II directors for a three-year term.

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class II directors are Michael Bert Anderson, O. Bartlette Buie, Michael D. Harrington, Rick H. Seagroves and Walter E. Standish, III. The current Class I directors are Raymond E. Cleary, III, Joe N. Jarrett, Jr., Richard E. Lester and Don J. Smith. The current Class III directors are Leigh Ammons Meese, Samuel Robert Spann, Jr., B. Larkin Spivey, and James C. Yahnis. The Class II directors were up for reelection at this year’s annual meeting held April 23, 2003. Each of the existing Class II directors were re-elected at the annual meeting. For Mr. Anderson, 1,038,306 votes were cast in favor of his reelection as director, 1,500 votes were withheld. For Mr. Buie, 1,038,306 votes were cast in favor of his reelection as director, 1,500 votes were withheld. For Mr. Harrington, 1,038,306 votes were cast in favor of his reelection as director, 1,500 votes were withheld. For Mr. Seagroves, 1,038,306 votes were cast in favor of his reelection as director, 1,500 votes were withheld. For Mr. Standish, 1,038,306 votes were cast in favor of his reelection as director, 1,500 votes were withheld and. The terms of the Class III directors will expire at the 2004 annual shareholders meeting, and the terms of the Class I directors will expire at the 2005 annual shareholders meeting.

Approval of the Amendment to the 1997 Stock Option Plan

The amendment to the plan increases the number of shares of common stock that may be issued pursuant to options granted under the plan from 110,000 to 180,000. The amendment to the 1997 Stock Option Plan was approved. For the amendment to the 1997 Stock Option Plan, 897,585 votes were cast in favor of the amendment, 100,852 were abstained and 41,289 were withheld.

There were no other matters voted on by the company’s shareholders at our annual meeting held on April 23, 2003.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)     Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended June 30, 2003.

          The Company filed a Form 8-K on April 15, 2003 to announce the earnings for the first quarter ending March 30, 2003.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: August 12, 2003	By: /s/ Walter E. Standish, III
Walter E. Standish, III
President/Chief Executive Officer

Date: August 12, 2003	By: /s/ Richard N. Burch
Richard N. Burch
Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number           Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.