Form 10QSB
period 2003-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2003-11-12
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

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
(Telephone Number)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

           Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,318,368 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding as of October 20, 2003.

          Transitional Small Business Disclosure Format (check one): Yes   X   No

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Balance Sheets

	September 30,		December 31,
	2003	2002	2002
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$4,363,595	$4,717,941	$4,457,614
Federal funds sold and short term investments	3,277,756	2,572,433	5,429,214
Investment securities available for sale	12,228,511	8,249,910	7,552,282
Loans, net	128,541,354	80,854,581	92,024,574
Federal Reserve Bank stock	309,000	164,700	164,700
Federal Home Loan Bank stock	575,000	200,000	200,000
Premises and equipment, net	4,373,662	2,830,590	4,577,770
Other assets	4,700,044	3,832,917	4,002,671

Total assets	$158,368,922	$103,423,072	$118,408,825

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$25,542,423	$14,592,449	$19,316,292
Interest bearing deposits	105,662,578	69,885,295	80,549,745

Total deposits	131,205,001	84,477,744	99,866,037
Other borrowings	11,500,000	4,000,000	4,000,000
Other liabilities	1,331,889	1,164,650	614,420

Total liabilities	144,036,890	89,642,394	104,480,457

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
authorized; 1,318,368 shares issued and outstanding	1,318,368	1,318,368	1,318,368
Paid-in capital	11,787,899	11,787,899	11,787,899
Retained earnings	1,393,352	550,425	709,390
Accumulated other comprehensive income (loss)	(167,587)	123,986	112,711

Total shareholders' equity	14,332,032	13,780,678	13,928,368

Total liabilities and shareholders' equity	$158,368,922	$103,423,072	$118,408,825

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
INTEREST INCOME
Interest and fees on loans	$5,752,885	$4,251,053	$2,125,266	$1,515,803
Investment securities	386,932	296,076	130,495	117,426
Federal funds sold and short term
Investments	36,940	84,457	11,762	14,229

Total interest income	6,176,757	4,631,586	2,267,523	1,647,458

INTEREST EXPENSE
Deposits	1,732,938	1,505,346	568,939	472,658
Other borrowings	143,197	34,543	49,798	34,352

Total interest expense	1,876,135	1,539,889	618,737	507,010
Net interest income	4,300,622	3,091,697	1,648,786	1,140,448

PROVISION FOR POSSIBLE LOAN
LOSSES	566,000	314,000	275,000	132,000

Net interest income after provision
for possible loan losses	3,734,622	2,777,697	1,373,786	1,008,448

NONINTEREST INCOME
Service fees on deposit accounts	364,145	300,797	117,247	110,294
Gain (loss) on sale of investment	134,703	525	(108)	333
Securities
Other income	269,357	142,887	69,655	72,160

Total noninterest income	768,205	444,209	186,794	182,787

NONINTEREST EXPENSES
Salaries and wages	1,514,336	1,041,756	530,882	372,301
Employee benefits	290,330	180,272	92,758	65,513
Supplies and printing	77,505	58,850	20,236	17,183
Advertising and public relations	118,141	67,331	40,826	31,571
Professional fees	92,355	108,338	31,220	44,099
Depreciation and amortization	317,272	234,987	106,055	69,432
Occupancy	264,074	161,360	91,793	55,729
Data processing fees	226,572	156,091	81,437	63,369
Other operating expenses	523,801	338,766	143,064	128,745

Total noninterest expenses	3,424,386	2,347,751	1,138,271	847,942

Income before income taxes	1,078,441	874,155	422,309	343,293

INCOME TAX EXPENSE	394,479	325,848	151,830	127,115

Net income	$683,962	$548,307	$270,479	$216,178

BASIC NET INCOME PER COMMON
SHARE	$.52	$.42	$.21	$.16

DILUTED NET INCOME PER COMMON
SHARE	$.51	$.41	$.20	$.16

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2001	$1,318,368	$1,318,368	$11,787,899	$2,119	$40,444	$13,148,830
Net income	-	-	-	548,307	-	548,307
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	83,542	83,542
Less reclassification adjustments for losses
included in net income	-	-	-	-
Comprehensive income	-	-	-	-	-	631,849

BALANCE, SEPTEMBER 30, 2002	$1,318,368	$1,318,368	$11,787,899	$550,425	$123,986	$13,780,678

					Accumulated
					Other	Total
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2002	$1,318,368	$1,318,368	$11,787,899	$709,390	$112,711	$13,928,368
Net income	-	-	-	683,962	-	683,962
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(280,298)	(280,298)
Less reclassification adjustments for losses
included in net income	-	-	-	-	-
Comprehensive income	-	-	-	-	-	403,664

BALANCE, SEPTEMBER 30, 2002	$1,318,368	$1,318,368	$11,787,899	$1,393,352	$(167,587)	$14,332,032

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$683,962	$548,307
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred income taxes	377,934	118,491
Provisions for loan losses	566,000	314,000
Depreciation and amortization	317,272	(234,987)
Gain (Loss) on sale of investment securities	134,960	-
Increase (decrease) in other assets	(1,075,307)	(3,144,626)
Increase (decrease) in other liabilities	277,329	661,632

Net cash provided by operating activities	1,282,150	(1,737,183)

INVESTING ACTIVITIES
Purchase of investment securities	(14,128,927)	(2,944,672)
Proceeds from sale or call of investment securities	9,037,440	404,384
Purchase of FHLB Stock	(144,300)	-
Purchase of Federal Reserve Bank Stock	(375,000)	-
Decrease (increase) in Federal funds sold & short term investments	2,151,458	3,106,858
Increase in loans, net	(37,082,780)	(18,816,160)
Purchase of premises and equipment	(113,164)	(27,128)

Net cash used in investing activities	(40,655,273)	(18,276,718)

FINANCING ACTIVITIES
Increase in Federal funds purchased & borrowings	7,500,000	4,000,000
Net increase in deposits	31,779,104	17,344,776

Net cash provided by financing activities	39,279,104	21,344,776

Net decrease in cash and cash equivalents	(94,019)	1,330,875
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	$4,457,614	$3,387,066

CASH AND CASH EQUIVALENTS, END OF
PERIOD	$4,363,595	$4,717,941

CASH PAID FOR
Income taxes	$394,478	$321,301

Interest	$1,886,841	$1,551,783

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation
The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2002.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

For the Nine Months Ended
September 30, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$683,962	1,318,368	$0.52
Effect of Diluted Securities:
Stock options	-	20,869

Diluted EPS	$683,962	1,339,237	$0.51

For the Three Months Ended
September 30, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$270,479	1,318,368	$0.21
Effect of Diluted Securities:
Stock options	-	20,869

Diluted EPS	$270,479	1,339,237	$0.20

Note 2 — Stock-Based Compensation — Our stock-based employee compensation plan are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all and options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to the Option Plans.

	Nine Months Ended September 30,
	2003	2002
Net Income, as reported	$683,962	$548,307
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	12,063	9,589
Pro forma net income	$671,899	$538,718

Earnings per share:
Basic - as reported	$0.52	$0.42

Basic - pro forma	$0.51	$0.41

Diluted - as reported	$0.51	$0.41

Diluted - pro forma	$0.50	$0.41

	Three Months Ended September 30,
	2003	2002
Net Income, as reported	$270,479	$216,178
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	4,021	3,196

Pro forma net income	$266,458	$212,982

Earnings per share:
Basic - as reported	$0.21	$0.16

Basic - pro forma	$0.20	$0.16

Diluted - as reported	$0.20	$0.16

Diluted - pro forma	$0.20	$0.16

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

Results of Operations
EARNINGS REVIEW

Our net income was $683,962, or $.52 per common share, for the nine months ended September 30, 2003 as compared to a net income of $548,307, or $.42 per common share, for the nine months ended September 30, 2002. Our net income was $270,479, or $.21 per common share, for the three months ended September 30, 2003 as compared to net income of $216,178, or $.16 per common share, for the same period of 2002. The improvement in net income reflects the bank’s continued growth, as average earning assets increased to $142.7 million during the first nine months of 2003 from $83.3 million during the same period of 2002. The improvement in net income also reflects a gain on the sale of securities of $134,703 during the first nine months of 2003, compared to $525 during the first nine months of 2002. This continued growth is the result of our local ownership and management and the expansion into North Myrtle Beach and Hilton Head Island, South Carolina in 2002 and 2003, respectively. The return on average assets for the nine month period ended September 30 was .59% in 2003 compared to .82% in 2002. The return on average equity was 6.44% in 2003 versus 5.48% in 2002.

Net Interest Income

During the first nine months of 2003, net interest income increased to $4,300,622, from $3,091,697 in the same period of 2002. The growth in net interest income resulted from the 59% increase in outstanding loans and the declining interest rate environment. For the three months ended September 30, 2003, net interest income increased to $1,648,786 from $1,140,448 during the comparable period of 2002. The net interest spread was 3.59% in the nine months of 2003 compared to 4.12% during the same period of 2002. The net interest margin was 4.03% for the nine month period ended September 30, 2003 compared to 4.96% for the same period of 2002.

Provision for Loan Losses

The provision for loan losses was $566,000 for the first nine months of 2003 and $314,000 for the same period of 2002. For the three month period ending September 30, 2003 and 2002, the provision was $275,000 and $132,000, respectively. The increase in the provision for the nine month period ending September 30, 2003 was the result of increased charge offs during this period combined with 59% loan growth compared to 2002. The increase for the three month period was increased loan demand and our management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Our management anticipates loan growth will continue to be strong in 2003 and that it will continue to increase the amount of the provision for loan losses as the portfolio grows. See also “Allowance for Possible Loan Losses” below.

Noninterest Income

Noninterest income increased to $768,205 in the first nine months of 2003 from $444,209 in the same period of 2002. For the three months ended September 30, 2003, noninterest income was $186,794 as compared to $182,787 for the same period in 2002. Service fees on deposit accounts, the largest component of noninterest income, increased from $300,797 for the first nine months of 2002 to $364,145 during the same period of 2003. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of our customers. Other income increased to $269,357 for the first nine months of 2003 compared to $142,887 for the same period of 2002. For the three months ended September 30, 2003, other income was $69,655 compared to $72,160 in 2002. Other income increased primarily due to the bank’s purchase of bank owned life insurance to help fund employee and director benefit programs. The net gain on the sale of investment securities was $134,703 compared to $525 for the nine month period ended September 30, 2003 and 2002, respectively.

Noninterest Expense

Noninterest expenses totaled $3,424,386 for the nine months ended September 30, 2003, an increase of $1,076,635 over the $2,347,751 reported for the nine months ended September 30, 2002, and totaled $1,138,271 for the three months ended September 30, 2003 compared to $847,942 in the same period of 2002. As an annualized percentage of average total assets, our total noninterest expenses declined from 3.51% in 2002 to 2.97% in 2003. While we have grown at a 30% rate over year end 2002, we have been able to manage our expenses while accommodating our growth. Salary, wages and employee benefits increased by $582,638 during the nine months ended September 30, 2003 and $185,826 during the three months ended September 30, 2003 compared to the same periods in 2002. These increases are the results of personnel additions made to our productive capacity, normal compensation adjustments, higher costs associated with group insurance coverage and certain incentive awards.

Due to the opening of two new branches in North Myrtle Beach and Hilton Head Island, South Carolina, advertising and public relations expense increased by $50,810, depreciation and amortization increased by $82,285, and occupancy increased by $102,714 during the nine months ended September 30, 2003 as compared to the same period in 2002. For the three months ended September 30, 2003, advertising and public relations expense increased by $9,255, depreciation and amortization increased by $36,623, and occupancy increased by $36,064 as compared to the same period in 2002.

For the nine month period ended September 30, 2003, data processing expense increased to $226,572 from $156,091 during the same period of 2002. During the three month period ended September 30, data processing expense increased to $81,437 in 2003 from $63,369 in 2002. During this period, the bank converted to a new data processing vendor, reducing our account processing costs; however, additional features and functions were added to provide efficiency and competitive advantages. In addition, the volume of loan and deposit accounts and associated transaction activity has increased, thus increasing our data processing costs. The category of other expenses increased to $523,801 for the first nine months of 2003 compared to $338,766 for the same period of 2002, and increased to $143,064 during the three month period ended September 30, 2003 from $128,745 in the same period of 2002. This increase was due to our new branch openings, home equity closing costs program and the growth in loans and deposits.

BALANCE SHEET REVIEW

Loans

At September 30, 2003, net loans (gross loans less unearned fees and the allowance for loan losses) totaled $128.5 million, an increase of $47.7 million from September 30, 2002. Average total loans increased from $72.1 million with a yield of 7.88% in the first nine months of 2002 to $126.4 million with a yield of 6.08% in 2003. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

        The following table shows the composition of the loan portfolio by category at September 30, 2003 and 2002.

Composition of Loan Portfolio

	September 30, 2003		September 30, 2002
		Percent		Percent
	Amount	of Total	Amount	of Total
Commercial	$29,785,289	22.8%	$17,925,953	21.8%
Real estate - construction	10,769,632	8.3%	4,922,955	6.0%
Real estate - mortgage	81,671,475	62.6%	51,536,176	62.8%
Consumer	8,182,744	6.3%	7,696,228	9.4%

Loans, gross	130,409,140	100.0%	82,081,312	100.0%

Unearned income	(268,019)		(104,675)
Allowance for possible loan losses	(1,599,767)		(1,122,056)

Loans, net	$128,541,354		$80,854,581

The principal component of our loan portfolio at September 30, 2003 and 2002 was mortgage loans, which represented 62.6% and 62.8% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

Off Balance Sheet Risk

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2003, we had issued commitments to extend credit of $7.2 million through various types of commercial and consumer lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At September 30, 2003, the bank had issued commitments to extend credit of $3.4 million through various types of lending arrangements. The commitments expire over next 36 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

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

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the nine months ending September 30, 2003 and 2002.

Allowance for Loan Losses

	Nine months ending September 30,
	2003	2002
Average total loans outstanding	$126,406,767	$72,119,482
Total loans outstanding at period end	130,141,121	81,976,637
Total nonperforming loans	489,468	473,150
Beginning balance of allowance	$1,275,778	$851,222
Loans charged off	(242,168)	(44,076)
Total recoveries	157	909

Net loans charged off	(242,011)	(43,167)
Provision for loan losses	566,000	314,000

Balance at period end	$1,599,767	$1,122,056

Net charge-offs to average total loans	.19%	.05%
Allowance as a percent of total loans	1.23%	1.37%
Nonperforming loans as a
percentage of total loans	.38%	.58%
Non performing loans as a
percentage of allowance	30.60%	42.17%

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

Allocation of the Allowance for Loan Losses

	As of September 30, 2003
		%
Residential real estate	$78,401	4.90
Commercial construction	89,340	5.58
Commercial real estate	251,510	15.73
Commercial	273,970	17.13
Consumer	94,600	5.91
Other	1,900	0.12
Unallocated	383,152	23.95
Special Allocated	$426,894	26.68

Total allowance for
Loan losses	$1,599,767	100.0%

Investment Securities

Total securities averaged $12.8 million in the first nine months of 2003 and totaled $13.1 million at September 30, 2003. During the same period of 2002, total securities averaged $7.4 million and totaled $8.6 million at September 30, 2002. At September 30, 2003, our total investment securities portfolio had a book value of $13,112,511 and a market value of $13,069,690 for an unrealized net loss of $42,821. We primarily invest in U.S. Government Agencies and U.S. Government Mortgage- backed securities.

At September 30, 2003, short-term investments totaled $3,277,756 compared to $2,572,433 as of September 30, 2002. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Deposits and Other Interest-Bearing Liabilities

        Average total deposits were $131.2 million and average interest-bearing deposits were $107.2 million in the first nine months of 2003. Average total deposits were $73.5 million and average interest-bearing deposits were $60.9 million in the same period of 2002.

        The following table sets forth our deposits by category as of September 30, 2003 and September 30, 2002.

	Deposits
	September 30, 2003		September 30, 2002
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$25,542,423	19.5%	$14,592,449	17.4%
Interest bearing checking accounts	5,493,067	4.2%	4,073,852	4.8%
Money market accounts	22,649,197	17.3%	19,807,338	23.4%
Savings accounts	3,157,363	2.4%	3,062,296	3.6%
Time deposits less than $100,000	42,846,902	32.6%	20,795,799	24.6%
Time deposits of $100,000 or over	31,516,049	24.0%	22,146,010	26.2%

Total deposits	$131,205,001	100.0%	$84,477,744	100.0%

Internal growth, resulting primarily from special promotions and increased advertising, generated the new deposits.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $99.7 million at September 30, 2003 compared to $62.3 million at September 30, 2002. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 76.0% at September 30, 2003 and 74.0% at September 30, 2002. Our loan-to-deposit ratio was 95.3% at September 30, 2003 versus 94.2% at September 30, 2002. The average loan-to-deposit ratio was 96.3% during the first nine months of 2003 and 94.2% during the same period of 2002.

In addition to deposits, we obtained funds from the Federal Home Loan Bank to help fund our loan growth. Average borrowings from the Federal Home Loan Bank were $7.0 million during the third quarter of 2003 and totaled $11.5 million at September 30, 2003. We currently have two fixed rate advances and one convertible rate advance, one for $4.0 million obtained in July 2002 at a rate of 3.69% maturing in July 2005, a $2.5 million advance obtained in February 2003 at a rate of 1.83% maturing in February 2005 and a 5/2 convertible advance of $5.0 million at a rate of 1.86%.

CAPITAL

Under the capital guidelines of the Office of the Comptroller of the Currency and the Federal Reserve, we are required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital, at both the bank and holding company levels. To be considered “well-capitalized,” we must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders’ equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, we must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The “well-capitalized” standard for the Tier 1 leverage ratio is 5%. At September 30, 2003, our total shareholders’ equity was $14.5 million ($13.3 million at the bank level). We were considered to be “well capitalized” at both the holding company and bank level for regulatory purposes at September 30, 2003, as our Tier 1 capital ratio was 10.9%(8.9% at the bank level), our total risk-based capital ratio was 12.2% (10.1% at the bank level), and our Tier 1 leverage ratio was 9.5% (7.7% at the bank level).

LIQUIDITY AND INTEREST RATE SENSITIVITY

Our primary sources of liquidity are core deposits, scheduled repayments on our loans and interest on and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. Our ability to maintain and expand our deposit base and borrowing capabilities also serves as a source of liquidity. We may also utilize our cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $7,000,000 and secured advances of approximately $12,000,000 through the Federal Home Loan Bank. We believe that our existing stable base of core deposits and other funding sources along with continued growth in our deposit base, are adequate to meet our operating needs and we are not aware of any events which may result in a significant adverse impact on liquidity.

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

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor’s balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

10.1     Description of the Director Deferred Compensation Plan (Amended)

31        Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)         Reports on Form 8-K.

               The following reports were filed on Form 8-K during the third quarter ended September 30, 2003.

               The Company filed a Form 8-K on July 15, 2003 to announce the earnings for the second quarter ending June 30, 2003.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

November 12, 2003	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

By: /s/ Richard N. Burch Richard N. Burch Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number         Description

10.1	Description of the Director Deferred Compensation Plan (Amended)

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.