Form 10KSB
period 2003-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2004-03-19
CIK 949228

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 000-22503

BEACH FIRST NATIONAL BANCSHARES, INC.
(Name of Small Business Issuer in Its Charter)

South Carolina	58-1030117
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1550 Oak Street
Myrtle Beach, South Carolina	29577
(Address of Principal Executive Offices)	(Zip Code)

        (843) 626-2265
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.      Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer’s revenue for the year ended December 31, 2003 was $ 9,483,095.

        The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 3, 2004 was approximately $21,921,142. This calculation was based on the closing price of such common equity on March 3, 2004 of $21.50.

        The number of shares outstanding of the issuer’s common stock was 1,323,768 at March 3, 2004.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and 7. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2004 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12 and 14.

Part I
Item 1.  Business

General Overview

        We conduct a general commercial and retail banking business, emphasizing the needs of individual and small- to medium-sized businesses. We operate our banking business through our bank, Beach First National Bank. Our main office is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. In June 2001, we opened our first branch office, which is located at the northwest corner of the intersection of S.C. Highway 544 and U.S. Highway 17 in Surfside Beach, SC. In November 2002, we opened our second branch office located in the Gator Hole Shopping Center in North Myrtle Beach, SC, and in February 2003, we opened our third office on Hilton Head Island, SC. We primarily serve the Grand Strand area of Myrtle Beach, South Carolina, although plans include expanding our operations to serve the other coastal areas of South Carolina.

Marketing Focus

        Most of the banks in the Grand Strand are now local branches of regional, super-regional, and large national banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Southeast, we believe that there has been a void in the community banking market in the Myrtle Beach area which we can successfully fill by adding additional branches. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on individuals and small-to medium-sized businesses.

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

Deposit Products

        We offer a full range of deposit products that are typically available in most banks and savings and loan associations, including checking accounts, interest bearing checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are offered at rates competitive to those offered by other financial institutions in the Myrtle Beach and Hilton Head Island areas. In addition, we offer retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

Lending Activities

        General.   We emphasize a range of lending services, including real estate, commercial and consumer loans, to individuals and small-to medium-sized businesses that are located, or conduct a substantial portion of their business, in Myrtle Beach and the Grand Strand.

        The characteristics of our loan portfolio and our underwriting procedures, collateral types, risks, approval process and lending limits are discussed below. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Loan Losses” in the Company’s Annual Report to Shareholders, incorporated herein by reference.

        Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which make up approximately 66% of our loan portfolio. These loans are secured generally by first or second mortgages on residential or commercial property. The major category of this component is commercial real estate loans primarily secured by owner-occupied real estate. The borrowers are predominantly service and professional businesses, such as PA’s, medical and service providers for consumer and commercial customers along the Grand Strand.

        Commercial Loans. Approximately 22% of our loan portfolio consists of commercial loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

        Consumer Loans. Consumer loans make up approximately 5% of our loan portfolio. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans and revolving lines of credit such as overdraft protection. Automobiles and small recreational vehicles are pledged as security for their purchase.

        Construction and Development Loans. The remaining 6% of our loan portfolio, or approximately $8,000,000, is composed of consumer and commercial real estate construction and commercial development loans. These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

        Underwriting Procedures, Collateral, and Risk. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type, which variances may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

o	Character – we determine that the borrower has sound character and integrity by examining the borrower’s history.
o	Capital – we evaluate the borrower’s overall financial strength, as well as the equity investment in the asset being financed.
o	Collateral – we determine that the collateral is adequate from the standpoint of quality, marketability, value and income potential.
o	Capacity – we evaluate the borrower’s ability to service the debt.
o	Conditions – we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

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

        Each type of loan carries a credit risk, simply defined as the potential that the borrower will not be willing or able to repay the debt. While real estate loans have various risks common to all types of loans, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan. Real estate loans are all sensitive to fluctuations in the value of the real estate securing the loan. In addition, commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt. Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties. These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property. Inferior or improper construction techniques, changes in economic conditions during the construction and marketing period, and rising interest rates which may slow the sale of the property are all risks unique to this type of loan. Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates. Commercial loans primarily have risk that the primary source of repayment will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value. Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower’s employment status as the sole source of repayment. By following defined underwriting criteria as noted above, we seek to reduce these risks. Additionally, we help to reduce the risk that the underlying collateral may not be sufficient to pay the outstanding balance by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios. We control risks by reducing concentration of our loan portfolio in any one type of loan. A concentration of credit report based upon SIC codes and other factors are reviewed on a quarterly basis by the Board of Directors.

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered by an officer with a higher lending limit. Any loan in excess of this lending limit is approved by the directors’ loan committee. We do not make any loans to any of our directors or executive officers unless the loan is reviewed by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with us. We take steps to protect against losses due to hurricanes and weather phenomena by requiring customers to carry appropriate insurance.

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

Competition

        The Myrtle Beach market is a highly competitive market in which all of the largest banks in the state, as well as super regional banks, are represented. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offers services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Employees

        At December 31, 2003, we employed a total of 41 full-time and 6 part-time employees. The company believes that the relations with its employees are good.

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

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Recent Legislation

USA Patriot Act of 2001

        In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	Allows check truncation without making it mandatory;
o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;
o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

        This new legislation will likely have a dramatic impact on bank capital spending as many financial institutes assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

        In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

        The Federal Reserve Board imposes certain capital requirements on our holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to capital requirements and certain other restrictions, our holding company is able to borrow money to make a capital contribution to our bank, and these loans may be repaid from dividends paid from our bank to our company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Beach First National Bank – Dividends.” Our holding company is also able to raise capital for contribution to our bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, our holding company is expected to act as a source of financial strength to our bank and to commit resources to support our bank in circumstances in which our holding company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Company is subject to the obligations and restrictions described above. However, management currently does not expect that any of these provisions will have any material impact on our operations.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

        Beach First National Bank. Our bank, Beach First National Bank, operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

        The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank’s operations, including:

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

        The Office of the Comptroller of the Currency requires banks to maintain specified capital ratios and imposes limitations on banks’ aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires banks to prepare quarterly reports on their financial condition and to conduct annual audits of their financial affairs in compliance with its minimum standards and procedures.

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

        National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institution’s insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8.1 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions with Affiliates and Insiders. Our bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of our bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

    Dividends.  A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

        All institutions receive one of four ratings based on their performance: Outstanding, Satisfactory, Needs Improvement or Substantial Noncompliance. An institution that receives a rating of Substantial Noncompliance would be subject to enforcement action. Beach First National Bank is strongly committed to providing credit needs to individuals in the communities that we serve. Beach First National Bank received a “satisfactory” rating in the most recent evaluation.

        The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

        The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

        Other Regulations.  Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information
o	to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either our holding company or our bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

        Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

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

        These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from our holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time. If we fail to meet these capital requirements, our bank would be required to develop and file a plan with the Office of the Comptroller of the Currency describing the means and a schedule for achieving the minimum capital requirements. In addition, our bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless our bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time. A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

        Enforcement Powers. The Financial Institutions Reform, Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

        Proposed Legislation and Regulatory Action. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2.  Description of Property

        The principal place of business of both the company and the bank and the main office of the bank is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. The bank’s main office is located on 0.8-acre plot of land, which was purchased for $218,000. We constructed a permanent banking facility of 5,000 square feet on the site at a cost of approximately $1,000,000, which was paid out of the proceeds of our initial public offering. Furniture, fixtures, and equipment for the main office cost approximately $534,000. There is one automated teller machine located at the bank’s main office.

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

        We have a second branch office located in the Gator Hole Shopping Center at 710 Highway 17 North, North Myrtle Beach, South Carolina. We have a 20 year lease for the property, which we may renew for four successive separate periods of five years. The branch opened in November 2002 and was constructed at a cost of approximately $500,000. Furniture, fixtures and equipment for the branch office cost approximately $250,000.

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

Part II
Item 5.  Market for Common Equity and Related Stockholder Matters.

        Our common stock has been quoted on the OTC Bulletin Board under the symbol “BFNB” since the third quarter of 2001. As of March 3, 2004, we had approximately 1,485 shareholders of record.

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

        The following table sets forth the high and low bid stock prices published by OTC Bulletin Board for each quarter during the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The company has paid or declared any cash or stock dividends.

	High Bid	Low Bid
Year end 2003:
First Quarter	13.50	13.40
Second Quarter	15.10	15.00
Third Quarter	17.00	17.00
Fourth Quarter	20.00	19.27

Year end 2002:
First Quarter	10.40	10.10
Second Quarter	11.12	10.90
Third Quarter	12.15	11.75
Fourth Quarter	12.45	12.05

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        In response to this Item, the information contained on pages 4 through 16 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 7.  Financial Statements

        In response to this Item, the information contained on pages 17 through 36 of the company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

Item 8A.  Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        In response to this Item, additional information is contained on page 13 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to senior financial officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002 that includes our principal executive officer and principal financial officer and other executive officers of our Company. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact Dick Burch at the Company offices to obtain a copy.

Item 10.  Executive Compensation

        In response to this Item, the information contained on pages 6 through 8 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth equity compensation plan information at December 31, 2003. The company has not declared any cash or stock dividends.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation
	upon exercise of	exercise price of	plans (c)
	outstanding options,	outstanding options,	(excluding securities)
Plan Category	warrants and rights(a)	warrants and rights(b)	reflected in column (a))

Equity compensation	121,685	$15.38	58,315
plans approved by
security holders

Equity compensation	0	0	0
plans not approved
by security holders

Total	121,685	$15.38	58,315

        In response to this Item, additional information is contained on page 9 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

        In response to this Item, the information contained on page 12 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.1.	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.2.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

10.1	Employment Agreement of Walter E. Standish, III with the Company dated March 4, 2000 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2003).

10.2	Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

10.3	Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

10.4	Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

10.5	Employment Agreement of Walter E. Standish, III with the Company dated February 24, 2004.

13	Annual Report to Shareholders for the year ended December 31, 2003.

24	Power of Attorney (contained on the signature page hereof).

21.1	Subsidiaries of the Company

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)     Reports on Form 8-K

        The following reports were filed on Form 8-K during the fourth quarter for the year ended December 31, 2003.

        The company filed a Form 8-K on October 17, 2003 to announce the earnings for the third quarter ending September 30, 2003.

Item 14.  Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference from our proxy statement for the 2004 annual meeting of shareholders under the heading “Audit Fees.”

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: March 19, 2004	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

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

Signature	Title	Date

/s/ Michael Bert Anderson Michael Bert Anderson	Director	March 19, 2004

/s/ Orvis Bartlett Buie Orvis Bartlett Buie	Director	March 19, 2004

/s/ Raymond E. Cleary, III Raymond E. Cleary, III	Chairman and Director	March 19, 2004

/s/ E.Thomas Fulmer E.Thomas Fulmer	Director	March 19, 2004

/s/ Michael D. Harrington Michael D. Harrington	Director	March 19, 2004

/s/ Joe N. Jarrett, Jr. Joe N. Jarrett, Jr.	Director	March 19, 2004

/s/ Richard E. Lester Richard E. Lester	Director	March 19, 2004

/s/ Leigh Ammons Meese Leigh Ammons Meese	Director	March 19, 2004

/s/ Rick H. Seagroves Rick H. Seagroves	Director	March 19, 2004

/s/ Don J. Smith Don J. Smith	Director	March 19, 2004

/s/ Samuel Robert Spann Samuel Robert Spann	Director	March 19, 2004

/s/ B. Larkin Spivey, Jr. B. Larkin Spivey, Jr.	Director	March 19, 2004

/s/ Walter E. Standish, III Walter E. Standish, III	President, CEO and Director	March 19, 2004

/s/ James C. Yahnis James C. Yahnis	Director	March 19, 2004

/s/ Richard N. Burch Richard N. Burch	Chief Financial Officer and Principal Accounting Officer	March 19, 2004

Exhibit List:

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.1.	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.2.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

10.1	Employment Agreement of Walter E. Standish, III with the Company dated March 4, 2000 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2003).

10.2	Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

10.3	Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

10.4	Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).

10.5	Employment Agreement of Walter E. Standish, III with the Company dated February 24, 2004.

13	Annual Report to Shareholders for the year ended December 31, 2003.

24	Power of Attorney (contained on the signature page hereof).

21.1	Subsidiaries of the Company

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.