Form 10QSB
period 2004-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2004-05-17
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number 000-22503

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

           Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 5, 2004, 1,342,018 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding. The board of directors declared a 3 for 2 stock split on the issuer's common stock in the form of a 50% stock dividend. The stock dividend will be payable June 2, 2004 to shareholders of record as of May 12, 2004.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Condensed Balance Sheets

	March 31,		December 31,
	2004	2003	2003
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$3,246,513	$4,123,657	$4,886,682
Federal funds sold and short-term investments	12,163,000	13,696,000	4,598,520
Investment securities available for sale	17,113,065	12,527,987	11,918,074
Loans, net	142,330,206	101,415,012	133,851,712
Federal Reserve Bank stock	309,000	164,700	309,000
Federal Home Loan Bank stock	825,000	325,000	575,000
Premises and equipment, net	4,429,928	4,679,225	4,477,943
Cash value of life insurance	3,115,165	2,960,785	3,076,570
Other assets	1,410,522	1,349,075	1,399,535

Total assets	$184,942,399	$141,241,441	$165,093,036

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$23,050,443	$16,035,806	$23,454,124
Interest bearing deposits	129,121,788	103,867,686	114,645,442

Total deposits	152,172,231	119,903,493	138,099,566
Advances from Federal Home Loan Bank	16,500,000	6,500,000	11,500,000
Other liabilities	852,230	768,971	760,577

Total liabilities	169,524,461	127,172,463	150,360,143

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
authorized; 2,013,027 issued and outstanding at
March 31, 2004 and 1,318,368 at March 31, 2003
and 1,323,768 at December 31, 2003	2,013,027	1,318,368	1,323,768
Paid-in capital	11,332,797	11,787,899	11,837,299
Retained earnings	2,025,970	912,318	1,718,321
Accumulated other comprehensive income	46,144	50,393	(146,495)

Total shareholders' equity	15,417,938	14,068,978	14,732,893

Total liabilities and shareholders' equity	$184,942,399	$141,241,441	$165,093,036

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc, and Subsidiary
Myrtle Beach, South Carolina
Consolidated Condensed Statements of Income
(unaudited)

	Three Months Ended
	March 31
	2004	2003
INTEREST INCOME
Interest and fees on loans	$2,222,578	$1,723,473
Investment securities	153,409	113,298
Federal funds sold	16,140	8,124

Total interest income	2,392,127	1,844,895

INTEREST EXPENSE
Deposits	576,409	562,633
Other borrowings	84,260	44,812

Total interest expense	660,669	607,445

Net interest income	1,731,458	1,237,450

PROVISION FOR POSSIBLE LOAN
LOSSES	215,000	68,000

Net interest income after provision for possible
loan losses	1,516,458	1,169,450

NONINTEREST INCOME
Service fees on deposit accounts	131,091	121,382
Gain on sale of investment securities	(3)	73,639
Income from cash value life insurance	40,386	40,386
Other income	56,294	47,248

Total noninterest income	227,768	282,655

NONINTEREST EXPENSES
Salaries and wages	554,850	483,130
Employee benefits	122,718	98,852
Supplies and printing	18,529	29,444
Advertising and public relations	49,488	41,928
Professional fees	43,443	34,736
Depreciation and amortization	108,252	104,997
Occupancy	107,346	86,772
Data processing fees	84,011	66,841
Other operating expenses	167,258	183,296

Total noninterest expenses	1,255,895	1,129,996

Income before income taxes	488,331	322,109

INCOME TAX EXPENSE	180,682	119,181

Net income	$307,649	$202,928

BASIC NET INCOME PER COMMON SHARE	$.15	$.10

DILUTED NET INCOME PER COMMON SHARE	$.15	$.10

Weighted average common shares outstanding - basic	2,013,027	1,977,552
Weighted average common shares outstanding - diluted	2,038,098	1,990,957

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Consolidated Condensed Statements of Changes in Shareholders’ Equity
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2002	1,318,368	$1,318,368	$11,787,899	$709,390	$112,711	$13,928,368
Net income	-	-	-	202,928	-	202,928
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(62,318)	(62,318)
Less reclassification adjustments for losses
included in net income	-	-	-	-	-	-

Comprehensive income	-	-	-	-	-	140,610

BALANCE, MARCH 31, 2003	1,318,368	$1,318,368	$11,787,899	$912,318	$50,393	$14,068,978

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2003	1,323,768	$1,323,768	$11,837,299	$1,718,321	$(146,495)	$14,732,893
Net income	-	-	-	307,649	-	307,649
Other comprehensive income, net of taxes:
Unrealized gain on investment securities	-	-	-	-	192,639	192,639
Less reclassification adjustments for losses
included in net income	-	-	-	-	-	-

Comprehensive income	-	-	-	-	-	500,288
Exercise of stock options	18,250	18,250	166,507	-	-	184,757
Declaration of 3 for 2 stock split payable on
June 2, 2004	671,009	671,009	(671,009)	-	-	-

BALANCE, MARCH 31, 2004	1,342,018	$1,342,018	$11,332,797	$2,025,970	$46,144	$15,417,938

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$307,649	$202,928
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income taxes	-	133,710
Provisions for loan losses	215,000	68,000
Depreciation and amortization	108,252	104,997
Accretion of deferred loan fees	(291,719)	(169,815)
Loss (Gain) on sale of investment securities	-	(73,639)
Discount accretion and premium amortization	189,503	-
(Increase) decrease in other assets	(170,214)	(293,622)
Increase in other liabilities	603,327	175,178

Net cash provided by operating activities	961,798	147,737

INVESTING ACTIVITIES
Purchase of investment securities	(6,316,759)	(8,750,866)
Purchase of FHLB stock	(250,000)	(125,000)
Proceeds from sale of investment securities	1,124,911	3,639,204
Decrease (increase) in Federal funds sold	(7,564,480)	(8,266,786)
Increase in loans, net	(8,401,775)	(9,288,623)
Purchase of premises and equipment	98,990	(206,452)
Purchase of life insurance contracts	(38,595)	(38,595)

Net cash used in investing activities	(21,347,708)	(22,998,523)

FINANCING ACTIVITIES
Advances from Federal Home Loan Bank	5,000,000	2,500,000
Net increase (decrease) in deposits	13,560,991	20,016,829
Exercise of stock options	184,750	-

Net cash provided by financing activities	18,745,741	22,516,829

Net increase (decrease) in cash and cash equivalents	1,640,169	(333,957)

CASH AND DUE FROM BANKS, BEGINNING
OF PERIOD	$4,886,682	$4,457,614

CASH AND DUE FROM BANKS, END OF
PERIOD	$3,246,513	$4,123,657

CASH PAID FOR
Income taxes	$180,682	$119,181

Interest	$663,901	$607,445

        The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003.

Note 2 – Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiary, Beach First National Bank. All significant inter-company items and transactions have been eliminated in consolidation.

Note 3 – Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities or contingent stock agreements if those securities trade in a public market. The board of directors has declared a 3 for 2 stock split on the company’s common stock in the form of a 50% stock dividend. The stock dividend will be payable June 2, 2004 to shareholders of record as of May 12, 2004.

Shareholders of record will receive one additional share for every two shares held as of the close of business on the record date. Fractional shares resulting from the stock split will be paid in cash based on the closing price as of the record date of May 12, 2004.

As a result of the common stock dividend, earnings per share will be retroactively restated for all previous periods. As restated, earnings per share for the three months ended March 31, 2004 were $0.15 per share, compared to $0.10 for the same period a year ago.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

For the Three Months Ended
March 31, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$307,649	2,013,027	$0.15
Effect of Diluted Securities:
Stock options	-	25,071	(.00)

Diluted EPS	$307,649	2,038,098	$0.15

For the Three Months Ended
March 31, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$202,928	1,977,552	$0.10
Effect of Diluted Securities:
Stock options	-	13,405	(.00)

Diluted EPS	$202,928	1,990,957	$0.10

Note 4 – Stock-Based Compensation

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months ended March 31
	2004	2003
Net income, as reported	$307,649	$202,928
Deduct: Total stock -based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	8,806	4,020

Pro forma net income	$298,843	$198,908

Earnings per share:
Basic - as reported	$0.15	$0.10

Basic - pro forma	$0.15	$0.10

Diluted - as reported	$0.15	$0.10

Diluted - pro forma	$0.15	$0.10

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Results of Operations

EARNINGS REVIEW

        Our net income was $307,649, or $0.15 per common share, for the three months ended March 31, 2004 as compared to $202,928, or $0.10 per common share, for the three months ended March 31, 2003. The improvement in net income reflects the bank’s continued growth, as average earning assets increased to $162.7 million during the first three months of 2004 from $111.1 million during the same period of 2003. The return on average assets for the three month period ended March 31 was .78% in 2004 compared to .66% in 2003; this improvement is due in part to a 46.4% increase in average earning assets from 2003. The return on average equity was 8.2% in 2004 versus 5.8% in 2003.

Net Interest Income

        During the first three months of 2004, net interest income increased to $1,731,458 from $1,237,450 in the same period of 2003. The growth in net interest income resulted from an increase of $547,232 in interest income and an increase in interest expense of $53,224. Interest income increased as a result of our continued growth, as average total loans increased from $98.5 million in the first three months of 2003 to $140.7 million in the same period in 2004. In addition, average securities increased to $15.0 million in the first three months of 2003 compared to $9.6 million for the first three months of 2003. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.97% in the first three months of 2004 compared to 4.07% during the same period of 2003. The net interest margin was 4.27% for the three month period ended March 31, 2004 compared to 4.47% for the same period of 2003.

Provision for Loan Losses

        The provision for loan losses was $215,000 for the first three months of 2004 and $68,000 for the same period of 2003. The increase was the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. See also “Allowance for Possible Loan Losses” below.

Non Interest Income

        Noninterest income was $227,768 in the first three months of 2004 compared to $282,655 in the same period of 2003. Service fees on deposit accounts, generally the largest component of noninterest income, increased from $121,382 in 2003 to $131,091 in 2004. Income from cash value life insurance was $40,386 for the first three months of 2004 and 2003. Other income increased to $56,294 in 2004 from $47,248 in the same period of 2003. Gains on sale of investment securities were $73,639 for the first quarter of 2003 compared to $3 loss in this period of 2004. Service fees on deposit accounts increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers.

Non Interest Expense

        Total noninterest expense increased to $1,255,895 for the three month period ending March 31, 2004 from $1,129,996 for the three month period ended March 31, 2003. This represents an 11.1% increase in noninterest expense year to year. Salary, wages and benefits increased $95,586, and occupancy increased $20,574, representing 92% of the total increase in noninterest expenses, primarily due to the expansion of branch offices and asset growth over this period in 2003. Most other noninterest expense categories had nominal increases over this period 2003.

BALANCE SHEET REVIEW

Loans

        At March 31, 2004, net loans (total loans less the allowance for loan losses) totaled $142.3 million, an increase of $40.9 million from March 31, 2003. Average total loans increased from $98.5 million with a yield of 7.10% in the first three months of 2003 to $140.7 million with a yield of 6.39% in 2004. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

        The following table shows the composition of the loan portfolio by category at March 31, 2004 and 2003.

Composition of Loan Portfolio

	March 31, 2004		March 31, 2003
		Percent		Percent
	Amount	of Total	Amount	of Total

Commercial	$30,562,634	21.1%	$26,713,931	26.0%
Real estate - construction	10,466,657	7.2	6,363,341	6.2
Real estate - mortgage	96,492,129	66.7	61,845,641	60.1
Consumer	7,072,705	4.9	8,004,996	7.7

Loans, gross	144,594,125	100.0%	102,927,909	100.0%

Unearned income	(291,719)		(169,815)
Allowance for possible loan losses	(1,972,200)		(1,343,082)

Loans, net	$142,330,206		$101,415,012

        The principal component of our loan portfolio at March 31, 2004 and 2003 was mortgage loans, which represented 66.7% and 60.1% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

        At March 31, 2004, the bank had issued commitments to extend credit of $11.6 million through various types of lending arrangements. The commitments expire over the next 36 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

        In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $3.1 million at March 31, 2004. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

        Since loans typically provide higher yields than other types of earning assets, one of the bank’s goals is for loans to represent the largest category of earning assets. As of March 31, 2004, loans were 82.4% of earning assets, compared to 88.6% at March 31, 2003.

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

        At March 31, 2004, the allowance for possible loan losses was $1,972,200, or 1.37% of outstanding loans, compared to an allowance for possible loan losses of $1,343,082, or 1.31% of outstanding loans, at March 31, 2003. In the first three months of 2004, we had one charge-off totaling $3,463, and in 2003, we had one charge-off totaling $696. We had non-performing loans totaling $808,271 at March 31, 2004 and $416,462 at March 31, 2003. While there can be no assurances, we do not expect significant losses relating to these non-performing loans.

Allowance for Loan Losses

	Three months ending March 31,
	2004	2003

Average total loans outstanding	$140,655,690	$98,472,098
Total loans outstanding at period end	144,302,406	102,727,909
Total nonperforming loans	808,271	416,462

Beginning balance of allowance	$1,760,481	$1,275,778

Loans charged off	3,463	696
Total recoveries	181	0

Net loans charged off	3,282	696

Provision for loan losses	215,000	68,000

Balance at period end	$1,972,200	$1,343,082

Net charge-offs to average loans	0.00%	0.00%
Allowance as a percent of total loans	1.37%	1.31%
Nonperforming loans as a
Percentage of total loans	.56%	.41%
Nonperforming loans as a
Percentage of allowance	40.98%	31.01%

        The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to total loans as of March 31, 2004. We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses

	As of March 31, 2004

Residential real estate	$49,261	2.50%
Commercial construction	77,819	3.95
Commercial real estate	367,106	18.61
Commercial	292,105	14.81
Consumer	86,511	4.39
Other	327	0.02
Unallocated	488,295	24.76
Special Allocated	$610,776	30.96

Total allowance for
Loan losses	$1,972,200	100.0%

Investment Securities

        Total securities averaged $15.0 million in the first three months of 2004 and totaled $18.2 million at March 31, 2004. In the same period of 2003, total securities averaged $9.6 million and totaled $12.5 million at March 31, 2003. At March 31, 2004, our total investment securities portfolio had a book value of $18.2 million and a market value of $18.2 million for an unrealized net gain of $69,915. We primarily invest in U.S. Government Agency and U. S. Agency mortgage backed securities.

        At March 31, 2004, short-term investments totaled $12.2 million, compared to $13.7 million at March 31, 2003. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Deposits and Other Interest-Bearing Liabilities

        Average total deposits were $143.9 million and average interest-bearing deposits were $123.7 million in the first quarter of 2003. Average total deposits were $102.4 million and average interest-bearing deposits were $88.2 million in the same period of 2003. The following table sets forth our deposits by category as of March 31, 2004 and March 31, 2003.

Deposits

	March 31, 2004		March 31, 2003
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$23,050,443	15.1%	$16,035,806	13.4%
Interest Bearing Checking accounts	5,091,768	3.4%	3,501,372	3.8%
Money market accounts	24,941,608	16.4%	23,178,534	19.3%
Savings accounts	3,097,327	2.0%	3,112,735	2.6%
Time deposits less than $100,000	57,302,400	37.7%	39,358,851	32.8%
Time deposits of $100,000 or over	38,688,685	25.5%	33,702,367	28.1%

Total deposits	$152,172,231	100.0%	$119,903,493	100.0%

        Internal growth, resulting primarily from special promotions and increased advertising, generated the new deposits.

        Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $113.5 million at March 31, 2004 compared to $85.7 million at March 31, 2003. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 75% at March 31, 2004 and 72% at March 31, 2003. Our loan-to-deposit ratio was 93.5% at March 31, 2004 versus 85.1% at March 31, 2003. The average loan-to-deposit ratio was 94.3% during the first three months of 2004 and 96.9% during the same period of 2003.

In addition to deposits, we obtained funds from the Federal Home Loan Bank to help fund our loan growth. Average borrowings from the Federal Home Loan Bank were $13.9 million during the first quarter of 2004 and totaled $16.5 million at March 31, 2004. The following table reflects the current borrowing terms.

FHLB Description	Balance	Current Rate	Maturity Date
CIP/EDP	$4,000,000	3.69%	07/11/2005
CIP/EDP	2,500,000	1.88%	02/28/2005
Fixed Rate Credit	3,500,000	1.93%	08/17/2005
Fixed Rate Credit	1,500,000	2.25%	02/17/2006
Convertible	5,000,000	1.86%	09/29/2008

	$16,500,000

CAPITAL

        Under the capital guidelines of the Office of the Comptroller of the Currency and the Federal Reserve, we are required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital, at both the bank and holding company levels. To be considered “well-capitalized,” we must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders’ equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, we must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The “well-capitalized” standard for the Tier 1 leverage ratio is 5%. At March 31, 2004, our total shareholders’ equity was $15.4 million ($14.2 million at the bank level). We were considered to be “well capitalized” at both the holding company and bank level for regulatory purposes at March 31, 2004, as our Tier 1 capital ratio was 10.4%(8.4% at the bank level), our total risk-based capital ratio was 11.6% (9.6% at the bank level), and our Tier 1 leverage ratio was 8.8% (7.1% at the bank level).

        We anticipate that the bank will remain classified as “well capitalized.” Nevertheless, we are currently reviewing additional sources of capital, including the potential issuance of trust preferred securities in an amount up to $5.0 million during the next quarter. These securities currently qualify in part as Tier 1 capital with the balance qualifying as Tier 2 capital.

LIQUIDITY AND INTEREST RATE SENSITIVITY

        Our primary sources of liquidity are core deposits, scheduled repayments on our loans, advances from the Federal Home Loan Bank and interest on, pay downs and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $9.5 million. We also have a line of credit with the Federal Home Loan Bank to borrow up to 75% of our 1 to 4 family loans, resulting in an availability of funds of $2.7 million at March 31, 2004. FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging and purchasing additional collateral and FHLB stock. At March 31, 2004, we had borrowed $16.5 million on this line. We believe that its liquidity and ability to manage assets will be sufficient to meet its cash requirements over the near term.

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

CRITICAL ACCOUNTING POLICIES

        We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

        We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. The pronouncement was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in come circumstances. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and warranties that it has issued. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee. The initial recognition requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on the Company’s financial position or results of operations.

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2004.

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

Item 6.   Exhibits and Reports on Form 8-K.

(a)     Exhibits – See Exhibit Index attached hereto.

          Exhibit        Description

31.1    Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2    Rule 13a-14(a) Certification of the Chief Financial Officer.

32       Section 1350 Certifications.

(b)     Reports on Form 8-K– No reports were filed on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: May 14, 2004	By: /s/ Walter E. Standish, III Walter E. Standish, III President/Chief Executive Officer

By: /s/ Richard N. Burch Richard N. Burch Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number           Description

31.1       Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2       Rule 13a-14(a) Certification of the Chief Financial Officer.

32          Section 1350 Certifications.