Form 10QSB
period 2004-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2004-08-12
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 2004

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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          On August 12, 2004, 2,013,008 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

          Transitional Small Business Disclosure Format (check one): Yes      No  X

	June 30,		December 31,
	2004	2003	2003
	(audited)	(unaudited)	(unaudited)
ASSETS
Cash and due from banks	$4,166,123	$5,164,565	$4,886,682
Federal funds sold and short term investments	2,201,000	6,963,000	4,598,520
Investment securities available for sale	26,952,269	12,847,087	11,918,074
Loans, net	153,344,159	116,652,441	133,851,712
Federal Reserve Bank stock	309,000	164,700	309,000
Federal Home Loan Bank stock	825,000	325,000	575,000
Premises and equipment, net	4,393,569	4,417,109	4,477,943
Cash value life insurance	3,153,760	2,999,380	3,076,570
Investment in BFNB Trust	155,000	-	-
Other assets	1,722,037	1,554,572	1,399,535

Total assets	$197,221,917	$151,087,854	$165,093,036

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$32,353,558	$24,980,944	$23,454,124
Interest bearing deposits	127,195,540	104,082,120	114,645,442

Total deposits	159,549,098	129,063,064	138,099,566
Advances from Federal Home Loan Bank	16,500,000	6,500,000	11,500,000
Debt associated with Trust Preferred Securities	5,155,000	-	-
Other liabilities	809,760	1,201,760	760,577

Total liabilities	182,013,858	136,764,824	150,360,143

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
authorized; shares issued and outstanding - 2,013,008 at
June 30, 2004, 1,318,368 at June 30, 2003 and 1,323,768
at December 31, 2003	2,013,008	1,318,368	1,323,768
Paid-in capital	11,332,816	11,787,899	11,837,299
Retained earnings	2,356,553	1,122,874	1,718,321
Accumulated other comprehensive income (loss)	(494,318)	93,889	(146,495)

Total shareholders' equity	15,208,059	14,323,030	14,732,893

Total liabilities and shareholders' equity	$197,221,917	$151,087,854	$165,093,036

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$4,595,944	$3,627,619	$2,373,367	$1,904,147
Investment securities	386,430	256,437	233,021	142,221
Fed funds sold &short term investments	28,915	25,178	12,773	17,053
Dividends on long-term investments	584	-	584	-

Total interest income	5,011,873	3,909,234	2,619,745	2,063,421
INTEREST EXPENSE
Deposits	1,143,362	1,163,999	566,953	605,333
Short-term borrowings	182,281	93,399	98,021	48,587
Long-term borrowings	19,436	-	19,436	-

Total interest expense	1,345,079	1,257,398	684,410	653,920
Net interest income	3,666,794	2,651,836	1,935,335	1,409,501
PROVISION FOR POSSIBLE LOAN
LOSSES	508,000	291,000	293,000	223,000

Net interest income after provision
for possible loan losses	3,158,794	2,360,836	1,642,335	1,186,501

NONINTEREST INCOME
Service fees on deposit accounts	263,937	246,897	132,847	125,515
Gain (Loss) on sale of investment securities	(5)	134,811	(2)	61,463
Income from cash value life insurance	80,772	80,772	40,384	40,386
Other income	129,848	118,930	73,553	71,682

Total noninterest income	474,552	581,410	246,782	299,046

NONINTEREST EXPENSES
Salaries and wages	1,169,128	983,454	614,278	500,324
Employee benefits	237,469	197,571	114,750	98,720
Supplies and printing	36,573	57,270	18,044	27,825
Advertising and public relations	116,064	77,315	66,576	35,387
Legal and Professional fees	92,933	61,135	49,489	24,991
Depreciation and amortization	217,123	211,217	108,870	106,220
Occupancy	210,608	172,282	103,262	85,510
Data processing fees	168,094	145,135	84,083	78,295
Other operating expenses	364,799	380,735	197,543	194,352

Total noninterest expenses	2,612,791	2,286,114	1,356,895	1,151,624

Income before income taxes	1,020,555	656,132	532,222	333,923
INCOME TAX	382,323	242,648	201,641	123,467

EXPENSE
Net income	$638,232	$413,484	$330,581	$210,456

BASIC NET INCOME PER COMMON
SHARE	$.32	$.21	$.16	$.11

DILUTED NET INCOME PER COMMON
SHARE	$.31	$.21	$.15	$.11

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2002	1,318,368	$1,318,368	$11,787,899	$709,390	$112,711	$13,928,368
Net income	-	-	-	413,484	-	413,484
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(18,822)	(18,822)
Less reclassification adjustments for losses
included in net income	-	-	-	-	-	-

Comprehensive income
	-	-	-	-	-	394,662

BALANCE, JUNE 30, 2003	1,318,368	$1,318,368	$11,787,899	$1,122,874	$93,889	$14,323,030

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
BALANCE, DECEMBER 31, 2003	1,323,768	$1,323,768	$11,837,299	$1,718,321	$(146,495)	$14,732,893
Net income	-	-	-	638,232	-	638,232
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(347,823)	(347,823)
Less reclassification adjustments for losses
included in net income	-	-	-	-	-	-

Comprehensive income (loss)
	-	-	-	-	-	290,409
Exercise of stock options
	18,250	18,250	166,507	-	-	184,757

Stock Split
	670,990	670,990	(670,990)	-	-	-

BALANCE JUNE 30, 2004
	2,013,008	$2,013,008	11,332,816	2,356,553	(494,318)	15,208,059

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$638,232	$413,484
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred income taxes	-	367,935
Provisions for loan losses	508,000	291,000
Accretion of deferred loan fees	(318,283)	(203,421)
Depreciation and amortization	172,875	211,217
Gain on sale of investment securities	-	134,811
Discount accretion and premium amortization	(351,117)	(221,038)
Increase (decrease) in other assets	(322,502)	(929,067)
Increase (decrease) in other liabilities	49,183	147,200

Net cash provided by operating activities	376,388	212,121

INVESTING ACTIVITIES
Purchase of investment securities	(17,317,988)	(11,584,828)
Purchase of Federal Home Loan Bank stock	(250,000)	(125,000)
Proceeds from sale or call of investment securities	2,287,094	6,357,279
Purchase of BFNB Trust Stock	(155,000)	-
Decrease (increase) in Federal funds sold & short term investments	2,397,520	(1,533,786)
Increase in loans, net	(19,682,164)	(24,715,446)
Purchase of premises and equipment	(88,501)	(50,556)
Purchase of life insurance contracts	(77,190)	-

Net cash used in investing activities	(32,886,229)	(31,652,337)

FINANCING ACTIVITIES
Advances from Federal Home Loan Bank	5,000,000	2,500,000
Investment in BFNB Trust	5,155,000	-
Net increase in deposits	21,449,532	29,637,167
Exercise of stock options
	184,750	-

Net cash provided by financing activities	31,789,282	32,137,167

Net increase (decrease) in cash and cash equivalents	(720,559)	696,951
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	$4,886,682	$4,467,614

CASH AND CASH EQUIVALENTS, END OF
PERIOD	$4,166,123	$5,164,565

CASH PAID FOR
Income taxes	$382,323	$242,648

Interest	$1,345,079	$1,236,228

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

For the Six Months Ended
June 30, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$638,232	2,013,008	$0.32
Effect of Diluted Securities:
Stock options
	-	63,299	(0.00)

Diluted EPS	$638,232	2,076,307	$0.31

For the Six Months Ended
June 30, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$413,484	1,977,552	$0.21
Effect of Diluted Securities:
Stock options
	-	22,479	(0.00)

Diluted EPS	$413,484	2,000,031	$0.21

For the Three Months Ended
June 30, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$330,584	2,013,008	$0.16
Effect of Diluted Securities:
Stock options	-	63,299	(0.00)

Diluted EPS	$330,584	2,076,307	$0.16

For the Three Months Ended
June 30, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$210,456	1,977,552	$0.11
Effect of Diluted Securities:
Stock options	-	22,479	(0.00)

Diluted EPS	$210,456	2,000,031	$0.11

4.     Stock-Based Compensation - Our stock-based employee compensation plan is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all and options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to the option plan.

	Six Months Ended June 30,
	2004	2003
Net Income, as reported	$638,232	$413,484
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	(40,321)	(12,062)

Pro forma net income	$597,911	$401,422

Earnings per share:
Basic - as reported	$0.32	$0.21

Basic - pro forma	$0.30	$0.21

Diluted - as reported	$0.31	$0.21

Diluted - pro forma	$0.30	$0.20

	Three Months Ended June 30,
	2004	2003
Net Income, as reported	$330,584	$210,456
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	(27,769)	(6,030)
Pro forma net income	$302,815	$204,426

Earnings per share:
Basic - as reported	$0.16	$0.11

Basic - pro forma	$0.15	$0.11

Diluted - as reported	$0.16	$0.11

Diluted - pro forma	$0.15	$0.10

5.  Stock Split

        In April 2004, we announced a 3-for-2 stock split on our common stock in the form of a 50% stock dividend. On June 2, 2004, shareholders of record as of May 12, 2004 received one additional share of stock for every two shares of stock owned prior to the 3-for-2 stock split. All factional shares were paid in cash. The earnings per share amounts for all periods shown have been adjusted to reflect the 3-for-2 split.

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	the level of allowance for loan loss;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Overview

        The following discussion describes our results of operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as well as results for the six months ended June 30, 2004 and 2003, and also analyzes our financial condition as of June 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

        The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Results of Operations
EARNINGS REVIEW

Our net income was $638,232, or $.32 per common share, for the six months ended June 30, 2004 as compared to a net income of $413,484, or $.21 per common share, for the six months ended June 30, 2003. Our net income was $330,584, or $.16 per common share, for the three months ended June 30, 2004 as compared to net income of $210,456, or $.11 per common share, for the same period of 2003. The increase in net income reflects the bank’s continued growth, as average earning assets increased to $169.3 million during the first six months of 2004 from $120.1 million during the same period of 2003. The return on average assets for the six month period ended June 30 was .71% in 2004 compared to .63% in 2003. The return on average equity was 8.29% in 2004 versus 5.89% in 2003.

Net Interest Income

During the first half of 2004, net interest income increased to $3,666,794, from $2,651,836 in the same period of 2003. The growth in net interest income resulted from an increase of $1,102,639 in interest income, offset by an increase in interest expense of $87,681. For the three months ended June 30, 2004, net interest income increased to $1,935,335 from $1,409,501 during the comparable period of 2003. The net interest spread was 4.11% in the first six months of 2004 compared to 4.02% during the same period of 2003. The net interest margin was 4.41% for the six month period ended June 30, 2004 compared to 4.43% for the same period of 2003.

Provision for Loan Losses

The provision for loan losses was $508,000 for the six months of 2004 and $291,000 for the same period of 2003. The provision for loan losses was $293,000 for the three months ending June 30, 2004 and $223,000 for the same period in 2003. The increase was the result of our assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. See also “Allowance for Possible Loan Losses” below.

Noninterest Income

Noninterest income was $474,552 for the first six months of 2004 compared to $581,410 in the same period of 2003. For the three months ended June 30, 2004, noninterest income was $246,782 as compared to $299,046 in 2003. Service fees on deposit accounts, the largest component of noninterest income, increased from $246,897 for the first six months of 2003 to $263,937 during the same period of 2004. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. Income from cash value life insurance was $80,772 for the first six months of 2004 and 2003 and $40,386 for the three months ending June 30, 2004 and 2003. Other income increased to $129,848 for the first six months of 2004 compared to $118,930 for the same period of 2003. For the three months ended June 30, 2004, other income was $73,552 compared to $71,682 in 2003. We recorded a loss of $5 on sale of investment securities for the first six months of 2004 compared to a gain of $134,811 for 2003. For the three months ending June 30 2004 we recorded a loss of $2 compared to a gain of $61,463 for the same period in 2003.

Noninterest Expense

Total noninterest expense increased from $2,286,114 for the six months ended June 30, 2003 to $2,612,790 for the same period of 2004, or 14.3%, and from $1,151,624 for the three months ended June 30, 2003 to $1,356,895 in the same period of 2004, or 17.8%. Salaries and wages and employee benefits increased $225,572 for the six months ended June 30, 2004 compared to the same period in 2003, and $129,984 for the quarter ended June 30, 2004 compared to the same period in 2003. The increase was due primarily to the addition of eight full-time equivalent employees, four in the Litchfield office that opened in July 2004, two in the Hilton Head office, and two tellers at the main office. Advertising increased $38,749 for the six months ended June 30, 2004 compared to the same period in 2003, and $31,189 for the three months ended June 30, 2004 compared to the same period in 2003. This increase was due primarily to the new Litchfield office and special promotions in all markets. Legal and professional expenses increased $31,798 for the six months ended June 30, 2004 compared to the same period in 2003, and $24,498 for the three months ended June 30, 2004 compared to the same period in 2003. The primary reason for the increase was the escalating cost of accounting and auditing services in addition to regulatory fees. Occupancy expense also increased by $38,326 during the six month period ended June 30, 2004 compared to the same period in 2003, and by $17,752 for the three months ended June 30, 2004 compared to the same period in 2003. Occupancy increases were due to increases on lease payments for most locations. Overall, we are satisfied with the control of our noninterest expenses during the expansion of our company.

BALANCE SHEET REVIEW

Loans

At June 30, 2004, net loans (total loans less the allowance for loan losses) totaled $153.3 million, an increase of $36.7 million from June 30, 2003. Average gross loans increased from $104.8 million, with a yield of 6.99%,in the first six months of 2003 to $144.4 million, with a yield of 6.48%,during the same in 2004. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

Because loans typically provide higher yields than other types of earning assets, one of our goals is for loans to represent the largest category of earning assets. At June 30, 2004, loans were 85.0% of earning assets, versus 87.0% at June 30, 2003.

        The following table shows the composition of the loan portfolio by category at June 30, 2004 and 2003.

Composition of Loan Portfolio

	June 30, 2004		June 30, 2003
		Percent		Percent
	Amount	of Total	Amount	of Total
Commercial	$29,604,327	19.0%	$28,402,552	24.0%
Real estate - construction	10,041,973	6.4%	9,847,260	8.3%
Real estate - mortgage	108,819,447	69.9%	58,065,476	49.1%
Consumer	7,283,868	4.7%	22,066,026	18.6%

Loans, gross	155,749,614	100.0%	118,381,314	100.0%

Unearned income	(318,283)		(203,421)
Allowance for possible loan losses	(2,087,171)		(1,525,453)

Loans, net	$153,344,159		$116,652,441

The principal component of our loan portfolio at June 30, 2004 and 2003 was mortgage loans, which represented 69.9% and 49.1% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

Generally, we limit the loan-to-value ratio to 80%. Because of our relatively small size and the short period of time our loan portfolio has existed, the current portfolio mix may not be indicative of the on-going mix. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

At June 30, 2004, the bank had issued commitments to extend credit of $6.2 million through various types of lending arrangements. The commitments expire over the next 36 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5.4 million at June 30, 2004. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of income. We evaluate the allowance for loan losses on an overall portfolio basis, as well as allocating the allowance to loan categories. We consider a number of factors in determining the level of this allowance, including our total amount of outstanding loans, our amount of past due loans, our historic loan loss experience, general economic conditions, and our assessment of potential losses, classified and criticized loans, concentrations of credit and internal credit risk ratings. Due to the rapid growth of our bank over the past several years and our short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Our evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

At June 30, 2004, the allowance for possible loan losses was $2,087,171, or 1.34% of outstanding loans, compared to an allowance for possible loan losses of $1,525,453 or 1.29% of outstanding loans, at June 30, 2003. In the first six months of 2004 we had net charge-offs totaling $181,310, and in 2003 we had net charge-off totaling $41,325. We had non-performing loans totaling $495,801 at June 30, 2004 and $308,253 at June 30, 2003. While there can be no assurances, we do not expect significant losses relating to these non-performing loans.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the six months ended June 30, 2004 and 2003.

Allowance for Loan Losses

	Six months ending June 30,
	2004	2003
Average total loans outstanding	$144,137,877	$104,604,853
Total loans outstanding at period end	155,431,331	118,177,894
Total nonperforming loans	495,801	308,253
Beginning balance of allowance	$1,760,481	$1,275,778
Loans charged off	(181,875)	(41,406)
Total recoveries	565	81

Net loans charged off	(181,310)	(41,325)
Provision for loan losses	508,000	291,000

Balance at period end	$2,087,171	$1,525,453

Net charge-offs to average total loans	.13%	.04%
Allowance as a percent of total loans	1.34%	1.29%
Nonperforming loans as a
percentage of total loans	0.32%	0.26%
Nonperforming loans as a
percentage of allowance	23.75%	20.21%

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

Allocation of the Allowance for Loan Losses

	As of June 30, 2004
Residential real estate	$55,155	2.64%
Commercial construction	72,356	3.47
Commercial real estate	420,658	20.15
Commercial	285,942	13.70
Consumer	89,231	4.28
Other	269	0.01
Unallocated	591,256	26.96
Special Allocated	$600,875	28.79

Total allowance for
Loan losses	$2,087,171	100.0%

Investment Securities

Total securities averaged $19.0 million in the first six months of 2004 and totaled $27.0 million at June 30, 2004. In the same period of 2003, total securities averaged $11.3 million and totaled $12.8 million at June 30, 2003. At June 30, 2004, our total investment securities portfolio had a book value of $28.8 million and a market value of $28.1 million for an unrealized net loss of $748,967. We primarily invest in U.S. Government Agency and Mortgage- backed securities.

At June 30, 2004, short-term investments totaled $2.2 million compared to $7.0 million as of June 30, 2003. These funds are one source of our liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Deposits and Other Interest-Bearing Liabilities

Average total deposits were $147.4 million and average interest-bearing deposits were $123.8 million in the first half of 2004. Average total deposits were $110.5 million and average interest-bearing deposits were $94.5 million in the same period of 2003. The following table sets forth our deposits by category as of June 30, 2004 and June 30, 2003.

	Deposits
	June 30, 2004		June 30, 2003
	Percent of		Percent of
	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$32,353,558	20.2%	$24,980,944	19.4%
Interest bearing checking accounts	6,037,638	3.8%	4,897,071	3.8%
Money market accounts	29,388,862	18.4%	20,650,258	16.0%
Savings accounts	2,999,672	1.9%	2,791,302	2.2%
Time deposits less than $100,000	50,715,912	31.8%	40,550,235	31.3%
Time deposits of $100,000 or over	38,053,456	23.9%	35,193,253	27.3%

Total deposits	$159,549,098	100.0%	$129,063,064	100.0%

Internal growth, resulting primarily from special promotions and increased advertising, generated the new deposits.

Core deposits, which exclude certificates of deposit of $100,000 or more and brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $117.0 million at June 30, 2004 compared to $91.4 million at June 30, 2003, and our brokered deposits at these dates were $4.0 million and $4.0 million, respectively. A stable base of deposits is expected to be our primary source of funding to meet both our short-term and long-term liquidity needs in the future. Core deposits as a percentage of total deposits were approximately 73.1% at June 30, 2004 and 70.9% at June 30, 2003. Our loan-to-deposit ratio was 95.4% at June 30, 2004 versus 94.7% at June 30, 2003. The average loan-to-deposit ratio was 95.3% during the first six months of 2004 and 92.6% during the same period of 2003.

In addition to deposits, we obtained funds from the Federal Home Loan Bank to help fund our loan growth. Average borrowings from the Federal Home Loan Bank were $15.5 million during the first six months of 2004 and totaled $16.5 million at June 30, 2004. The following table reflects the current borrowing terms as of June 30, 2004.

FHLB Description	Balance	Current Rate	Maturity Date
CIP/EDP	$4,000,000	3.69%	07/11/2005
CIP/EDP	2,500,000	1.88%	02/28/2005
Fixed Rate Credit	3,500,000	1.93%	08/17/2005
Fixed Rate Credit	1,500,000	2.25%	02/17/2006
Convertible	5,000,000	1.86%	09/29/2008

	$16,500,000

CAPITAL

Under the capital guidelines of the Office of the Comptroller of the Currency and the Federal Reserve, we are required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital, at both the bank and holding company levels. To be considered “well-capitalized,” we must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders’ equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, we must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The “well-capitalized” standard for the Tier 1 leverage ratio is 5%. At June 30, 2004, our total shareholders’ equity was $15.2 million ($14.7 million at the bank level). We were considered to be “well capitalized” at both the holding company and bank level for regulatory purposes at June 30, 2004, as our Tier 1 capital ratio was 9.9%(9.6% at the bank level), our total risk-based capital ratio was 12.8% (10.8% at the bank level), and our Tier 1 leverage ratio was 8.8% (8.2% at the bank level).

On May 27, 2004, BFNB Trust (the “Capital Trusts”), wholly-owned subsidiaries of the Company, issued and sold floating rate capital securities of the trust (the “Capital Securities”), which are reported on the consolidated balance sheet as trust preferred debt, generating proceeds of $5.0 million. The Capital Trusts loaned these proceeds to the Company to use for general corporate purposes. The trust preferred debt qualifies as Tier 1 capital under Federal Reserve Board guidelines.

Debt issuance costs, net of accumulated amortization, from trust preferred debt totaled $24,792 at June 30, 2004 and is included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $208 for the month ended June 30, 2004 and is reported in other noninterest expense on the consolidated statement of income.

The Capital Securities in the transaction accrue and pay distributions annually at a rate per annum equal to the three-month LIBOR plus 270 basis points, which was 3.878% at June 30, 2004. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of May 27, 2034.

The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The Capital Securities mature or are mandatorily redeemable upon maturity on May 27, 2034 and or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after May 27, 2009.

        The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Our primary sources of liquidity are core deposits, scheduled repayments on our loans, advances from the Federal Home Loan Bank and interest on, pay downs and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $9.5 million. We also have a line of credit with the Federal Home Loan Bank to borrow up to 75% of our 1 to 4 family loans, resulting in an availability of funds of $4.6 million at June 30, 2004. FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging and purchasing additional collateral and FHLB stock. At June 30, 2004, we had borrowed $16.5 million on this line. We believe that its liquidity and ability to manage assets will be sufficient to meet its cash requirements over the near term.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have any effect on the Company’s financial position or results of operations.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, it could have any impact on the Company’s financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

The election of five members of the board of directors as Class III directors for a three-year term was the only matter submitted to a vote of security holders during the three months ended June 30, 2004 at the company’s annual meeting of shareholders held on April 21, 2004: . The following paragraph describes and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes).

Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class III directors are James C. Yahnis, Samuel Robert Spann, Jr., B. Larkin Spivey, Jr., Leigh Ammons Meese and E. Thomas Fulmer. The current Class I directors are Raymond E. Cleary, III, Joe N. Jarrett, Jr., Richard E. Lester and Don J. Smith. The current Class II directors are Michael Bert Anderson, O. Bartlett Buie, Michael D. Harrington, Rick H. Seagroves and Walter E. Standish, III. The Class III directors were up for reelection at this year’s annual meeting held April 21, 2004. Each of the existing Class III directors were re-elected at the annual meeting. For Mr. Yahnis, 1,083,152 votes were cast in favor of his reelection as director, 300 votes were withheld. For Mr. Spann, 1,083,452 votes were cast in favor of his reelection as director. For Mr. Spivey, 1,083,452 votes were cast in favor of his reelection as director. For Ms. Meese, 1,083,452 votes were cast in favor of his reelection as director. For Mr. Fulmer, 1,083,452 votes were cast in favor of his reelection as director. The terms of the Class I directors will expire at the 2005 annual shareholders meeting, and the terms of the Class II directors will expire at the 2006 annual shareholders meeting.

There were no other matters voted on by the company’s shareholders at our annual meeting held on April 21, 2004.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

31.1    Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2    Rule 13a-14(a) Certification of the Chief Financial Officer.

32      Section 1350 Certifications.

(b)     Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended June 30, 2004.

        The Company filed a Form 8-K on April 1, 2004 to disclose a press release announcing the opening of a new office in the Litchfield-Pawleys Island area.

        The Company filed a Form 8-K on April 20, 2004 to announce the earnings for the first quarter ending March 31, 2004.

        The Company filed a Form 8-K on April 21, 2004 to disclose a press release announcing the declaration of a three-for-two a stock split.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: August 12, 2004	By: /s/ Walter E. Standish, III Walter E. Standish, III President/Chief Executive Officer

By: /s/ Richard N. Burch Richard N. Burch Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number           Description

31.1       Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2       Rule 13a-14(a) Certification of the Chief Financial Officer.

32          Section 1350 Certifications.