Form 10QSB
period 2004-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2004-11-09
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number:   000-22503

BEACH FIRST NATIONAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

South Carolina	57-1030117
(State of Incorporation)	(I.R.S. Employer Identification No.)

1550 Oak Street, Myrtle Beach, South Carolina 29577
(Address of principal executive offices)

(843) 626-2265
(Issuer's telephone number)

Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X    No

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

        On November 1, 2004, 2,013,008 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Balance Sheets

	September 30,		December 31,
	2004	2003	2003
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$3,678,206	$4,363,595	$4,886,682
Federal funds sold and short term investments	4,209,000	3,277,756	4,598,520
Investment securities available for sale	36,386,786	12,228,511	11,918,074
Loans, net	171,898,625	128,541,354	133,851,712
Federal Reserve Bank stock	309,000	309,000	309,000
Federal Home Loan Bank stock	925,000	575,000	575,000
Premises and equipment, net	4,512,169	4,373,662	4,477,943
Cash value life insurance	3,192,355	3,037,975	3,076,570
Investment in BFNB Trust	155,000	-	-
Other assets	1,618,244	1,662,069	1,399,535

Total assets	$226,884,385	$158,368,922	$165,093,036

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$29,164,845	$25,542,423	$23,454,124
Interest bearing deposits	158,997,990	105,662,578	114,645,442

Total deposits	188,162,835	131,205,001	138,099,566
Other borrowings	16,500,000	11,500,000	11,500,000
Junior subordinated debentures	5,155,000	-	-
Other liabilities	969,205	1,331,889	760,577

Total liabilities	210,787,040	144,036,890	150,360,143

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized;
shares issued and outstanding - 2,013,008 at September 30,
2004, 1,318,368 at September 30, 2003 and 1,323,768 at
December 31, 2003	2,013,008	1,318,368	1,323,768
Paid-in capital	11,332,816	11,787,899	11,837,299
Retained earnings	2,740,025	1,393,352	1,718,321
Accumulated other comprehensive income (loss)	11,496	(167,587)	(146,495)

Total shareholders' equity	16,097,345	14,332,032	14,732,893

Total liabilities and shareholders' equity	$226,884,385	$158,368,922	$165,093,036

        The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$7,335,800	$5,752,885	$2,739,856	$2,125,266
Investment securities	700,841	386,932	314,411	130,495
Fed funds sold and short term investments	75,265	36,940	46,350	11,762
Dividends on long-term investments	2,240	-	1,656	-

Total interest income	8,114,146	6,176,757	3,102,273	2,267,523

INTEREST EXPENSE
Deposits	1,917,648	1,732,938	774,286	568,939
Short-term borrowings	283,057	143,197	100,776	49,798
Long-term borrowings-junior subordinated debt	75,255	-	55,819	-

Total interest expense	2,275,960	1,876,135	930,881	618,737

Net interest income	5,838,186	4,300,622	2,171,392	1,648,786

PROVISION FOR POSSIBLE LOAN
LOSSES	838,000	566,000	330,000	275,000

Net interest income after provision
for possible loan losses	5,000,186	3,734,622	1,841,392	1,373,786

NONINTEREST INCOME
Service fees on deposit accounts	392,118	364,145	128,181	117,247
Gain (loss) on sale of investment securities	37,395	134,703	37,400	(108)
Income from cash value life insurance	121,158	121,158	40,386	40,386
Other income	218,966	148,199	89,118	29,269

Total noninterest income	769,637	768,205	295,085	186,794

NONINTEREST EXPENSES
Salaries and wages	1,840,553	1,514,336	671,425	530,882
Employee benefits	360,631	290,330	123,162	92,758
Supplies and printing	63,738	77,505	27,165	20,236
Advertising and public relations	188,719	118,141	72,655	40,826
Professional fees	148,133	92,355	55,200	31,220
Depreciation and amortization	328,041	317,272	110,918	106,055
Occupancy	348,179	264,074	137,571	91,793
Data processing fees	261,595	226,572	93,501	81,437
Other operating expenses	596,892	523,801	232,093	143,064

Total noninterest expenses	4,136,481	3,424,386	1,523,690	1,138,271

Income before income taxes	1,633,342	1,078,441	612,787	422,309

INCOME TAX EXPENSE	611,333	394,479	229,010	151,830

Net income	$1,022,009	$683,962	$383,777	$270,479

BASIC NET INCOME PER COMMON SHARE	$.51	$.35	$.19	$.14

DILUTED NET INCOME PER COMMON SHARE	$.49	$.34	$.18	$.13

        The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2002	1,318,368	$1,318,368	$11,787,899	$709,390	$112,711	$13,928,368
Net income	-	-	-	683,962	-	683,962
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(195,435)	(195,435)
Less reclassification adjustments for losses
included in net income	-	-	-	-	(84,863)	(84,863)

Comprehensive income	-	-	-	-	-	403,664

BALANCE, SEPTEMBER 30, 2003	1,318,368	$1,318,368	$11,787,899	$1,393,352	$(167,587)	$14,332,032

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2003	1,323,768	$1,323,768	$11,837,299	$1,718,321	$(146,495)	$14,732,893
Net income	-	-	-	1,022,009	-	1,022,009
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	181,550	181,550
Less reclassification adjustments for gains
included in net income	-	-	-	-	(23,559)	(23,559)
Comprehensive income						1,180,000

Exercise of stock options	18,250	18,250	166,507			184,757
Stock dividend	670,990	670,990	(670,990)	(305)	.	(305)

BALANCE, SEPTEMBER 30, 2004	2,013,008	$2,013,008	$11,332,816	$2,740,025	$11,496	$16,097,345

        The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiary
Myrtle Beach, South Carolina
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$1,022,009	$683,962
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred income taxes	-	377,934
Provisions for loan losses	838,000	566,000
Accretion of deferred loan fees	(321,359)	(262,426)
Depreciation and amortization	357,243	317,272
Gain (Loss) on sale of investment securities	37,395	134,960
Discount accretion and premium amortization	152,913	-
Increase (decrease) in other assets	(354,143)	(697,096)
Increase (decrease) in other liabilities	208,628	277,329

Net cash provided (used) by operating activities	1,940,686	(1,397,935)

INVESTING ACTIVITIES
Purchase of investment securities	(29,755,825)	(14,128,927)
Proceeds from sale or call of investment securities	5,254,499	9,037,440
Purchase of FHLB Stock	(350,000)	(144,300)
Purchase of Federal Reserve Bank Stock	-	(375,000)
Purchase of BFNB Trust Stock	(155,000)	-
Decrease (increase) in Federal funds sold & short term investments	389,520	2,151,458
Increase in loans, net	(38,563,554)	(37,082,780)
Purchase of life insurance contracts	(115,785)	(115,785)
Purchase of premises and equipment	(256,036)	(113,164)

Net cash used in investing activities	(63,552,181)	(40,771,058)

FINANCING ACTIVITIES
Increase in Federal funds purchased & borrowings	5,000,000	7,500,000
Investment in BFNB Trust	5,155,000	-
Exercise of stock options	184,750	-
Net increase in deposits	50,063,269	31,779,104

Net cash provided by financing activities	60,403,019	39,279,104

Net decrease in cash and cash equivalents	(1,208,476)	(94,019)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	$4,886,682	$4,457,614

CASH AND CASH EQUIVALENTS, END OF
PERIOD	$3,678,206	$4,363,595

CASH PAID FOR
Income taxes	$611,333	$394,478

Interest	$2,275,960	$1,886,841

        The accompanying notes are an integral part of these consol idated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

For the Nine Months Ended
September 30, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,022,009	2,013,008	$0.51
Effect of Diluted Securities:
Stock options	-	70,136

Diluted EPS	$1,022,009	2,083,144	$0.49

For the Nine Months Ended
September 30, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$683,962	1,977,552	$0.35
Effect of Diluted Securities:
Stock options	-	31,304

Diluted EPS	$683,962	2,008,856	$0.34

For the Three Months Ended
September 30, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$383,777	2,013,008	$0.19
Effect of Diluted Securities:
Stock options	-	81,222

Diluted EPS	$383,777	2,094,230	$0.18

For the Three Months Ended
September 30, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$270,479	1,977,552	$0.14
Effect of Diluted Securities:
Stock options	-	31,304

Diluted EPS	$270,479	2,008,856	$0.13

4.    Stock-Based Compensation – Our stock-based employee compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to the option plans.

	Nine Months Ended September 30,
	2004	2003
Net Income, as reported	$1,022,009	$683,962
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	77,860	12,063
Pro forma net income	$944,149	$671,899

Earnings per share:
Basic - as reported	$0.51	$0.35

Basic - pro forma	$0.47	$0.34

Diluted - as reported	$0.49	$0.34

Diluted - pro forma	$0.45	$0.33

	Three Months Ended September 30,
	2004	2003
Net Income, as reported	$383,777	$270,479
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	28,733	4,021
Pro forma net income	$355,044	$266,458

Earnings per share:
Basic - as reported	$0.19	$0.14

Basic - pro forma	$0.18	$0.13

Diluted - as reported	$0.18	$0.13

Diluted - pro forma	$0.17	$0.13

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

Overview

        The following discussion describes our results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as well as results for the nine months ended September 30, 2004 and 2003, and also analyzes our financial condition as of September 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

        In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

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

Results of Operations
EARNINGS REVIEW

Our net income was $1,022,009, or $.51 per common share, for the nine months ended September 30, 2004 as compared to a net income of $683,962, or $.35 per common share, for the nine months ended September 30, 2003. Our net income was $383,777, or $.19 per common share, for the three months ended September 30, 2004 as compared to net income of $270,479, or $.14 per common share, for the same period of 2003. The improvement in net income reflects the bank’s continued growth, as average earning assets increased to $181.7 million during the first nine months of 2004 from $142.7 million during the same period of 2003. We had a gain on the sale of securities of $37,395 during the first nine months of 2004, compared to $134,703 during the first nine months of 2003. The return on average assets for the nine month period ended September 30 was .70% in 2004 compared to .59% in 2003. The return on average equity was 8.74% in 2004 versus 6.44% in 2003.

Net Interest Income

During the first nine months of 2004, net interest income increased to $5,838,186, from $4,300,622 in the same period of 2003. Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. The growth in net interest income resulted from an increase of $1,937,389 in interest income, offset by an increase in interest expense of $399,825. For the three months ended September 30, 2004, net interest income increased to $2,171,392 from $1,648,786 during the comparable period of 2003. The net interest spread was 4.02% in the nine months of 2004 compared to 3.59% during the same period of 2003. The net interest margin was 4.34% for the nine month period ended September 30, 2004 compared to 4.03% for the same period of 2003.

Provision for Loan Losses

The provision for loan losses was $838,000 for the first nine months of 2004 and $566,000 for the same period of 2003. For the three month period ending September 30, 2004 and 2003, the provision was $330,000 and $275,000, respectively. The increase in the provision for the nine month period ending September 30, 2004 was the result of increased charge offs during this period combined with 34% loan growth compared to 2003. The increase for the three month period was due to increased charge offs and increased loan growth, in addition to our management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Our management anticipates our loan portfolio will continue to grow in 2004 and that we will continue to increase the amount of the provision for loan losses as the portfolio grows. See also “Allowance for Possible Loan Losses” below.

Noninterest Income

Total noninterest income was virtually unchanged during the first nine months of 2004 compared to the same period of 2003, increasing to $769,637 from $768,205. However, all categories of noninterest income except gain on the sale of investment securities increased during the first nine months of 2004. Service fees on deposit accounts, the largest component of noninterest income, increased from $364,145 for the first nine months of 2003 to $392,118 during the same period of 2004. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of our customers. Other income increased to $218,966 for the first nine months of 2004 compared to $148,199 for the same period of 2003. The reason the total noninterest income increased so slightly during the nine-month period is that our net gain on the sale of investment securities declined from $134,703 for the nine month period ended September 30, 2003 to $37,395 for the nine-month period ended September 30, 2004. The reason for this decrease was due to the mix of our securities portfolio and the reduced market value. For the three months ended September 30, 2004, noninterest income was $295,085 as compared to $186,794 for the same period in 2003. For the three months ended September 30, 2004, other income was $89,118 compared to $29,269 in 2003. Other income increased primarily due to the bank’s mortgage activities and fees related to mortgage loans.

Noninterest Expense

Noninterest expenses totaled $4,136,481 for the nine months ended September 30, 2004, an increase of $712,095 over the $3,424,386 reported for the nine months ended September 30, 2003, and totaled $1,523,690 for the three months ended September 30, 2004 compared to $1,138,271 in the same period of 2003. As an annualized percentage of average total assets, our total noninterest expenses decreased from 2.97% in 2003 to 2.84% in 2004. While our total assets have grown at a 37% rate over year-end 2003, we have been able to manage our expenses while accommodating our growth. Salary, wages and employee benefits increased by $396,518 during the nine months ended September 30, 2004 and $170,947 during the three months ended September 30, 2004 compared to the same periods in 2003. These increases are the results of personnel additions made to our productive capacity, normal compensation adjustments, higher costs associated with group insurance coverage, and certain incentive awards.

Advertising and public relations expense increased to $188,719 for the nine months ended September 30, 2004 compared to $118,141 for the same period in 2003 and totaled $72,655 for the three months ended September 30, 2004 compared to $40,826 in the same period in 2003. This increase is due primarily to the promotion of our new Litchfield office that opened in July of 2004, as well as special promotions in all markets. Professional fees increased $55,778 for the nine months ended September 30, 2004 compared to the same period in 2003, and $23,980 for the three months ended September 30, 2004 compared to the same period in 2003. This increase is due to the escalating cost of accounting, auditing and legal services in addition to increased regulatory fees.

Occupancy expense increased by $84,105 during the nine months ended September 30, 2004 compared to 2003 and $45,778 for the three months ended September 30, 2004 compared to the same period in 2003. This increase is the result of the opening of the Litchfield office in July 2004 and increases on lease payments for most locations. Overall, we are satisfied with the control of our noninterest expenses, though we can give no assurances that they will not increase in future periods.

BALANCE SHEET REVIEW

Loans

At September 30, 2004, net loans (gross loans less unearned fees and the allowance for loan losses) totaled $171.9 million, an increase of $43.4 million from September 30, 2003. Average total loans increased from $126.4 million with a yield of 6.08% in the first nine months of 2003 to $151.7 million with a yield of 6.55% in 2004. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

Because loans typically provide higher yields than other types of earning assets, one of our goals is for loans to represent the largest category of earning assets. At September 30, 2004, total loans were 80.6% of earning assets compared to 88.8% at September 30, 2003. The decline is due primarily to a money market special during this quarter that grew deposits at a greater pace than we were able to deploy them into loans. Normally, we should maintain this ratio between 85% and 90%.

        The following table shows the composition of the loan portfolio by category at September 30, 2004 and 2003.

Composition of Loan Portfolio

	September 30, 2004		September 30, 2003
		Percent		Percent
	Amount	of Total	Amount	of Total

Commercial	$31,005,232	17.8%	$29,785,289	22.8%
Real estate - construction	12,020,227	6.9%	10,769,632	8.3%
Real estate - mortgage	124,180,860	71.2%	81,671,475	62.6%
Consumer	7,103,038	4.1%	8,182,744	6.3%

Loans, gross	174,309,357	100.0%	130,409,140	100.0%

Unearned income	(321,360)		(268,019)
Allowance for possible loan losses	(2,089,372)		(1,599,767)

Loans, net	$171,898,625		$128,541,354

The principal component of our loan portfolio at September 30, 2004 and 2003 was mortgage loans, which represented 71.2% and 62.6% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. Due to the relatively short time our portfolio has existed, the current mix may not be indicative of the ongoing portfolio mix. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

At September 30, 2004, the bank had issued commitments to extend credit of $9.3 million through various types of lending arrangements. The commitments expire over the next 36 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrower.

In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $4.1 million at September 30, 2004. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of income. We evaluate the allowance for loan losses on an overall portfolio basis, as well as allocating the allowance to loan categories. We consider a number of factors in determining the level of this allowance, including our total amount of outstanding loans, our amount of past due loans, our historic loan loss experience, general economic conditions, and our assessment of potential losses, classified and criticized loans, concentrations of credit and internal credit risk ratings. Due to the rapid growth of our bank over the past several years and our relatively short operating history, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition. Our evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant change. In addition, regulatory agencies periodically review our allowance for loan losses as part of their examination process, and they may require us to record additions to the allowance based on their judgment about information available to them at the time of their examinations. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the nine months ended September 30, 2004 and 2003.

Allowance for Loan Losses

	Nine months ending September 30,
	2004	2003

Average total loans outstanding	$151,660,446	$126,406,767
Total loans outstanding at period end	173,987,997	130,141,121
Total nonperforming loans	804,595	489,468
Beginning balance of allowance	$1,760,481	$1,275,778
Loans charged off	(509,814)	(242,168)
Total recoveries	705	157

Net loans charged off	(509,109)	(242,011)
Provision for loan losses	838,000	566,000

Balance at period end	$2,089,372	$1,599,767

Net charge-offs to average total loans	.34%	.19%
Allowance as a percent of total loans	1.20%	1.23%
Nonperforming loans as a
percentage of total loans	.46%	.38%
Nonperforming loans as a
percentage of allowance	38.51%	30.60%

Nonperforming loans are defined as loans currently not accruing interest or past due greater than 90 days and still accruing interest. At September 30, 2004, we had 12 loans totaling $804,595 listed as nonperforming. Of the 12 loans, eight are secured by real estate and total $701,731. The remaining balance is made up of two consumer loans and one home equity line of credit.

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

Allocation of the Allowance for Loan Losses

	As of September 30, 2004

Residential real estate	$62,926	3.01
Commercial construction	86,994	4.16
Commercial real estate	477,153	22.84
Commercial	302,483	14.48
Consumer	84,150	4.03
Other	282	0.01
Unallocated	328,550	15.73
Special Allocated	$746,834	35.74

Total allowance for
Loan losses	$2,089,372	100.0%

Investment Securities

Total securities averaged $22.6 million in the first nine months of 2004 and totaled $37.6 million at September 30, 2004. During the same period of 2003, total securities averaged $12.8 million and totaled $13.1 million at September 30, 2003. At September 30, 2004, our total investment securities portfolio had a book value of $37,584,311 and a market value of $37,601,729 for an unrealized net gain of $17,418. We primarily invest in U.S. Government Agencies and U.S. Government Mortgage- backed securities. Our investment securities portfolio increased during the first nine months of 2004 because deposits were growing at a faster pace than we could deploy them into loans due to a money market special during this quarter.

At September 30, 2004, short-term investments totaled $4,209,000 compared to $3,277,756 as of September 30, 2003. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Deposits and Other Interest-Bearing Liabilities

        Average total deposits were $158.3 million and average interest-bearing deposits were $132.7 million in the first nine months of 2004. Average total deposits were $131.2 million and average interest-bearing deposits were $107.2 million in the same period of 2003.

        The following table sets forth our deposits by category as of September 30, 2004 and September 30, 2003.

Deposits

	September 30, 2004		September 30, 2003
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$29,164,845	15.5%	$25,542,423	19.5%
Interest bearing checking accounts	6,963,155	3.7%	5,493,067	4.2%
Money market accounts	58,334,669	31.0%	22,649,197	17.3%
Savings accounts	3,473,696	1.8%	3,157,363	2.4%
Time deposits less than $100,000	50,598,339	26.9%	42,846,902	32.6%
Time deposits of $100,000 or over	39,628,132	21.1%	31,516,049	24.0%

Total deposits	$188,162,835	100.0%	$131,205,001	100.0%

Most of the growth in our deposits was in money market accounts, which increased nearly 160% from the amount at September 30, 2003. This growth was primarily a result of special promotions and increased advertising.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $148.5 million at September 30, 2004 compared to $99.7 million at September 30, 2003. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 78.9% at September 30, 2004 and 76.0% at September 30, 2003. Our loan-to-deposit ratio was 90.6% at September 30, 2004 versus 95.3% at September 30, 2003. The average loan-to-deposit ratio was 88.6% during the first nine months of 2004 and 96.3% during the same period of 2003.

In addition to deposits, we obtained funds from the Federal Home Loan Bank to help fund our loan growth. Average borrowings from the Federal Home Loan Bank were $16.0 million during the first nine months of 2004 and totaled $16.5 million at September 30, 2004. The following table reflects the current borrowing terms as of September 30, 2004.

FHLB Description	Balance	Current Rate	Maturity Date
CIP/EDP	$4,000,000	3.69%	07/11/05
CIP/EDP	2,500,000	1.88%	02/28/05
Fixed Rate Credit	3,500,000	1.93%	08/17/05
Fixed Rate Credit	1,500,000	2.25%	02/17/06
Convertible	5,000,000	1.86%	09/29/08

	$16,500,000

CAPITAL

Under the capital guidelines of the Office of the Comptroller of the Currency and the Federal Reserve, we are required to maintain a minimum total risk-based capital ratio of 8%, with at least 4% being Tier 1 capital, at both the bank and holding company levels. To be considered “well-capitalized,” we must meet regulatory standards of 10% for total risk-based capital and 6% for Tier 1 capital. Tier 1 capital consists of common shareholders’ equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, less goodwill. In addition, we must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total average assets) of at least 4%. The “well-capitalized” standard for the Tier 1 leverage ratio is 5%. At September 30, 2004, our total shareholders’ equity was $16.1 million ($16.1 million at the bank level). We were considered to be “well capitalized” at both the holding company and bank level for regulatory purposes at September 30, 2004, as our Tier 1 capital ratio was 11.2% (9.0% at the bank level), our total risk-based capital ratio was 12.9% (10.2% at the bank level), and our Tier 1 leverage ratio was 10.3% (7.4% at the bank level).

On May 27, 2004, we raised $5.0 million through the issuance and sale of floating rate capital securities of our wholly-owned subsidiary, BFNB Trust. These capital securities are reported on our consolidated balance sheet as junior subordinated debentures. BFNB Trust loaned these proceeds to our holding company to use for general corporate purposes. The trust preferred debt qualifies as Tier 1 capital under Federal Reserve Board guidelines.

Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $43,603 at September 30, 2004 and is included in other assets on our consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $1,402 for the nine month period ended September 30, 2004 and is reported in other noninterest expense on the consolidated statement of income.

The capital securities accrue and pay distributions annually at a rate per annum equal to the three-month LIBOR plus 270 basis points, which was 4.350% at September 30, 2004. The distribution rate payable on the capital securities is cumulative and payable quarterly in arrears. We have the right, subject to events of default, to defer payments of interest on the capital securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of May 27, 2034.

We have no current intention to exercise our right to defer payments of interest on the capital securities.

The capital securities mature or are mandatorily redeemable upon maturity on May 27, 2034 and or upon earlier optional redemption as provided in the indenture. We have the right to redeem the capital securities, in whole or in part, on or after May 27, 2009. We may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Our primary sources of liquidity are core deposits, scheduled repayments on our loans, advances from the Federal Home Loan Bank, and interest on, pay downs and maturities of our investments. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $9.5 million. We also have a line of credit with the Federal Home Loan Bank to borrow up to 75% of our 1 to 4 family loans, resulting in an availability of funds of $4.6 million at September 30, 2004. FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging and purchasing additional collateral and FHLB stock. At September 30, 2004, we had borrowed $16.5 million on this line. We believe that our liquidity and ability to manage assets will be sufficient to meet our cash requirements over the near term.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the company:

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. The pronouncement was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on our financial condition or operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in come circumstances. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our financial condition or operating results.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and warranties that it has issued. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee. The initial recognition requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have any impact on our financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have any effect on our financial position or results of operations.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on our financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

        There are no material legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable.

Item 3.   Defaults Upon Senior Securities.

        Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5.   Other Information.

        Not applicable.

Item 6.   Exhibits.

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: November 9, 2004	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

Date: November 9, 2004	By: /s/ Richard N. Burch Richard N. Burch Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number           Description

31.1                  Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2                  Rule 13a-14(a) Certification of the Chief Financial Officer.

32                      Section 1350 Certifications.