Form 10KSB
period 2004-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2005-03-21
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.      Yes    X      No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer’s revenue for the year ended December 31, 2004 was $12,634,296.

        The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 4, 2005 was approximately $39,968,134. This calculation was based on the closing price of such common equity on March 4, 2005 of $19.85.

        The number of shares outstanding of the issuer’s common stock was 2,013,508 at March 4, 2005.

        Transitional Small Business Disclosure Format.  (Check one):   Yes             No    X

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and 7. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12 and 14.

Part I
Item 1. Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

General Overview

        We conduct a general commercial and retail banking business, emphasizing the needs of individual and small- to medium-sized businesses. We operate our banking business through our bank, Beach First National Bank. Our main office is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. In June 2001, we opened our first branch office, which is located at the northwest corner of the intersection of S.C. Highway 544 and U.S. Highway 17 in Surfside Beach, South Carolina. In November 2002 we opened our second branch office located in the Gator Hole Shopping Center in North Myrtle Beach, South Carolina, in February 2003 we opened our third office on Hilton Head Island, South Carolina, in July 2004 we opened our fourth office in the Willbrook Shopping Center in the Litchfield/Pawleys Island area, South Carolina, and in January 2005 we opened our sixth office on the south end of Hilton Head Island in the Village at Wexford Shopping Center. We primarily serve the Grand Strand area of Myrtle Beach, South Carolina and Hilton Head Island, South Carolina. We have plans to expand our operations to serve other coastal areas of South Carolina. We maintain an internet web site at http://www.beachfirst.com.

Risk Factors

Our recent operating results may not be indicative of our future operating results.

        We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

o	the duration of the credit;
o	credit risks of a particular customer;
o	changes in economic and industry conditions; and
o	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

o	an ongoing review of the quality, mix, and size of our overall loan portfolio;

o	our historical loan loss experience;
o	evaluation of economic conditions;
o	regular reviews of loan delinquencies and loan portfolio quality; and
o	the amount and quality of collateral, including guarantees, securing the loans.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

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

An economic downturn, especially one affecting the Horry and Beaufort County areas, could reduce our customerbase, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Horry and Beaufort Counties and to a lesser extent Georgetown County. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 89.8% of our interest income for the year ended December 31, 2004. If an economic downturn occurs in the economy as a whole, or especially in the Horry and Beaufort County areas, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

Changes in prevailing interest rates may reduce our profitability.

        Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer. After operating in a historically low interest rate environment, the Federal Reserve began raising short-term interest rates in the second quarter of 2004. We anticipate that we will benefit from a rising interest rate environment. However, no assurance can be given that the Federal Reserve will actually continue to raise interest rates or that the results we anticipate will actually occur.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growthand adversely affect our prospects.

        Walter E. Standish, III, our president and chief executive officer, has extensive and long-standing ties within our primary market area and he has contributed significantly to our growth. If we lose the services of Mr.

Standish, he would be difficult to replace and our business and development could be materially and adversely affected.

        Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

We are subject to extensive regulation that could limit or restrict our activities.

        We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

        The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

        The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may notbe available when it is needed.

        We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

We face strong competition for clients, which could prevent us from obtaining clients and may cause us to payhigher interest rates to attract clients.

        The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our client base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions. These institutions offer some services, such as extensive and established branch networks, that we do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

We will face risks with respect to future expansion and acquisitions or mergers.

        We may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

o	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

o	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

o	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

o	the risk of loss of key employees and customers.

Marketing Focus

        Most of the banks in the Grand Strand and on Hilton Head Island are now local branches of regional, super-regional, and large national banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Southeast, we believe that there has been a void in the community banking market in the Myrtle Beach and Hilton Head Island areas which we can successfully fill by adding additional branches. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on individuals and small-to medium-sized businesses.

Operating and Growth Strategy

        We primarily serve the Grand Strand area of Myrtle Beach, South Carolina and Hilton Head Island, South Carolina, although we also have a branch in the Litchfield/Pawleys Island area. We have plans to expand our operations to serve other coastal areas of South Carolina. Our goals are to be the leading community bank along the coast of South Carolina. We intend to achieve these goals by locating new branches in growing communities in our market areas, increasing asset size through internal growth, providing personalized service with a community focus, hiring and retaining high caliber and motivated employees, maintaining high asset quality, and offering our customers a variety of competitive products and services. These goals are intended to build long-term shareholder value.

Deposit Products

        We offer a full range of deposit products that are typically available in most banks and savings and loan associations, including checking accounts, interest bearing checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. We also offer internet banking and cash management services for the commercial customer. The transaction accounts and time certificates are offered at rates competitive to those offered by other financial institutions in our market areas. In addition, we offer retirement account services, such as Individual Retirement Accounts (IRAs). All deposit accounts are insured by the FDIC up to the maximum amount allowed by law.

Lending Activities

    General.        We emphasize a range of lending services, including real estate, commercial and consumer loans, to individuals and small-to medium-sized businesses that are located, or conduct a substantial portion of their business, along the Grand Strand and on Hilton Head Island.

        The characteristics of our loan portfolio and our underwriting procedures, collateral types, risks, approval process and lending limits are discussed below. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision and Allowance for Loan Losses” in the Company’s Annual Report to Shareholders, incorporated herein by reference.

        Real Estate Loans. The primary component of our loan portfolio is real estate mortgage loans, which make up approximately 70% of our loan portfolio. These loans are secured generally by first or second mortgages on residential or commercial property. The major category of this component is commercial real estate loans primarily secured by owner-occupied real estate. The borrowers are predominantly service and professional businesses, such as PA’s, medical and service providers for consumer and commercial customers along the Grand Strand.

        Commercial Loans. Approximately 17% of our loan portfolio consists of commercial loans. Commercial loans consist of secured and unsecured loans, lines of credit, and working capital loans. We make these loans to various types of businesses. Included in this category are loans to purchase equipment, finance accounts receivable or inventory, and loans made for working capital purposes.

        Consumer Loans. Consumer loans make up approximately 4% of our loan portfolio. These are loans made to individuals for personal and household purposes, such as secured and unsecured installment and term loans and revolving lines of credit such as overdraft protection. Automobiles and small recreational vehicles are pledged as security for their purchase.

        Construction and Development Loans. The remaining 9% of our loan portfolio, or approximately $17.0 million, is composed of consumer and commercial real estate construction and commercial development loans. These loans are secured by the real estate for which construction is planned and, in many cases, by supplementary collateral.

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

        Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered by an officer with a higher lending limit or the management loan committee. Any loan in excess of this lending limit is approved by the directors’ loan committee. Loans to any of our directors or executive officers are reviewed by the directors’ loan committee. Terms for these loans are not more favorable than would be available to a person not affiliated with us. We take steps to protect against losses due to hurricanes and weather phenomena by requiring customers to carry appropriate insurance.

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

Competition

        The Myrtle Beach and Hilton Head Island markets are highly competitive markets which all of the largest banks in the state, as well as super regional banks, are represented. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offers services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Employees

        At December 31, 2004, we employed a total of 58 full-time and 5 part-time employees. The company believes that the relations with its employees are good.

SUPERVISION AND REGULATION

        Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institutions Reform Recovery and Enforcement Act in 1989 and followed by the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

        The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2002

        In October 2002, the USA PATRIOT Act of 2002 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington D.C. that occurred on September 11, 2001. The PATRIOT Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the PATRIOT Act on financial institutions is significant and wide ranging. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties who may be involved in terrorism or money laundering.

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which became effective October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	allowing check truncation without making it mandatory;
o	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
o	legalizing substitutions for and replacements of paper checks without agreement from consumers;
o	retaining in place the previously mandated electronic collection and return of checks between financial ;institutions only when individual agreements are in place;
o	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
o	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

        This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Beach First National Bancshares, Inc.

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

        The Bank Holding Company Act. Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and are required to file periodic reports of our operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company levels are limited to:

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

        In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o	making or servicing loans and certain types of leases;
o	engaging in certain insurance and discount brokerage activities;
o	performing certain data processing services; o acting in certain circumstances as a fiduciary or investment or financial adviser;
o	owning savings associations; and
o	making investments in certain corporations or projects designed primarily to promote community welfare.

        The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “- Beach First National Bank — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends will be subject to regulatory restrictions as described below in “- Beach First National Bank – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities. We have not elected to become a financial holding company.

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

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We are not required to obtain the approval of the Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Beach First National Bank

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency. Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $100,000 per depositor subject to the aggregation rule.

        The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of the bank’s operations, including

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

        The Office of the Comptroller of the Currency requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Office of the Comptroller of the Currency also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

        Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o	internal controls;
o	information systems and audit systems;
o	loan documentation;
o	credit underwriting;
o	interest rate risk exposure; and
o	asset quality.

        National banks and their holding companies which have been chartered or registered or have undergone a change in control within the past two years or which have been deemed by the Office of the Comptroller of the Currency or the Federal Reserve Board to be troubled institutions must give the Office of the Comptroller of the Currency or the Federal Reserve Board 30 days prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Office of the Comptroller of the Currency or the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

        Deposit Insurance — The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. Our FDIC assessment rate is currently 1A or .000036 per million of insured deposits, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

        The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

        Transactions with Affiliates and Insiders — The bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

        The bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

        The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

o	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate; o covered transactions and other specified transactions between a bank or its subsidiaries and an
o	affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
o	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

        Dividends — A national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Office of the Comptroller of the Currency is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

        Branching — National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

        Community Reinvestment Act — The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        The Gramm-Leach-Bliley Act — Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

        Other Regulations — Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to
o	enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Capital Regulations — The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either Beach First National Bancshares or Beach First National Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

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

        The federal bank regulatory authorities also have implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

        The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

        Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

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

        Enforcement Powers — The Financial Institutions Reform Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        Effect of Governmental Monetary Policies — Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

Item 2. Description of Property

        The principal place of business of both the company and the main office of the bank is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. The bank’s main office is located on 0.8-acre plot of land, which was purchased for $218,000. We constructed a permanent banking facility of 5,000 square feet on the site at a cost of approximately $1,000,000, which was paid out of the proceeds of our initial public offering. Furniture, fixtures, and equipment for the main office cost approximately $534,000. There is one automated teller machine located at the bank’s main office.

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

        We have a second branch office located in the Gator Hole Shopping Center at 710 Highway 17 North, North Myrtle Beach, South Carolina. We have a 20 year lease for the property, which we may renew for four successive separate periods of five years. The branch opened in November 2002 and was constructed at a cost of approximately $500,000. Furniture, fixtures, and equipment for the branch office cost approximately $250,000.

        Our third branch office located in the Pineland Shopping Center at 430 William Hilton Parkway Hilton Head Island, South Carolina was opened in February 2003. We have a ten year lease with renewal options for two five year periods. We incurred leasehold improvements totaling $150,000.

        Our fourth branch office, which is located in the Willbrook Shopping Center at 115 Willbrook Blvd., Suite A Pawley’s Island, South Carolina, opened in July 2004. We have a five year lease with renewal options for five additional five year periods. We incurred leasehold improvements totaling approximately $15,000.

        Our fifth branch office is located in the Village at Wexford Shopping Center at 1000 William Hilton Parkway, Hilton Head Island, South Carolina. We have a fifteen year lease with renewal options for two five year periods. We incurred leasehold improvements totaling approximately $150,000.

Item 3.   Legal Proceedings.

        There are no material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.

        Our common stock has been quoted on the OTC Bulletin Board under the symbol “BFNB” since the third quarter of 2001. As of March 4, 2005, we had approximately 1,641 shareholders of record.

        The following table sets forth the high and low bid stock prices published by OTC Bulletin Board for each quarter during the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The company has paid or declared any cash or stock dividends.

	High Bid	Low Bid
Year End 2004:
First Quarter	14.33	13.00
Second Quarter	18.00	13.83
Third Quarter	19.00	16.80
Fourth Quarter	22.75	16.75
Year End 2003:
First Quarter	13.50	13.40
Second Quarter	15.10	15.00
Third Quarter	17.00	17.00
Fourth Quarter	20.00	19.27

        To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future. Our ability to pay cash dividends is dependent upon receiving cash dividends from our bank. However, South Carolina and federal banking regulations restrict the amount of cash dividends that can be paid to the company from the bank. See “Dividends” in the section entitled “Supervision and Regulation”. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors.

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        In response to this Item, the information contained on pages 8 through 23 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 7.   Financial Statements

        In response to this Item, the information contained on pages 25 through 42 of the company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 8B.   Other Information

        None.

Part III
Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        In response to this Item, the information contained on pages 13 through of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to our board of directors, principal executive officer, principal financial officer, senior financial officers, and other executive officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact our chief financial officer, Richard N. Burch, at our main office to obtain a copy.

Item 10.   Executive Compensation

        In response to this Item, the information contained on pages 6 through 8 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        In response to this Item, the information contained on pages 6 through 9 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions

        In response to this Item, the information contained on page 15 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2005 is incorporated herein by reference.

Item 13.   Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.1.	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.2.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

10.1	Employment Agreement of Walter E. Standish, III with the Company dated March 4, 2000 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2003).*

10.2	Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.3	Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.4	Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.5	Employment Agreement of Walter E. Standish, III with the Company dated February 24, 2004 (incorporated to Exhibit 10.5 to the Company’s Form 10-KSB filed with the SEC on March 19, 2004).*

10.6	Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended December 31, 1996).*

13	Annual Report to Shareholders for the year ended December 31, 2004.

21.1	Subsidiaries of the Company

23	Consent of Certified Public Accountants

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	3Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract of compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.   Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference from our proxy statement for the 2005 annual meeting of shareholders under the heading “Audit Fees” on page .

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: March 19, 2005	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

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

Signature	Title	Date

/s/ Michael Bert Anderson Michael Bert Anderson	Director	March 19, 2005

/s/ Orvis Bartlett Buie Orvis Bartlett Buie	Director	March 19, 2005

/s/ Raymond E. Cleary, III Raymond E. Cleary, III	Chairman and Director	March 19, 2005

/s/ E.Thomas Fulmer E.Thomas Fulmer	Director	March 19, 2005

/s/ Michael D. Harrington Michael D. Harrington	Director	March 19, 2005

/s/ Joe N. Jarrett, Jr. Joe N. Jarrett, Jr.	Director	March 19, 2005

/s/ Richard E. Lester Richard E. Lester	Director	March 19, 2005
/s/ Leigh Ammons Meese Leigh Ammons Meese	Director	March 19, 2005

/s/ Rick H. Seagroves Rick H. Seagroves	Director	March 19, 2005

/s/ Don J. Smith Don J. Smith	Director	March 19, 2005

/s/ Samuel Robert Spann Samuel Robert Spann	Director	March 19, 2005

/s/ B. Larkin Spivey, Jr. B. Larkin Spivey, Jr.	Director	March 19, 2005

/s/ Walter E. Standish, III Walter E. Standish, III	President, CEO and Director	March 19, 2005

/s/ James C. Yahnis James C. Yahnis	Director	March 19, 2005

/s/ Richard N. Burch Richard N. Burch	Chief Financial Officer and Principal Accounting Officer	March 19, 2005

Exhibit List:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.1.	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.2.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

10.1	Employment Agreement of Walter E. Standish, III with the Company dated March 4, 2000 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2003).*

10.2	Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.3	Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.4	Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.5	Employment Agreement of Walter E. Standish, III with the Company dated February 24, 2004 (incorporated to Exhibit 10.5 to the Company’s Form 10-KSB filed with the SEC on March 19, 2004).*

10.6	Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended December 31, 1996).*

13	Annual Report to Shareholders for the year ended December 31, 2004.

21.1	Subsidiaries of the Company

23	Consent of Certified Public Accountants

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	3Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.