Form 10QSB
period 2005-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2005-05-09
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: March 31, 2005

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

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X    No

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 30, 2005, 2,018,408 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):               Yes                 No      X

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Condensed Balance Sheets

	March 31,		December 31,
	2005	2004	2004
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$4,537,722	$3,246,513	$4,824,176
Federal funds sold and short-term investments	16,707,372	12,163,000	463,069
Investment securities available for sale	34,748,012	17,113,065	36,202,370
Loans, net	218,587,069	142,330,206	189,059,926
Federal Reserve Bank stock	309,000	309,000	309,000
Federal Home Loan Bank stock	1,336,400	825,000	1,070,200
Premises and equipment, net	5,267,876	4,429,928	4,681,812
Cash value of life insurance	3,209,759	3,115,165	3,230,950
Other assets	2,871,932	1,410,522	2,249,842

Total assets	$287,575,142	$184,942,399	$242,091,345

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$28,111,244	$23,050,443	$32,540,139
Interest bearing deposits	212,551,306	129,121,788	170,628,819

Total deposits	240,662,550	152,172,231	203,168,958
Advances from Federal Home Loan Bank	19,000,000	16,500,000	16,500,000
Junior subordinated debentures	10,310,000	-	5,155,000
Other liabilities	1,254,330	852,230	934,425

Total liabilities	271,226,880	169,524,461	225,758,383

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
authorized; 2,016,158 issued and outstanding at
March 31, 2005 and 2,013,027 at March 31, 2004
and 2,013,508 at December 31, 2004	2,016,158	2,013,027	2,013,508
Paid-in capital	11,351,276	11,332,797	11,335,982
Retained earnings	3,635,791	2,025,970	3,153,939
Accumulated other comprehensive income (loss)	(654,963)	46,144	(170,467)

Total shareholders' equity	16,348,262	15,417,938	16,332,962

Total liabilities and shareholders' equity	$287,575,142	$184,942,399	$242,091,345

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc, and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Condensed Statements of Income
(unaudited)

	Three Months Ended
	March 31
	2005	2004
INTEREST INCOME
Interest and fees on loans	$3,635,643	$2,222,578
Investment securities	393,722	153,409
Federal funds sold	28,154	16,140

Total interest income	4,057,519	2,392,127

INTEREST EXPENSE
Deposits	1,080,257	576,409
Advances from the FHLB and federal funds purchased	124,865	84,260
Junior subordinated debentures	66,967	-

Total interest expense	1,272,089	660,669

Net interest income	2,785,430	1,731,458

PROVISION FOR POSSIBLE LOAN
LOSSES	500,000	215,000

Net interest income after provision for possible
loan losses	2,285,430	1,516,458

NONINTEREST INCOME
Service fees on deposit accounts	140,461	131,091
Gain on sale of loan	14,610	-
Loss on sale of investment securities	(529)	(3)
Income from cash value life insurance	25,338	40,386
Mortgage loan referral fees	39,821	26,884
Other income	43,479	29,410

Total noninterest income	263,180	227,768

NONINTEREST EXPENSES
Salaries and wages	794,166	554,850
Employee benefits	171,506	122,718
Supplies and printing	26,316	18,529
Advertising and public relations	72,971	49,488
Professional fees	72,707	43,443
Depreciation and amortization	126,484	108,252
Occupancy	183,815	107,346
Data processing fees	109,688	84,011
Other operating expenses	229,985	167,258

Total noninterest expenses	1,787,638	1,255,895

Income before income taxes	760,972	488,331

INCOME TAX EXPENSE	279,120	180,682

Net income	$481,852	$307,649

BASIC NET INCOME PER COMMON SHARE	$.24	$.15

DILUTED NET INCOME PER COMMON SHARE	$.23	$.15

Weighted average common shares outstanding - basic	2,014,391	2,013,027
Weighted average common shares outstanding - diluted	2,105,422	2,038,098

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Changes in Shareholders’ Equity
and Comprehensive Income
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2003	1,323,768	$1,323,768	$11,837,299	$1,718,321	$(146,495)	$14,732,893
Net income	-	-		307,649	-	307,649
Other comprehensive income, net of taxes:
Unrealized gain on investment securities	-	-	-	-	192,639	192,639

Comprehensive income	-	-	-	-	-	500,288
Exercise of stock options	18,250	18,250	166,507	-	-	184,757
Declaration of 3 for 2 stock split payable on
June 2, 2004	671,009	671,009	(671,009)	-	-	-

BALANCE, MARCH 31, 2004	2,013,027	$2,013,027	$11,332,797	$2,025,970	$46,144	$15,417,938

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2004	2,013,508	$2,013,508	$11,335,982	$3,153,939	$(170,467)	$16,332,962
Net income	-	-		481,852	-	481,852
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(484,829)	(484,829)
Plus Reclassification adjustments for gains
included in net income	-	-	-	-	333	333

Comprehensive loss	-	-	-	-	-	(484,496)
Exercise of stock options	2,650	2,650	15,294	-	-	17,944

BALANCE, MARCH 31, 2005	2,016,158	$2,016,158	$11,351,276	$3,635,791	$(654,963)	$16,348,262

        The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$481,852	$307,649
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income taxes	-	-
Provisions for loan losses	500,000	215,000
Depreciation and amortization	125,558	108,252
Accretion of deferred loan fees	(395,850)	(291,719)
Loss (Gain) on sale of investment securities	-	-
Discount accretion and premium amortization	7,336	189,503
(Increase) decrease in other assets	(368,261)	(170,214)
Increase in other liabilities	319,904	603,327

Net cash provided by operating activities	670,539	961,798

INVESTING ACTIVITIES
Purchase of investment securities	-	(6,316,759)
Purchase of FHLB stock	(266,200)	(250,000)
Proceeds from sale of investment securities	708,697	1,124,911
Decrease (increase) in Federal funds sold	(16,244,303)	(7,564,480)
Increase in loans, net	(29,631,293)	(8,401,775)
Purchase of premises and equipment	(711,621)	98,990
Purchase of life insurance contracts	21,191	(38,595)

Net cash used in investing activities	(46,123,529)	(21,347,708)

FINANCING ACTIVITIES
Advances from Federal Home Loan Bank	2,500,000	5,000,000
Net increase (decrease) in deposits	37,493,592	13,560,991
Advances from junior subordinated debentures	5,155,000	-
Exercise of stock options	17,944	184,750

Net cash provided by financing activities	45,166,536	18,745,741

Net increase (decrease) in cash and cash equivalents	(286,454)	(1,640,169)

CASH AND DUE FROM BANKS, BEGINNING
OF PERIOD	$4,824,176	$4,886,682

CASH AND DUE FROM BANKS, END OF
PERIOD	$4,537,722	$3,246,513

CASH PAID FOR
Income taxes	$760,792	$180,682

Interest	$1,272,089	$663,901

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004.

2.   Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiary, Beach First National Bank. The company also owns two grantor trusts, Beach First National Trust I and Beach First National Trust II. All significant inter-company items and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the financial statements of Trust I and Trust II have not been included in the Company’s financial statements.

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

In 2004, the board of directors declared a 3 for 2 stock split on the company’s common stock in the form of a 50% stock dividend. The stock dividend was paid June 2, 2004 to shareholders of record as of May 12, 2004. Shareholders of record received one additional share for every two shares held as of the close of business on the record date. Fractional shares resulting from the stock split were paid in cash based on the closing price as of the record date of May 12, 2004. As a result of the common stock dividend, earnings per share were retroactively restated for all previous periods.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

For the Three Months Ended
March 31, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$481,852	2,014,391	$0.24
Effect of Diluted Securities:
Stock options	-	91,031	(.01)

Diluted EPS	$481,852	2,105,422	$0.23

For the Three Months Ended
March 31, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$307,649	2,013,027	$0.15
Effect of Diluted Securities:
Stock options	-	25,071	(.00)

Diluted EPS	$307,649	2,038,098	$0.15

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

	Three Months ended March 31
	2005	2004

Net income, as reported	$481,852	$307,649
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	25,706	13,455

Pro forma net income	$456,146	$294,194

Earnings per share:
Basic - as reported	$0.24	$0.15

Basic - pro forma	$0.23	$0.15

Diluted - as reported	$0.23	$0.15

Diluted - pro forma	$0.22	$0.14

Item 2.   Management’s Discussion and Analysis.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2004 as filed on our Form 10-KSB.

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

        We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Results of Operations

Income Statement Review

Overview

        Our net income was $481,852, or $0.24 basic net income per common share, for the three months ended March 31, 2005 as compared to $307,649, or $0.15 basic net income per common share, for the same period in 2004. The increase in net income reflects our continued growth, with average earning assets increasing to $249.0 million during the first three months of 2005 from $162.7 million during the same period of 2004. The return on average assets for the three month period ended March 31, 2005 was 0.73% as compared to 0.78% for the same period in 2004. The return on average equity was 11.5% for the three month period ended March 31, 2005 versus 8.2% for the same period in 2004.

Net Interest Income

        Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first three months of 2005, net interest income increased 60.9% to $2,785,430 from $1,731,458 for the same period of 2004. The growth in net interest income resulted from an increase of $1,665,392 in interest income, partially offset by an increase in interest expense of $611,420. Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. Average total loans increased from $140.7 million in the first three months of 2004 to $206.9 million in the same period in 2005. In addition, average securities increased to $37.3 million in the first three months of 2005 compared to $15.0 million for the first three months of 2004. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.21% in the first three months of 2005 compared to 3.96% during the same period of 2004. The net interest margin was 4.54% for the three month period ended March 31, 2005 compared to 4.31% for the same period of 2004.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $500,000 for the first three months of 2005 and $215,000 for the same period of 2004. The increase in the provision was the result of increased loan growth and management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

        Noninterest income increased to $263,180 for the three months ended 2005, up 15.5% from $227,768 for the same period in 2004. Service fees on deposit accounts, the largest component of noninterest income, increased 7.1% to $140,461 for the three months ended 2005 from $131,091 for the same period in 2004. Service fees on deposit accounts increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. Income from cash value life insurance was $25,338 for the first three months of 2005 compared to $40,386 for the same period in 2004. Mortgage loan referral fees increased to $39,821 during the three months ended March 31, 2005 compared to $26,884 for the same period in 2004. This increase is primarily due to the increased mortgage activity in all of our markets. Other income increased 47.8% to $43,479 for the three months ended March 31, 2005 from $29,410 for the same period in 2004. Other income is primarily made up of debit card and ATM fee income in addition to charges on check sales.

Noninterest Expense

        Total noninterest expense increased 43.3% to $1,787,638 for the three month period ended March 31, 2005 from $1,255,895 for the same period in 2004. As an annualized percentage of average total assets, our total noninterest expenses decreased from 2.9% in 2004 to 2.7% in 2005. While our total assets have grown at a 46.6% growth rate over year-end 2004 compared to year-end 2003 and 55.5 %for the first three months of 2005 compared to the same period in 2004, we have been able to manage our expenses while accommodating our growth. Salary and wages and employee benefits expense increased $288,104 to $965,672 during the three month period ended March 31, 2005 compared to the same period in 2004. These increases are the results of personnel additions, normal compensation adjustments, higher costs associated with group insurance coverage, and certain incentive awards.

        For the three months ended March 31, 2005, advertising and public relations costs increased $23,483 to $72,971. This increase was due primarily to the promotion of the Litchfield/Pawleys Island office that opened in July 2004 and the Wexford office on Hilton Head Island that opened in January 2005, as well as special promotions, such as newspaper advertisements, to attract deposits in all markets. Professional fees increased $29,264 to $72,707 for the three month period ended March 31, 2005 compared to the same period in 2004. These fees continue to increase due to our growth, the regulatory fees associated with such growth, and the escalating cost of accounting, auditing, and legal services for a public company.

        Occupancy expenses increased $76,469 to $183,815 during the three months ended March 31, 2005 compared to the same period in 2004. Increases in occupancy costs are the result of opening the Litchfield/Pawleys Island and Wexford offices and increases in operating lease payments for most locations. As we continue to expand, we expect that occupancy costs will continue to increase.

        Data processing fees increased during the three months ended March 31, 2005 to $109,688 from $84,011 during the same period in 2003. Data processing costs are primarily related to the volume of loan and deposit accounts and associated transaction activity. We believe our data processing costs are consistent with our expansion.

        Other operating expenses increased 37.5% to $229,985 during the three months ended March 31, 2005 compared to $167,258 during the same period in 2004, primarily as a result of an increase in operating expenses related to the new branch offices in Litchfield/Pawleys Island and Hilton Head, along with other expenses associated with the expansion of loans and deposits. Specifically, credit and collection expenses increased $5,271, furniture and equipment increased $16,231, postage and freight increased $7,378, armored car services increased $6,936, and travel increased $15,401, collectively totaling $51,217 of the total increase of $62,727.

Balance Sheet Review

General

        We had total assets of $287.6 million at March 31, 2005, an increase of 55.5% from $184.9 million at March 31, 2004. Total assets consisted primarily of $218.6 million in net loans, $34.7 million in investments, $16.7 million in federal funds sold and short-term investments, and $4.5 million in cash and due from banks. Our liabilities at March 31, 2005 totaled $271.2 million, consisting primarily of $240.7 million in deposits, $19.0 million in FHLB advances, and $10.3 million of junior subordinated debentures. Our total deposits increased to $240.7 million at March 31, 2005, up 58.2% from $152.2 million at March 31, 2004.

Investment Securities

        Total investment securities averaged $37.3 million during the first three months of 2005 and totaled $36.4 million at March 31, 2005. Total investment securities averaged $15.0 million during the first three months of 2004 and totaled $18.2 million at March 31, 2004. At March 31, 2005, our total investment securities portfolio had a book value of $37.4 million and a fair market value of $36.4 million for an unrealized net loss of $992,368. We primarily invest in U.S. Government Agency and U. S. Agency mortgage backed securities.

        At March 31, 2005, short-term investments totaled $16.7 million, compared to $12.2 million at March 31, 2004. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis.

Loans

        Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of March 31, 2005, loans represented 83.1% of average earning assets as compared to 86.4% at March 31, 2004. At March 31, 2005, net loans (gross loans less the allowance for loan losses and deferred loan fees) totaled $218.6 million, an increase of $76.3 million, or 53.6%, from March 31, 2004. Average gross loans increased from $140.7 million with a yield of 6.39% during the first three months of 2004 to $206.9 million with a yield of 7.13% during the same period in 2005. The increase in yield on loans during these periods is due to the increasing interest rate environment in 2004 and 2005. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

        The following table summarizes the composition of our loan portfolio at March 31, 2005 and 2004.

	At March 31,
	2005		2004
		Percent		Percent
	Amount	of Total	Amount	of Total

Commercial	$34,520,846	15.56%	$30,562,634	21.14%
Real estate - construction	18,467,951	8.32	10,466,657	7.24
Real estate - mortgage	161,818,367	72.92	96,492,129	66.73
Consumer	7,098,917	3.20	7,072,705	4.89

Loans, gross	221,906,081	100.00%	144,594,125	100.00%

Deferred loan fees	(400,020)		(291,719)
Allowance for loan losses	(2,918,992)		(1,972,200)

Loans, net	$218,587,069		$142,330,206

        Mortgage loans constitute the principal component of our loan portfolio. Mortgage loans represented 72.92% and 66.73% of our portfolio at March 31, 2005 and 2004, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%.

Allowance for Possible Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. The evaluation of the allowance is segregated into general allocations and specific allocations. For general allocations, the portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified trends or changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (installment and revolving), mortgage loans, and commercial loans and may be adjusted for other risk factors. To allow for modeling error, a range of probable loss ratios is then derived for each segment. The resulting percentages are then applied to the dollar amounts of the loans in each segment to arrive at each segment’s range of probable loss levels. Certain nonperforming loans are individually assessed for impairment under SFAS No. 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

        The general allocation also includes a component for probable losses inherent in the portfolio, based on management’s analysis that is not fully captured elsewhere in the allowance. This component serves to address the inherent estimation and imprecision risk in the methodology as well as address management’s evaluation of various factors or conditions not otherwise directly measured in the evaluation of the general and specific allocations. Such factors include the current general economic and business conditions; geographic, collateral, or other concentrations of credit; system, procedural, policy, or underwriting changes; experience of the lending staff; entry into new markets or new product offerings; and results from internal and external portfolio examinations.

        Periodically, we adjust the amount of the allowance based on changing circumstances. We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.

        The allocation of the allowance to the respective loan segments is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio. In addition, the allowance is subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. Such regulatory agencies could require us to adjust the allowance based on information available to them at the time of their examination.

        At March 31, 2005, the allowance for loan losses was $2.9 million, or 1.32% of total outstanding loans, compared to an allowance for loan losses of $2.0 million, or 1.37% of total outstanding loans, at March 31, 2004. During the first three months of 2005, we had three charge-offs totaling $7,900. During the same period in 2004 we had one charge-off totaling $3,462. We had non-performing loans totaling $299,172 and $808,271 at March 31, 2005 and March 31, 2004, respectively. While there can be no assurances, we do not expect significant losses relating to these nonperforming loans because we believe that the collateral supporting these loans is largely sufficient to cover the outstanding loan balance. The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Average loans outstanding	$206,875,888	$140,655,690
Total loans outstanding at period end	221,506,061	144,302,406
Total nonperforming loans	299,172	808,271

Beginning balance of allowance	$2,421,839	$1,760,481

Total loans charged off	7,900	3,462
Total recoveries	5,053	181

Net loans charged off	2,847	3,281

Provision for loan losses	500,000	215,000

Balance at period end	$2,918,992	$1,972,200

Net charge-offs to average total loans	0.00%	0.00%
Allowance as a percentage of total loans	1.32%	1.37%
Allowance for loan losses to nonperforming loans	976.25%	244.00%
Nonperforming loans as a percentage of total loans	0.14%	0.56%

        The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of March 31, 2005. We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

	As of March 31, 2005

Commercial	$426,706	15.56%
Real estate - construction	165,324	8.32
Real estate - mortgage	1,498,685	72.92
Consumer	97,195	3.20
Unallocated	731,082	-

Total allowance for
loan losses	$2,918,992	100.0%

Nonperforming Assets

        We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At March 31, 2005, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Deposits

        Average total deposits were $218.3 million for the three months ended March 31, 2005, up 51.7% from $143.9 million during the same period in 2004. Average interest-bearing deposits were $187.9 million for three months ended March 31, 2005, up 51.9% from $123.7 million during the same period of 2004.

        The following table sets forth our deposits by category as of March 31, 2005 and March 31, 2004.

	As of March 31
	2005		2004
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits

Noninterest bearing demand	$28,111,244	11.7%	$23,050,443	15.1%
Interest bearing demand	20,100,948	8.3%	5,091,768	3.4%
Money market	82,035,974	34.1%	24,941,608	16.4%
Savings	3,520,795	1.5%	3,097,327	2.0%
Time deposits less than $100,000	54,321,024	22.6%	57,302,400	37.6%
Time deposits of $100,000 or over	52,572,565	21.8%	38,688,685	25.5%

Total	$240,662,550	100.0%	$152,172,231	100.0%

        Deposit growth was attributable to internal growth and the generation of new deposit accounts due primarily to special promotions and increased advertising. Demand deposit accounts increased as a result of an expanded focus on demand deposit accounts in addition to the opening of new branch offices in 2004 and 2005. Interest bearing checking accounts increased primarily due to a change mandated by the South Carolina Bar Association requiring that all lawyer trust accounts be interest bearing. This created a shift from demand deposit accounts to interest bearing checking accounts.

        Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $188.1 million at March 31, 2005, an increase of 65.7% compared to $113.5 million at March 31, 2004. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were 78.2% at March 31, 2005 and 74.6% at March 31, 2004. Our loan-to-deposit ratio was 92.0% at

March 31, 2005 versus 93.5% at March 31, 2004. The average loan-to-deposit ratio was 94.7% during the first three months of 2005 and 94.8% during the same period of 2004.

Advances from Federal Home Loan Bank

        In addition to deposits, we obtained funds from the FHLB to help fund our loan growth. Average borrowings from the FHLB were $20.1 million during the first quarter of 2005 and totaled $19.0 million at March 31, 2005. The following table reflects the current borrowing terms.

FHLB Description	Balance	Current Rate	Maturity Date
CIP/EDP	$4,000,000	3.69%	07/11/2005
Fixed Rate Credit	3,500,000	1.93%	08/17/2005
Fixed Rate Credit	1,500,000	2.25%	02/17/2006
Convertible	5,000,000	3.44%	03/10/2015
Convertible	5,000,000	1.86%	09/29/2008

	$19,000,000

Junior Subordinated Debentures

        On May 27, 2004 we raised $5.0 million and on March 30, 2005 we raised an additional $5.0 million through the issuance and sale of floating rate trust preferred securities through BFNB Trust I and BFNB Trust II (the “Trusts”). These trust preferred securities are reported on our consolidated balance sheet as junior subordinated debentures. The Trusts loaned these proceeds to our holding company to use for general corporate purposes. Trust preferred securities currently qualify as Tier 1 capital under Federal Reserve Board guidelines.

        Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $69,000 at March 31, 2005 and are included in other assets on our consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $625 for the three month period ended March 31, 2005 and is reported in other noninterest expense on the consolidated statement of income.

        The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 5.393% and 4.593% at March 31, 2005. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. We have the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. We have no current intention to exercise our right to defer payments of interest on the trust preferred securities. We have the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. We may also redeem the trust preferred securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

Capital Resources

        The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        At March 31, 2005, our total shareholders’ equity was $16.3 million ($20.9 million at the bank level). At March 31, 2005, our Tier 1 capital ratio was 10.1% (9.7% at the bank level), our total risk-based capital ratio was 13.3% (10.9% at the bank level), and our Tier 1 leverage ratio was 8.6% (8.3% at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

Liquidity Management

        Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

        Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments, the generation of deposits, and by raising additional capital. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $16.4 million. We also have a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $19.5 million at March 31, 2005. The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At March 31, 2005, we had borrowed $19.0 million on this line. We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity needs for the next 12 months.

Interest Rate Sensitivity

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

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of March 31, 2005. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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

        At March 31, 2005, the bank had issued commitments to extend credit of $18.0 million through various types of lending arrangements, of which $11.6 million was at variable rates. The commitments expire over the next 36 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $4.9 million at March 31, 2005. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

Impact of Inflation

        The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements. Rather, our financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

        Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant impact on our performance than will the effect of changing prices and inflation in general. In addition, interest rates may generally increase as the rate of inflation increases, although not necessarily in the same magnitude. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

        In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-

based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

        In December 2003, the FASB issued FIN No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company’s existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any material impact on the Company’s financial position or results of operations.

        In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5.   Other Information.

        Not applicable.

Item 6.   Exhibits.

Exhibit              Description

3.1                     Articles of Incorporation

3.2                     Bylaws

31.1                   Rule 13a-14(a) Certification of the Chief Executive Officer

31.2                   Rule 13a-14(a) Certification of the Chief Financial Officer

32                      Section 1350 Certifications

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: May 9, 2005	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

Date: May 9, 2005	By: /s/ Richard N. Burch Richard N. Burch Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number            Description

3.1                     Articles of Incorporation

3.2                     Bylaws

31.1                   Rule 13a-14(a) Certification of the Chief Executive Officer

31.2                   Rule 13a-14(a) Certification of the Chief Financial Officer

32                      Section 1350 Certifications