Form 10QSB
period 2005-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2005-08-15
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes      X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On July 15, 2005, 3,168,458 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):               Yes                 No      X

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Balance Sheets

	June 30,		December 31,
	2005	2004	2004
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$5,554,721	$4,166,123	$4,824,176
Federal funds sold and short term investments	9,951,047	2,201,000	463,069
Investment securities available for sale	42,618,511	26,952,269	36,202,370
Loans, net	246,481,357	153,344,159	189,059,926
Federal Reserve Bank stock	309,000	309,000	309,000
Federal Home Loan Bank stock	1,336,400	825,000	1,070,200
Premises and equipment, net	5,118,058	4,393,569	4,681,812
Cash value life insurance	3,240,520	3,153,760	3,230,950
Other assets	2,680,283	1,877,037	2,249,842

Total assets	$317,289,897	$197,221,917	$242,091,345

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$30,108,671	$32,353,558	$32,540,139
Interest bearing deposits	218,839,604	127,195,540	170,628,819

Total deposits	248,948,275	159,549,098	203,168,958
Advances from Federal Home Loan Bank	19,000,000	16,500,000	16,500,000
Junior subordinated debentures	10,310,000	5,155,000	5,155,000
Other liabilities	1,264,036	809,760	934,425

Total liabilities	279,522,311	182,013,858	225,758,383

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares
authorized; shares issued and outstanding - 3,168,458 at
June 30, 2005, 2,013,008 at June 30, 2004, and 2,013,508
at December 31, 2004	3,168,458	2,013,008	2,013,508
Paid-in capital	30,355,287	11,332,816	11,335,982
Retained earnings	4,299,040	2,356,553	3,153,939
Accumulated other comprehensive income (loss)	(55,199)	(494,318)	(170,467)

Total shareholders' equity	37,767,586	15,208,059	16,332,962

Total liabilities and shareholders' equity	$317,289,897	$197,221,917	$242,091,345

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$7,965,420	$4,595,944	$4,329,777	$2,373,367
Investment securities	840,818	386,430	447,096	233,021
Fed funds sold & short term investments	73,290	29,499	43,091	13,357

Total interest income	8,879,528	5,011,873	4,819,964	2,619,745

INTEREST EXPENSE
Deposits	2,442,335	1,143,362	1,362,078	566,953
Advances from the FHLB and federal funds purchased	275,201	182,281	150,336	98,021
Junior subordinated debentures	209,513	19,436	140,500	19,436

Total interest expense	2,927,049	1,345,079	1,652,914	684,410

Net interest income	5,952,479	3,666,794	3,167,050	1,935,335

PROVISION FOR POSSIBLE LOAN
LOSSES	1,099,000	508,000	599,000	293,000

Net interest income after provision
for possible loan losses	4,853,479	3,158,794	2,568,050	1,642,335

NONINTEREST INCOME
Service fees on deposit accounts	282,269	263,937	141,807	132,847
Gain on sale of loan	14,610	-	-	-
Gain (Loss) on sale of investment securities	9,665	(5)	10,195	(2)
Income from cash value life insurance	46,899	80,772	21,561	40,384
Mortgage loan referral fees	106,317	59,550	66,497	26,884
Other income	95,387	70,298	51,907	46,669

Total noninterest income	555,147	474,552	291,967	246,782

NONINTEREST EXPENSES
Salaries and wages	1,652,258	1,169,128	858,092	614,278
Employee benefits	324,962	237,469	153,456	114,750
Supplies and printing	49,522	36,573	23,206	18,044
Advertising and public relations	136,945	116,064	63,974	66,576
Legal and professional fees	148,770	92,933	76,062	49,489
Depreciation and amortization	259,375	217,123	132,891	108,870
Occupancy	361,866	210,608	178,051	103,262
Data processing fees	220,211	168,094	110,523	84,083
Other operating expenses	460,686	364,799	230,701	197,543

Total noninterest expenses	3,614,595	2,612,791	1,826,956	1,356,895

Income before income taxes	1,794,031	1,020,555	1,033,061	532,222

INCOME TAX EXPENSE	648,930	382,323	369,810	201,641

Net income	$1,145,101	$638,232	$663,251	$330,581

BASIC NET INCOME PER COMMON
SHARE	$.54	$.32	$.30	$.16

DILUTED NET INCOME PER COMMON
SHARE	$.52	$.31	$.29	$.16

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Equity

BALANCE, DECEMBER 31, 2003	1,323,768	$1,323,768	$11,837,299	$1,718,321	$(146,495)	$14,732,893
Net income	-	-	-	638,232	-	638,232
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(347,823)	(347,823)
Less reclassification adjustments for losses
included in net income	-	-	-	-	-

Comprehensive income (loss)	-	-	-	-	-	290,409
Exercise of stock options	18,250	18,250	166,507	-	-	184,757

3-for-2 stock split	670,990	670,990	(670,990)	-	-	-

BALANCE JUNE 30, 2004	2,013,008	$2,013,008	11,332,816	2,356,553	(494,318)	15,208,059

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Equity

BALANCE, DECEMBER 31, 2004	2,013,508	$2,013,508	$11,335,982	$3,153,939	$(170,467)	$16,332,962
Net income	-	-	-	1,145,101	-	1,145,101
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	121,647	121,647
Less reclassification adjustments for gains
included in net income	-	-	-	-	(6,379)	(6,379)

Comprehensive income (loss)	-	-	-	-	-	1,260,369
Exercise of stock options	4,950	4,950	28,368	-	-	33,318
Issuance of common stock	1,150,000	1,150,000	18,990,937	-	-	20,140,937

BALANCE JUNE 30, 2005	3,168,458	$3,168,458	30,355,287	4,299,040	(55,199)	37,767,586

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$1,145,101	$638,232
Adjustments to reconcile net income to
net cash provided by operating activities:
Provisions for loan losses	1,099,000	508,000
Accretion of deferred loan fees	(441,390)	(318,283)
Depreciation and amortization	259,375	172,875
Gain on sale of investment securities	10,195	-
Discount accretion and premium amortization	18,927	(351,117)
Increase (decrease) in other assets	(398,809)	(322,502)
Increase (decrease) in other liabilities	329,611	49,183

Net cash provided by operating activities	2,022,010	376,388

INVESTING ACTIVITIES
Purchase of investment securities	(9,012,287)	(17,317,988)
Purchase of Federal Home Loan Bank stock	(266,200)	(250,000)
Proceeds from sale or call of investment securities	2,650,660	2,287,094
Purchase of BFNB Trust Stock	-	(155,000)
Decrease (increase) in Federal funds sold & short term investments	(9,487,978)	2,397,520
Increase in loans, net	(58,079,041)	(19,682,164)
Purchase of premises and equipment	(695,621)	(88,501)
Purchase of life insurance contracts	(9,570)	(77,190)

Net cash used in investing activities	(74,900,037)	(32,886,229)

FINANCING ACTIVITIES
Advances from Federal Home Loan Bank	2,500,000	5,000,000
Investment in BFNB Trust	5,155,000	5,155,000
Net increase in deposits	45,779,317	21,449,532
Issuance of common stock, net	20,140,937	-
Exercise of stock options	33,318	184,750

Net cash provided by financing activities	73,608,572	31,789,282

Net increase (decrease) in cash and cash equivalents	730,545	(720,559)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	$4,824,176	$4,886,682

CASH AND CASH EQUIVALENTS, END OF
PERIOD	$5,554,721	$4,166,123

CASH PAID FOR
Income taxes	$648,930	$382,323

Interest	$2,927,049	$1,345,079

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004.

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

In 2005, the board of directors authorized the issuance of 1,150,000 shares of common stock which were sold in a public offering.

In 2005, the board of directors approved the listing on the NASDAQ National Market System. The stock began trading on NASDAQ on June 9, 2005 under the symbol of “BFNB.”

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

For the Six Months Ended
June 30, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,145,101	2,124,110	$0.54
Effect of Diluted Securities:
Stock options	-	87,833	(0.02)

Diluted EPS	$1,145,101	2,211,943	$0.52

For the Six Months Ended
June 30, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$638,232	2,013,008	$0.32
Effect of Diluted Securities:
Stock options	-	63,299	(0.01)

Diluted EPS	$638,232	2,076,307	$0.31

For the Three Months Ended
June 30, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$663,251	2,232,623	$0.30
Effect of Diluted Securities:
Stock options	-	86,930	(0.01)

Diluted EPS	$663,251	2,319,553	$0.29

For the Three Months Ended
June 30, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$330,581	2,013,008	$0.16
Effect of Diluted Securities:
Stock options	-	63,299	0.00

Diluted EPS	$330,581	2,076,307	$0.16

4.   Stock-Based Compensation – Our stock-based employee compensation plan is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No compensation cost is reflected in net income, as all and options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to the option plan.

	Six Months Ended June 30,
	2005	2004
Net Income, as reported	$1,145,101	$638,232
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects	(48,460)	(30,950)

Pro forma net income	$1,096,641	$607,282

Earnings per share:
Basic - as reported	$0.54	$0.32

Basic - pro forma	$0.52	$0.29

Diluted - as reported	$0.52	$0.31

Diluted - pro forma	$0.50	$0.27

	Three Months Ended June 30,
	2005	2004
Net Income, as reported	$663,251	$330,581
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects	(22,754)	(17,494)

Pro forma net income	$640,497	$313,087

Earnings per share:
Basic - as reported	$0.30	$0.16

Basic - pro forma	$0.29	$0.14

Diluted - as reported	$0.29	$0.16

Diluted - pro forma	$0.28	$0.13

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area,
•	becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;

•	changes in technology;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in monetary and tax policies;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Overview

        The following discussion describes our results of operations for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 as well as results for the six months ended June 30, 2005 and 2004, and also analyzes our financial condition as of June 30, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

        Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

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

Results of Operations
EARNINGS REVIEW

        Our net income was $1,145,101, or $.52 per diluted common share, for the six months ended June 30, 2005 as compared to net income of $638,232, or $.31 per diluted common share, for the six months ended June 30, 2004. Our net income was $663,251, or $.29 per diluted common share, for the three months ended June 30, 2005 as compared to net income of $330,581, or $.15 per diluted common share, for the same period of 2004. The increase in net income reflects the bank’s continued growth, as average earning assets increased to $266.2 million during the first six months of 2005 from $169.3 million during the same period of 2004. The return on average assets for the six month period ended June 30 was .82% in 2005 compared to .71% in 2004. The return on average equity was 11.52% in 2005 versus 8.29% in 2004.

Net Interest Income

        Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first six months of 2005, net interest income increased 62.3% to $5,952,479 from $3,666,794 for the same period of 2004. For the three months ended June 30, 2005, net interest income increased to $3,167,050 from $1,935,335 during the comparable period of 2004. The growth in net interest income during the six month period resulted from an increase of $3,867,655 in interest income, partially offset by an increase in interest expense of $1,581,970. Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. Average total loans increased from $144.1 million in the first six months of 2004 to $221.3 million in the same period in 2005. In addition, average securities increased to $39.5 million in the first six months of 2005 compared to $19.0 million for the first six months of 2004. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.14% in the first six months of 2005 compared to 4.06% during the same period of 2004. The net interest margin was 4.51% for the six month period ended June 30, 2005 compared to 4.37% for the same period of 2004.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $1,099,000 for the six months of 2005 and $508,000 for the same period of 2004. The provision for loan losses was $599,000 for the three months ending June 30, 2005 and $293,000 for the same period in 2004. The increase in the provision was the result of increased loan growth and management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Please see the discussion below under “Allowance for Possible Loan Losses” for a description of the factors we considered in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

        Noninterest income increased to $555,147 for the first six months of 2005 compared to $474,552 in the same period of 2004. For the three months ended June 30, 2005, noninterest income increased to $291,967 as compared to $246,782 in 2004. Service fees on deposit accounts, the largest component of noninterest income, increased 7.0% to $282,269 for the first six months of 2005 from $263,937 during the same period of 2004. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of customers. Income from cash value life insurance was $46,899 for the first six months of 2005 and $80,772 for the first six months of 2004. For the three months ending June 30, 2005, income from cash value life insurance was $21,561 and $40,384 for the same period of 2004. Mortgage loan referral fees increased to $106,317 during the six months ended June 30, 2005 compared to $59,550 for the same period in 2004. For the three months ended June 30, 2005, mortgage referral fees increased to $66,497 from $26,884 for the same period in 2004. This increase is primarily due to the increased mortgage activity in all of our markets. Income from mortgage activity is directly related to the rate environment, however, we anticipate our referral fee income to be constant the remainder of 2005. Other income increased to $95,387 for the first six months of 2005 compared to $70,298 for the same period of 2004. For the three months ended June 30, 2005, other income was $51,907 compared to $46,669 in 2004. We recorded a net gain of $9,665 on sale of investment securities for the first six months of 2005 compared to a loss of $5 for the same period in 2004. For the three months ended June 30, 2005 we recorded a gain of $10,195 compared to a loss of $2 for the same period in 2004.

Noninterest Expense

        Total noninterest expense increased 38.3% to $3,614,595 for the six months ended June 30, 2005 from $2,612,791 for the same period of 2004 and increased 34.6% to $1,826,956 for the three months ended June 30, 2005 from $1,356,895 in the same period of 2004. As an annualized percentage of average total assets, our total noninterest expenses decreased from 2.9% in 2004 to 2.6% in 2005. While our total assets have grown at a 46.6% growth rate over year-end 2004 compared to year-end 2003 and 60.9% for the first six months of 2005 compared to the same period in 2004, we have been able to manage our expenses while accommodating our growth.

        Salaries and wages and employee benefits increased $570,623 to $1,977,220 for the six months ended June 30, 2005 compared to the same period in 2004, and $282,520 to $1,011,548 for the quarter ended June 30, 2005 compared to the same period in 2004. These increases are the results of personnel additions, normal compensation adjustments, higher costs associated with group insurance coverage and certain incentive awards.

        Advertising and public relations costs increased $20,881 for the six months ended June 30, 2005 compared to the same period in 2004, and decreased $2,602 for the three months ended June 30, 2005 compared to the same period in 2004. This increase was due primarily to the new Wexford branch office that opened in January 2005 and special promotions, such as newspaper advertisements, to attract deposits in all markets. Legal and professional expenses increased $55,837 for the six months ended June 30, 2005 compared to the same period in 2004, and $26,573 for the three months ended June 30, 2005 compared to the same period in 2004. These fees continue to increase due to our growth, the regulatory fees associated with such growth and the escalating cost of accounting, auditing and legal services for a public company.

        Occupancy expenses increased $151,258 during the six month period ended June 30, 2005 compared to the same period in 2004 and by $74,789 for the three months ended June 30, 2005 compared to the same period in 2004. Increases in occupancy costs are the result of opening the Litchfield/Pawleys Island and Wexford offices and increases on lease payments for most locations. As we continue to expand, we expect that occupancy costs will continue to increase.

        Data processing fees increased during the six months ended June 30, 2005 to $220,211 compared to $168,094 for the same period in 2004. Data processing costs are primarily related to the volume of loan and deposit accounts and associated transaction activity. We believe our data processing costs are consistent with our expansion.

        Other operating expenses increased 26.3% to $460,686 during the first six months of 2005 compared to $364,799 for the same period in 2004. Other operating expenses increased 16.8% or $33,158 for the three months ended June 30, 2005 compared to $197,543 for the same period in 2004. These increases are primarily the result of increased operating expenses related to the opening of new branch offices in Litchfield/Pawleys Island and the Wexford office on Hilton Head Island, along with other expenses associated with the expansion of loans and deposits. Specifically, furniture and equipment increased $27,119, postage and freight increased $7,395, armored car services increased $11,066 and travel increased $22,405, collectively totaling $67,985 of the total increase of $95,887.

BALANCE SHEET REVIEW

General

        We had total assets of $317.3 million at June 30, 2005, an increase of 60.9% from $197.2 million at June 30, 2004. Total assets consisted primarily of $246.5 million in net loans, $42.6 million in investments, $10.0 million in federal funds sold and short-term investments, and $5.5 million in cash and due from banks. Our liabilities at June 30, 2005 totaled $279.5 million, consisting primarily of $248.9 million in deposits, $19.0 million in FHLB advances, and $10.3 million of junior subordinated debentures. Our total deposits increased to $248.9 million at June 30, 2005, up 56.0% from $159.5 million at June 30, 2004. Shareholder’s equity increased $20,140,937, net of offering costs, as a result of a secondary offering in the later part of the second quarter.

Investment Securities

        Total investment securities averaged $37.9 million during the first six months of 2005 and totaled $42.6 million at June 30, 2005. Total investment securities averaged $19.0 million during the first six months of 2004 and totaled $27.0 million at June 30, 2004. At June 30, 2005, our total investment securities portfolio had a book value of $42.7 million and a fair market value of $42.6 million for an unrealized net loss of $83,636. We primarily invest in U.S. Government Agency and U. S. Agency mortgage backed securities.

        At June 30, 2005, short-term investments totaled $10.0 million, compared to $2.2 million at June 30, 2004. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. The increase in short-term investments was primarily due to excess funds from the stock offering being invested on an overnight basis until needed for higher yielding loans.

Loans

        Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of June 30, 2005, loans represented 83.1% of average earning assets compared to 85.0% at June 30, 2004. At June 30, 2005, net loans (total loans less the allowance for loan losses) totaled $246.5 million, an increase of $93.1 million from June 30, 2004. Average total loans increased from $142.2 million, with a yield of 6.48%, in the first six months of 2004 to $221.3 million, with a yield of 7.26%, during the same in 2005. The increase in yield on loans during these periods is due to the increasing interest rate environment in 2004 and 2005. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

        The following table shows the composition of the loan portfolio by category at June 30, 2005 and 2004.

Composition of Loan Portfolio

	June 30, 2005		June 30, 2004
		Percent		Percent
	Amount	of Total	Amount	of Total

Commercial	$38,373,564	15.3%	$29,604,327	19.0%
Real estate - construction	18,586,090	7.4%	10,041,973	6.4%
Real estate - mortgage	185,676,482	74.3%	108,819,447	69.9%
Consumer	7,720,540	3.1%	7,283,866	4.7%

Loans, gross	250,356,676	100.0%	155,749,613	100.0%

Unearned income	(441,390)		(318,283)
Allowance for possible loan losses	(3,433,929)		(2,087,171)

Loans, net	$246,481,357		$153,344,159

        The principal component of our loan portfolio at June 30, 2005 and 2004 was mortgage loans, which represented 74.3% and 69.9% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. Because of our relatively small size and the short period of time our loan portfolio has existed, the current portfolio mix may not be indicative of the on-going mix. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

        At June 30, 2005, the allowance for possible loan losses was $3,433,929, or 1.37% of outstanding loans, compared to an allowance for possible loan losses of $2,087,171, or 1.34% of outstanding loans, at June 30, 2004. In the first six months of 2005, we had net charge-offs totaling $86,910. During the same period in 2004 we had net charge-offs totaling $181,310. We had non-performing loans totaling $532,512 at June 30, 2005 and $495,801 at June 30, 2004. While there can be no assurances, we do not expect significant losses relating to these non-performing loans.

        The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the six months ended June 30, 2005 and 2004.

Allowance for Loan Losses

	Six months ending June 30,
	2005	2004

Average total loans outstanding	$221,333,232	$144,137,877
Total loans outstanding at period end	249,915,287	155,431,331
Total nonperforming loans	532,512	495,801
Beginning balance of allowance	$2,421,839	$1,760,481
Loans charged off	(102,075)	(181,875)
Total recoveries	15,165	565

Net loans charged off	(86,910)	(181,310)
Provision for loan losses	1,099,000	508,000

Balance at period end	$3,433,929	$2,087,171

Net charge-offs to average total loans	.04%	.13%
Allowance as a percent of total loans	1.37%	1.34%
Nonperforming loans as a
percentage of total loans	0.21%	0.32%
Nonperforming loans as a
percentage of allowance	15.51%	23.75%

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

Allocation of the Allowance for Loan Losses

	As of June 30, 2005

Commercial	$454,585	15.3%
Real estate - construction	169,506	7.4
Real estate - mortgage	1,457,915	74.2
Consumer	111,628	3.1
Unallocated	1,240,295	-

Total allowance for
Loan losses	$3,433,929	100.0%

Nonperforming Assets

        We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2005, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Deposits and Other Interest-Bearing Liabilities

        Average total deposits were $228.8 million and average interest-bearing deposits were $199.0 million in the first half of 2005. Average total deposits were $147.4 million and average interest-bearing deposits were $123.8 million in the same period of 2004. The following table sets forth our deposits by category as of June 30, 2005 and June 30, 2004.

Deposits

	June 30, 2005		June 30, 2004
	Percent of		Percent of
	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$30,108,671	12.1%	$32,353,558	20.2%
Interest bearing checking accounts	23,168,755	9.3%	6,037,638	3.8%
Money market accounts	83,993,282	33.7%	29,388,862	18.4%
Savings accounts	3,677,032	1.5%	2,999,672	1.9%
Time deposits less than $100,000	50,916,065	20.5%	50,715,912	31.8%
Time deposits of $100,000 or over	57,084,470	22.9%	38,053,456	23.9%

Total deposits	$248,948,275	100.0%	$159,549,098	100.0%

        Deposit growth was attributable to internal growth and the generation of new deposit accounts due primarily to special promotions and increased advertising. The decrease in demand deposit accounts during this reporting period was primarily the result of a shift of approximately $15.0 million in demand deposits to interest bearing accounts. Interest bearing checking accounts increased primarily due to a change mandated by the South Carolina Bar Association requiring that all lawyer trust accounts be interest bearing. This created a shift from demand deposit accounts to interest bearing checking accounts.

        Core deposits, which exclude certificates of deposit of $100,000 or more and brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $183.1 million at June 30, 2005 compared to $117.0 million at June 30, 2004, and our brokered deposits were $8.7 million as of June 30, 2005 and $4.0 million as of June 30, 2004. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 73.6% at June 30, 2005 and 73.1% at June 30, 2004. Our loan-to-deposit ratio was 93.1% at June 30, 2005 versus 95.4% at June 30, 2004. The average loan-to-deposit ratio was 95.5% during the first six months of 2005 and 95.3% during the same period of 2004.

Advances from Federal Home Loan Bank

        In addition to deposits, we obtained funds from the Federal Home Loan Bank to help fund our loan growth. Average borrowings from the Federal Home Loan Bank were $17.9 million during the first six months of 2005 and totaled $19.0 million at June 30, 2005. The following table reflects the current borrowing terms as of June 30, 2005.

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

        Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $46,457 at June 30, 2005 and are included in other assets on our consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $1,876 for the six month period ended June 30, 2005 and is reported in other noninterest expense on the consolidated statement of income.

        The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 5.861% and 5.310% at June 30, 2005. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. We have the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. We have no current intention to exercise our right to defer payments of interest on the trust preferred securities. We have the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. We may also redeem the trust preferred securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

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

        At June 30, 2005, our total shareholders’ equity was $37.8 million ($22.3 million at the bank level). At June 30, 2005, our Tier 1 capital ratio was 19.3% (9.0% at the bank level), our total risk-based capital ratio was 20.5% (10.3% at the bank level), and our Tier 1 leverage ratio was 16.4% (7.6% at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

        On June 14, 2005, we closed the sale of 1,150,000 shares of our common stock at $18.75 per share in a firm commitment underwritten offering sole managed by Sandler O’Neill & Partners, L.P. We received net proceeds from the offering of approximately $20 million after deducting underwriting discounts and expenses. We plan to use the net proceeds for general corporate purposes, which include, among other things, providing additional capital to our bank to support our asset growth.

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

        Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $16.4 million. We also have a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $28.5 million at June 30, 2005. The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At June 30, 2005, we had borrowed $19.0 million on this line. We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity needs for the next 12 months.

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

        At June 30, 2005, the bank had issued commitments to extend credit of $44.9 million through various types of lending arrangements, of which $39.5 million was at variable rates. The commitments expire over the next 18 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $4.4 million at June 30, 2005. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

        In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between

Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

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

Item 3.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

        There were two matters submitted to a vote of security holders during the three months ended June 30, 2005 at our annual meeting of shareholders held on April 20, 2005.

Proposal #1 – Election of Class I Directors

        Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Raymond E. Cleary, III, DDS, Joe N. Jarrett, Jr., MD, Richard E. Lester and Don J. Smith. The current Class II directors are Michael Bert Anderson, O. Bartlett Buie, Michael D. Harrington, Rick H. Seagroves and Walter E. Standish, III. The current Class III directors are James C. Yahnis, Samuel Robert Spann, Jr., B. Larkin Spivey, Jr., Leigh Ammons Meese and E. Thomas Fulmer. The Class I directors were up for reelection at this year’s annual meeting held April 20, 2005. Each of the existing Class I directors were re-elected at the annual meeting for a three-year term expiring at the 2008 annual meeting of shareholders. For Mr. Cleary, 1,578,305 votes were cast in favor of his reelection as director with 2,800 abstained. For Mr. Jarrett, 1,578,305 votes were cast in favor of his reelection as director with 2,800 abstained. For Mr. Lester, 1,578,305 votes were cast in favor of his reelection as director with 2,800 abstained. For Mr. Smith, 1,578,305 votes were cast in favor of his reelection as director with 2,800 abstained. There were no votes cast against any of the four directors. The terms of the Class II directors will expire at the 2006 annual shareholders meeting, and the terms of the Class III directors will expire at the 2007 annual shareholders meeting.

Proposal #2 – Approval of Amendment to the 1997 Stock Option Plan

        The shareholders approved the amendment to the 1997 Stock Option Plan to increase the number of shares of common stock that may be issued pursuant to options granted under the plan from 270,000 to 402,701 shares with 1,063,263 shares voting in favor, 43,575 shares voting against, and 12,350 shares abstaining. There were 461,917 broker non-votes.

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

        BEACH FIRST NATIONAL BANCSHARES, INC.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: August 15, 2005	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

Date: August 15, 2005	By: /s/ Richard N. Burch Richard N. Burch Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number           Description

31.1                  Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2                  Rule 13a-14(a) Certification of the Chief Financial Officer.

32                     Section 1350 Certifications.