Form 10QSB
period 2005-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2005-11-09
CIK 949228

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was requited to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes      X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
                                                                                                                       Yes                 No      X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 1, 2005, 3,168,458 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):               Yes                 No      X

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Balance Sheets

	September 30,		December 31,
	2005	2004	2004
	(unaudited)	(unaudited)	(audited)

ASSETS
Cash and due from banks	$5,156,506	$3,678,206	$4,824,176
Federal funds sold and short term investments	607,305	4,209,000	463,069
Investment securities available for sale	45,392,922	36,386,786	36,202,370
Loans, net	276,693,072	171,898,625	189,059,926
Federal Reserve Bank stock	534,000	309,000	309,000
Federal Home Loan Bank stock	1,448,900	925,000	1,070,200
Premises and equipment, net	5,112,738	4,512,169	4,681,812
Cash value life insurance	3,271,008	3,192,355	3,230,950
Investment in BFNB Trusts	310,000	155,000	-
Other assets	3,290,746	1,618,244	2,249,842

Total assets	$341,817,197	$226,884,385	$242,091,345

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$34,066,310	$29,164,845	$32,540,139
Interest bearing deposits	233,029,902	158,997,990	170,628,819

Total deposits	267,096,212	188,162,835	203,168,958
Other borrowings	24,580,000	16,500,000	16,500,000
Junior subordinated debentures	10,310,000	5,155,000	5,155,000
Other liabilities	1,626,547	969,205	934,425

Total liabilities	303,612,759	210,787,040	225,758,383

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized;
shares issued and outstanding - 3,168,458 at September 30,
2005, 2,013,008 at September 30, 2004 and 2,013,508 at
December 31, 2004	3,168,458	2,013,008	2,013,508
Paid-in capital	30,277,536	11,332,816	11,335,982
Retained earnings	5,286,591	2,740,025	3,153,939
Accumulated other comprehensive income (loss)	(528,147)	11,496	(170,467)

Total shareholders' equity	38,204,438	16,097,345	16,332,962

Total liabilities and shareholders' equity	$341,817,197	$226,884,385	$242,091,345

        The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME
Interest and fees on loans	$13,143,631	$7,335,800	$5,178,211	$2,739,856
Investment securities	1,326,583	700,841	485,766	314,411
Fed funds sold and short term investments	110,684	75,265	43,606	46,350
Dividends on long-term investments	10,748	2,240	4,535	1,656

Total interest income	14,591,646	8,114,146	5,712,118	3,102,273
INTEREST EXPENSE
Deposits	3,991,768	1,917,648	1,549,433	774,286
Short-term borrowings	428,115	283,057	152,914	100,776
Long-term borrowings-junior subordinated debt	362,427	75,255	152,913	55,819

Total interest expense	4,782,310	2,275,960	1,855,260	930,881
Net interest income	9,809,336	5,838,186	3,856,858	2,171,392
PROVISION FOR POSSIBLE LOAN
LOSSES	1,643,000	838,000	544,000	330,000

Net interest income after provision
for possible loan losses	8,166,336	5,000,186	3,312,858	1,841,392

NONINTEREST INCOME
Service fees on deposit accounts	407,166	392,118	124,897	128,181
Gain on sale of loan	14,610	-	-	-
Gain (loss) on sale of investment securities	(3,935)	37,395	(13,600)	37,400
Income from cash value life insurance	68,371	121,158	21,472	40,386
Mortgage loan referral fees	180,541	100,974	74,224	41,424
Other income	157,166	117,992	61,778	47,694

Total noninterest income	823,919	769,637	268,771	295,085

NONINTEREST EXPENSES
Salaries and wages	2,634,429	1,840,553	982,170	671,425
Employee benefits	491,417	360,631	166,455	123,162
Supplies and printing	75,487	63,738	25,964	27,165
Advertising and public relations	215,279	188,719	78,334	72,655
Professional fees	225,388	148,133	76,618	55,200
Depreciation and amortization	398,350	328,041	138,976	110,918
Occupancy	545,179	348,179	183,313	137,571
Data processing fees	335,706	261,595	115,494	93,501
Other operating expenses	735,046	596,892	274,362	232,093

Total noninterest expenses	5,656,281	4,136,481	2,041,686	1,523,690

Income before income taxes	3,333,974	1,633,342	1,593,943	612,787
INCOME TAX EXPENSE	1,201,322	611,333	552,392	229,010

Net income	$2,132,652	$1,022,009	$987,551	$383,777

BASIC NET INCOME PER COMMON SHARE
	$.86	$.51	$.31	$.19

DILUTED NET INCOME PER COMMON SHARE	$.83	$.49	$.30	$.18

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders
	Shares	Amount	Capital	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2003	1,323,768	$1,323,768	$11,837,299	$1,718,321	$(146,495)	$14,732,893
Net income	-	-	-	1,022,009	-	1,022,009
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	181,550	181,550
Less reclassification adjustments for gains
included in net income	-	-	-	-	(23,559)	(23,559)
Comprehensive income						1,180,000

Exercise of stock options	18,250	18,250	166,507	-	-	184,757
Stock dividend	670,990	670,990	(670,990)	(305)	-	(305)

BALANCE, SEPTEMBER 30, 2004	2,013,008	$2,013,008	$11,332,816	$2,740,025	$11,496	$16,097,345

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders
	Shares	Amount	Capital	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2004	2,013,508	$2,013,508	$11,335,982	$3,153,939	$(170,467)	$16,332,962
Net income	-	-	-	2,132,652	-	2,132,652
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(360,277)	(360,277)
Less reclassification adjustments for losses
included in net income	-	-	-	-	2,597	2,597

Comprehensive income						1,774,972

Exercise of stock options	4,950	4,950	28,368	-	-	33,318
Issuance of common stock	1,150,000	1,150,000	18,913,186	-	-	20,063,186

BALANCE, SEPTEMBER 30, 2005	3,168,458	$3,168,458	$30,277,536	$5,286,591	$(528,147)	$38,204,438

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$2,132,652	$1,022,009
Adjustments to reconcile net income to
net cash provided by operating activities:
Provisions for loan losses	1,643,000	838,000
Accretion of deferred loan fees	(411,879)	(321,359)
Depreciation and amortization	377,797	357,243
Loss (Gain) on sale of investment securities	3,935	(37,395)
Discount accretion and premium amortization	39,799	152,913
Increase (decrease) in other assets	(1,350,904)	(354,143)
Increase (decrease) in other liabilities	254,741	208,628

Net cash provided by operating activities	2,685,207	1,865,896

INVESTING ACTIVITIES
Purchase of investment securities	(13,845,736)	(29,681,035)
Proceeds from sale or call of investment securities	4,695,085	5,254,499
Purchase of FHLB Stock	(378,700)	(350,000)
Purchase of Federal Reserve Bank Stock	(225,000)	-
Purchase of BFNB Trust Stock	-	(155,000)
Decrease (increase) in Federal funds sold & short term investments	(144,236)	389,520
Increase in loans, net	(88,864,267)	(38,563,554)
Purchase of life insurance contracts	(40,058)	(115,785)
Purchase of premises and equipment	(808,723)	(256,036)

Net cash used in investing activities	(99,611,635)	(63,477,391)

FINANCING ACTIVITIES
Increase in Federal funds purchased & borrowings	8,080,000	5,000,000
Investment in BFNB Trusts	5,155,000	5,155,000
Exercise of stock options	33,318	184,750
Issuance of common stock, net	20,063,186	-
Net increase in deposits	63,927,254	50,063,269

Net cash provided by financing activities	97,258,758	60,403,019

Net increase (decrease) in cash and cash equivalents	332,330	(1,208,476)
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	$4,824,176	$4,886,682

CASH AND CASH EQUIVALENTS, END OF
PERIOD	$5,156,506	$3,678,206

CASH PAID FOR
Income taxes	$1,201,322	$611,333

Interest	$4,782,310	$2,275,960

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

For the Nine Months Ended
September 30, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$2,132,652	2,476,052	$0.86
Effect of Diluted Securities:
Stock options	-	87,368	(0.03)

Diluted EPS	$2,132,652	2,563,420	$0.83

For the Nine Months Ended
September 30, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,022,009	2,013,008	$0.51
Effect of Diluted Securities:
Stock options	-	70,136	(0.02)

Diluted EPS	$1,022,009	2,083,144	$0.49

For the Three Months Ended
September 30, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$987,551	3,168,458	$0.31
Effect of Diluted Securities:
Stock options	-	87,368	(0.01)

Diluted EPS	$987,551	3,255,826	$0.30

For the Three Months Ended
September 30, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$383,777	2,013,008	$0.19
Effect of Diluted Securities:
Stock options	-	81,222	(0.01)

Diluted EPS	$383,777	2,094,230	$0.18

4. Stock-Based Compensation - Our stock-based employee compensation plans are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to the option plans.

	Nine Months Ended September 30,
	2005	2004
Net Income, as reported	$2,132,652	$1,022,009
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	70,208	77,860
Pro forma net income	$2,062,444	$944,149

Earnings per share:
Basic - as reported	$0.86	$0.51

Basic - pro forma	$0.83	$0.47

Diluted - as reported	$0.83	$0.49

Diluted - pro forma	$0.80	$0.45

	Three Months Ended September 30,
	2005	2004
Net Income, as reported	$2,132,652	$1,022,009
Net Income, as reported	$987,551	$383,777
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	23,727	18,102
Pro forma net income	$963,824	$365,675

Earnings per share:
Basic - as reported	$0.31	$0.19

Basic - pro forma	$0.30	$0.19

Diluted - as reported	$0.30	$0.18

Diluted - pro forma	$0.30	$0.18

5. Investment in BFNM, LLC - The Company formed a subsidiary, BFNM Building, LLC in partnership with our legal counsel, Nelson Mullins Riley & Scarborough LLP for purposes of acquiring a parcel of land and constructing an office building on the property. The Company owns two-thirds of BFNM Building, LLC and Nelson Mullins Riley & Scarborough owns the remaining one-third. The building will be a three-story, 46,066 square foot office building located on 3.5 acres at the southwest corner of Robert Grissom Parkway and 38th Avenue North in Myrtle Beach, South Carolina. Once completed, the Company will move its main office to this location and Nelson Mullins Riley & Scarborough will relocate its Myrtle Beach legal office to the building. BFNM Building, LLC purchased the land for approximately $1.8 million and it is financing the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project. The Company estimates that the total land and construction project will cost approximately $7.0 million, exclusive of tenant improvements. The Company intends to lease two-thirds of the building (approximately 30,000 square feet) from the entity that owns the building. Because the Company will initially only occupy approximately 11,000 square feet of space, it intends to lease the other 19,000 square feet of its portion to outside tenants. Nelson Mullins Riley & Scarborough will lease the remaining one-third of the building from the entity that owns it.

On September 1, 2005, BFNM Building, LLC entered into an A1A Document A114-2001 Standard Form of Agreement between Owner and Contractor with Harrington Construction Co. and Graham Group Architects to construct the building on the property for $5,237,478. Michael Harrington, a member of the Company’s board of directors, is the owner and president of Harrington Construction Co. The Company expects that the building will be completed by March 22, 2006. Harrington Construction Co. was awarded the contract after a competitive bidding process. Harrington Construction Co.‘s total fee for the project is $233,116. As of September 30, 2005, no material transactions had occurred with respect of BFNM, LLC.

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

Overview

        The following discussion describes our results of operations for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 as well as results for the nine months ended September 30, 2005 and 2004, and also analyzes our financial condition as of September 30, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations
EARNINGS REVIEW

Our net income was $2,132,652, or $.86 per common share, for the nine months ended September 30, 2005 as compared to a net income of $1,022,009, or $.51 per common share, for the nine months ended September 30, 2004. Our net income was $987,551, or $.31 per common share, for the three months ended September 30, 2005 as compared to net income of $383,777, or $.19 per common share, for the same period of 2004. The improvement in net income reflects the bank’s continued growth, as average earning assets increased to $278.5 million during the first nine months of 2005 from $181.7 million during the same period of 2004. The return on average assets for the nine month period ended September 30, 2005 was .97% compared to .70% for the same period in 2004. The return on average equity was 10.81% for the nine month period ended September 30, 2005 versus 8.74% for the same period in 2004.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first nine months of 2005, net interest income increased to $9,809,336, from $5,838,186 in the same period of 2004. For the three months ended September 30, 2005, net interest income increased to $3,856,858 from $2,171,392 during the comparable period of 2004. The growth in net interest income during the nine month period resulted from an increase of $6,477,500 in interest income, partially offset by an increase in interest expense of $2,506,350. Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. Average total loans increased from $151.7 million in the first nine months of 2004 to $235.0 million in the same period of 2005. In addition, average securities increased to $41.2 million in the first nine months of 2005 compared to $22.3 million for the first nine months of 2004. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.21% in the first nine months of 2005 compared to 4.06% during the same period of 2004. The net interest margin was 4.65% for the nine month period ended September 30, 2005 compared to 4.36% for the same period of 2004.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $1,643,000 for the first nine months of 2005 and $838,000 for the same period of 2004. For the three month period ended September 30, 2005 and 2004, the provision was $544,000 and $330,000, respectively. The increase in the provision for the nine month period ended September 30, 2005 was the result of increased loan growth and management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Please see the discussion below under “Allowance for Possible Loan Losses” for a description of the factors we considered in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income increased to $823,919 for the first nine months of 2005 compared to $769,637 in the same period of 2004. For the three months ended September 30, 2005, noninterest income decreased to $268,771 as compared to $295,085 in 2004. Service fees on deposit accounts, the largest component of noninterest income, increased from $392,118 for the first nine months of 2004 to $407,166 during the same period of 2005. This category of noninterest income increased due to growth in the number of deposit accounts as well as increased fee-related activities of our customers. For the three months ended September 2005 and 2004, service fees on deposit accounts were $124,897 and $128,181, respectively. Income from cash value life insurance was $68,371 for the first nine months of 2005 compared to $121,158 for the first nine months of 2004. This decrease is the result of an over-accrual during 2004 that is being corrected in 2005 and a reduction in the discount rate on the policies. For the three months ended September 30, 2005, income from cash value life insurance was $21,472 compared to $40,386 for the same period in 2004.

Mortgage loan referral fees increased to $180,541 during the first nine months of 2005 compared to $100,974 for the same period of 2004. For the three months ended September 30, 2005, mortgage loan referral fees increased to $74,224 compared to $41,424 for the same period of 2004. This increase is primarily due to our increased focus on the mortgage business in all of our markets. Mortgage income generally is directly related to the rate environment; however, we anticipate our referral fee income to be constant for the remainder of 2005.

Other income increased to $157,166 for the first nine months of 2005 compared to $117,992 for the same period of 2004. For the three months ended September 30, 2005, other income was $61,778 compared to $39,694 in 2004. We recorded a net gain on the sale of a loan in the amount of $14,610 in the first nine months of 2005. We recorded a net loss of $3,935 on the sale of investment securities for the first nine months of 2005 compared to a net gain of $37,395 in 2004. For the three months ended September 30, 2005, we recorded a net loss of $13,600 on the sale of investment securities compared to a net gain of $37,400 in 2004.

Noninterest Expense

Total noninterest expenses have increased 36.74% to $5,656,281 for the nine months ended September 30, 2005 from $4,136,481 for the same period of 2004, and increased 34.00% to $2,041,686 for the three months ended September 30, 2005 from $1,523,690 in the same period of 2004. As an annualized percentage of average total assets, our total noninterest expenses decreased from 2.85% in 2004 to 2.56% in 2005. While our total assets have grown at a 46.64% growth rate over year end 2004 compared to year-end 2003 and 50.66% for the first nine months of 2005 compared to the same period in 2004, we have been able to manage our expenses while accommodating our growth.

Salary and wages and employee benefits increased by $924,662 to $3,125,846 during the nine months ended September 30, 2005 and $354,038 to $1,148,625 during the three months ended September 30, 2005 compared to the same periods in 2004. These increases are the results of personnel additions, normal compensation adjustments, higher costs associated with group insurance coverage and certain incentive awards.

Advertising and public relations expense increased $26,560 for the nine months ended September 30, 2005 compared to the same period in 2004 and increased $5,679 for the three months ended September 30, 2005 compared to the same period in 2004. This increase is due primarily to the new Wexford office on Hilton Head Island that opened in January of 2005 and special promotions such as newspaper advertisements, to attract deposits in all markets. Professional fees increased $77,255 for the nine months ended September 30, 2005 compared to the same period in 2004, and $21,418 for the three months ended September 30, 2005 compared to the same period in 2004. These fees continue to increase due to our growth, the regulatory fees associated with such growth and the escalating cost of accounting, auditing and legal services for a public company.

Occupancy expense increased by $197,000 during the nine months ended September 30, 2005 compared to the same period in 2004, and $45,742 for the three months ended September 30, 2005 compared to the same period in 2004. This increase is the result of the opening of the Litchfield and Wexford offices and increases on lease payments for most locations. As we continue to expand, we expect that occupancy costs will increase.

Data processing fees increased $74,111 during the nine months ended September 30, 2005 to $335,706 from $261,595 for the same period of 2004, and $21,993 for the three months ended September 30, 2005 compared to the same period in 2004. Data processing costs are primarily related to the volume of loan and deposit accounts and associated transaction activity. We believe data processing costs are consistent with our expectations.

Other operating expenses increased 23.15% to $735,046 during the nine months ended September 30, 2005 compared to $596,892 for the same period in 2004. For the three month period ended September 30, 2005, other operating expenses increased 18.21% to $274,362 compared to $232,093 for the same period in 2004. These increases are primarily the result of increased operating expenses related to the opening of the new branch offices in the Litchfield/Pawleys Island area of the Grand Strand and the Wexford branch on Hilton Head Island, along with other expenses associated with the expansion of loans and deposits. Specifically, furniture and equipment increased $40,920, armored car expenses increased $14,964, dues and subscriptions increased $13,167, travel increased $27,561, entertainment increased $11,395, ATM and Debit card expenses increased $13,157, collectively totaling $121,164, or 88% of the total increase of $138,154 for the nine months ended September 30, 2005 compared to the same period in 2004.

As described below under Recently Issued Accounting Standards, beginning with calendar year 2006, SFAS No. 123(R) will require us to measure all our employee stock-based compensation awards using a fair value method and record this expense in our financial statements. Consequently, our noninterest expense in future reporting periods will include a compensation expense for the fair value of stock options we have granted. If we have been required to report this expense for the nine months ended September 30, 2005, we would have reported an additional compensation expense of $70,208.

BALANCE SHEET REVIEW

General

We had total assets of $341.8 million at September 30, 2005, an increase of 50.6% from $226.9 million at September 30, 2004. Total assets consisted primarily of $276.7 million in net loans, $47.4 million in investments, $607,000 in federal funds sold and short-term investments, and $5.2 million in cash and due from banks. Our liabilities at September 30, 2005 totaled $303.6 million, consisting primarily of $267.1 million in deposits, $24.6 million in FHLB advances, and $10.3 million of junior subordinated debentures. Our total deposits increased to $267.1 million at September 30, 2005, up 41.9% from $188.2 million at September 30, 2004. Shareholder’s equity increased $22.1 million, net of offering costs, primarily as a result of a secondary offering in the later part of the second quarter.

Investment Securities

Total securities averaged $41.2 million in the first nine months of 2005 and totaled $47.4 million at September 30, 2005. During the same period of 2004, total securities averaged $22.6 million and totaled $37.6 million at September 30, 2004. At September 30, 2005, our total investment securities portfolio had a book value of $48.1 million and a market value of $47.4 million for an unrealized net loss of $800,223. We primarily invest in U.S. Government Agencies and U.S. Government Mortgage- backed securities.

At September 30, 2005, short-term investments totaled $607,305 compared to $4.2 million as of September 30, 2004. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. This decline in short-term investments is primarily due to higher loan demand during this quarter and the competitive market for deposits.

Loans

Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of September 30, 2005, loans represented 83.3% of average earning assets compared to 80.6% at September 30, 2004. At September 30, 2005, net loans (total loans less the allowance for loan losses) totaled $276.7 million, an increase of $104.8 million from September 30, 2004. Average total loans increased from $151.7 million, with a yield of 6.47%, in the first nine months of 2004 to $235.0 million, with a yield of 7.48%, during the same period in 2005. The increase in yield on loans during these periods is due to the increasing interest rate environment in 2004 and 2005. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

        The following table shows the composition of the loan portfolio by category at September 30, 2005 and 2004.

Composition of Loan Portfolio

	September 30, 2005		September 30, 2004
		Percent		Percent
	Amount	of Total	Amount	of Total
Commercial	$41,490,898	14.8%	$31,005,232	17.8%
Real estate - construction	18,627,033	6.6%	12,020,227	6.9%
Real estate - mortgage	212,895,275	75.8%	124,180,860	71.2%
Consumer	7,996,205	2.8%	7,103,038	4.1%

Loans, gross	281,009,411	100.0%	174,309,357	100.0%

Unearned income	(414,547)		(321,360)
Allowance for possible loan losses	(3,901,792)		(2,089,372)

Loans, net	$276,693,072		$171,898,625

The principal component of our loan portfolio at September 30, 2005 and 2004 was mortgage loans, which represented 75.8% and 71.2% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

At September 30, 2005, the allowance for possible loan losses was $3.9 million, or 1.39% of outstanding total loans, compared to an allowance for possible loan losses of $2.1 million, or 1.20% of outstanding total loans, at September 30, 2004. This increase is due to growth in the loan portfolio and needs based on ongoing evaluations of credits. In the first nine months of 2005, we had net charge-offs totaling $163,047. During the same period in 2004, we had net charge-offs totaling $509,109. We had non-performing loans totaling $1.0 million at September 30, 2005 and $804,595 at September 30, 2004. While there can be no assurances, we do not expect significant losses relating to these non-performing loans.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the nine months ended September 30, 2005 and 2004.

Allowance for Loan Losses

	Nine months ended September 30,
	2005	2004
Average total loans outstanding	$235,003,335	$151,660,446
Total loans outstanding at period end	280,594,864	173,987,997
Total nonperforming loans	1,010,006	804,595
Beginning balance of allowance	$2,421,839	$1,760,481
Loans charged off	(190,935)	(509,814)
Total recoveries	27,888	705

Net loans charged off	(163,047)	(509,109)
Provision for loan losses	1,643,000	838,000

Balance at period end	$3,901,792	$2,089,372

Net charge-offs to average total loans	.07%	.34%
Allowance as a percent of total loans	1.39%	1.20%
Nonperforming loans as a
percentage of total loans	.36%	.46%
Nonperforming loans as a
percentage of allowance	25.89%	38.51%

Nonperforming loans are defined as loans currently not accruing interest or past due greater than 90 days and still accruing interest. At September 30, 2005, we had 6 loans totaling $1,010,006 listed as nonperforming. This balance is made up of three loans secured by real estate totaling $240,958, one loan totaling $741,787 secured by a leasehold mortgage and two consumer loans totaling $27,261.

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

Allocation of the Allowance for Loan Losses

	As of September 30, 2005
Residential real estate	$121,918	6.33%
Commercial construction	133,474	14.46%
Commercial real estate	1,267,223	60.13%
Commercial	513,633	14.62%
Consumer	99,102	2.82%
Other	-	-
Unallocated	1,248,272	-
Special Allocated	$518,170	1.64%

Total allowance for
Loan losses	$3,901,792	100.0%

Nonperforming Assets

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At September 30, 2005, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Deposits and Other Interest-Bearing Liabilities

Average total deposits were $237.7 million and average interest-bearing deposits were $206.7 million in the first nine months of 2005. Average total deposits were $158.3 million and average interest-bearing deposits were $132.7 million in the same period of 2004.

        The following table sets forth our deposits by category as of September 30, 2005 and September 30, 2004.

		Deposits
	September 30, 2005		September 30, 2004
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$34,066,310	12.7%	$29,164,845	15.5%
Interest bearing checking accounts	19,186,493	7.2%	6,963,155	3.7%
Money market accounts	74,957,347	28.1%	58,334,669	31.0%
Savings accounts	3,991,983	1.5%	3,473,696	1.8%
Time deposits less than $100,000	74,098,721	27.7%	50,598,339	26.9%
Time deposits of $100,000 or over	60,795,359	22.8%	39,628,131	21.1%

Total deposits	$267,096,212	100.0%	$188,162,835	100.0%

Deposit growth was attributable to internal growth and the generation of new deposit accounts due primarily to special promotions and increased advertising. The slight increase in demand deposit accounts during this reporting period was primarily the result of a shift of approximately $15.0 million in demand deposits to interest bearing accounts. Interest bearing checking accounts increased primarily due to a change mandated by the South Carolina Bar Association requiring that all lawyer trust accounts be interest bearing. This created a shift from demand deposit accounts to interest bearing checking accounts.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $206.3 million at September 30, 2005 compared to $148.5 million at September 30, 2004. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 77.2% at September 30, 2005 and 78.9% at September 30, 2004. Our loan-to-deposit ratio was 96.5% at September 30, 2005 versus 90.6% at September 30, 2004. The average loan-to-deposit ratio was 98.9% during the first nine months of 2005 and 88.6% during the same period of 2004.

In addition to deposits, we obtained funds from the Federal Home Loan Bank to help fund our loan growth. Average borrowings from the Federal Home Loan Bank were $18.8 million during the first nine months of 2005 and totaled $21.5 million at September 30, 2005. The following table reflects the current borrowing terms as of September 30, 2005.

FHLB Description	Balance	Current Rate	Maturity Date
Fixed Rate Credit	1,500,000	2.25%	02/17/2006
Convertible	5,000,000	3.31%	08/19/2010
Convertible	5,000,000	3.44%	03/10/2015
Convertible	5,000,000	3.68%	07/13/2015
Convertible	5,000,000	4.06%	09/29/2016

	$21,500,000

Junior Subordinated Debentures

On May 27, 2004 we raised $5.0 million and on March 30, 2005 we raised an additional $5.0 million through the issuance and sale of floating rate trust preferred securities through BFNB Trust I and BFNB Trust II (the “Trusts”). These trust preferred securities are reported on our consolidated balance sheet as junior subordinated debentures. The Trusts loaned these proceeds to our holding company to use for general corporate purposes. Trust preferred securities currently qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to certain limitations.

Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $46,040 at September 30, 2005 and are included in other assets on our consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $2,711 for the nine month period ended September 30, 2005 and is reported in other noninterest expense on the consolidated statement of income.

The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 6.35% and 5.77% at September 30, 2005. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. We have the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. We have no current intention to exercise our right to defer payments of interest on the trust preferred securities. We have the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. We may also redeem the trust preferred securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

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

At September 30, 2005, our total shareholders’ equity was $38.2 million ($37.9 million at the bank level). At September 30, 2005, our Tier 1 capital ratio was 17.7% (14.0% at the bank level), our total risk-based capital ratio was 19.1% (15.3% at the bank level), and our Tier 1 leverage ratio was 15.0% (11.9% at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

On June 14, 2005, we closed the sale of 1,150,000 shares of our common stock at $18.75 per share in a firm commitment underwritten offering solely managed by Sandler O’Neill & Partners, L.P. We received net proceeds from the offering of approximately $20 million after deducting underwriting discounts and expenses. We plan to use the net proceeds for general corporate purposes, which include, among other things, providing additional capital to our bank to support our asset growth.

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

        Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $16.4 million. We also have a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $20.7 million at September 30, 2005. The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At September 30, 2005, we had borrowed $21.5 million on this line. We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity needs for the next 12 months.

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

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of September 30, 2005. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.

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

        At September 30, 2005, the bank had issued commitments to extend credit of $42.0 million through various types of lending arrangements, of which $36.9 million was at variable rates. The commitments expire over the next 18 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $8.2 million at September 30, 2005. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Item 3. Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5. Other Information.

         Not applicable.

Item 6. Exhibits.

10.1	A1A Document A114-2001 Standard Form of Agreement between Owner and Contractor with
Harrington Construction Co. and Graham Group Architects dated September 1, 2005.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        BEACH FIRST NATIONAL BANCSHARES, INC.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: November 9, 2005	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

Date: November 9, 2005	By: /s/ Richard N. Burch Richard N. Burch Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit

Number    Description

10.1	A1A Document A114-2001 Standard Form of Agreement between Owner and Contractor with
Harrington Construction Co. and Graham Group Architects dated September 1, 2005.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	Section 1350 Certifications.