Form 10KSB
period 2005-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2006-03-21
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
X	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

Title of each class	Name of each exchange on which registered
Common stock, $1.00 par value per share	The NASDAQ National Market

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                         Yes      No

The issuer’s revenue for the year ended December 31, 2005 was $ 12,665,596.

The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of March 3, 2006, was approximately $61,458,949. This calculation was based on the closing price of our common stock on March 3, 2006 of $23.99.

The number of shares outstanding of the issuer’s common stock was 3,174,458 at March 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated by reference in this Form 10-KSB in Part II, Items 6 and 7. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 is incorporated by reference in this Form 10-KSB in Part III, Items 9 through 12 and 14.

Transitional Small Business Disclosure Format.   (Check one):   Yes      No

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

General Overview

        We conduct a general commercial and retail banking business, emphasizing the needs of individual and small- to medium-sized businesses. We operate our banking business through our bank, Beach First National Bank. Our main office is located at the corner of Oak Street and Sixteenth Avenue in Myrtle Beach, South Carolina. In June 2001, we opened our first branch office, which is located at the northwest corner of the intersection of S.C. Highway 544 and U.S. Highway 17 in Surfside Beach, South Carolina. In November 2002, we opened our second branch office located in the Gator Hole Shopping Center in North Myrtle Beach, South Carolina, in February 2003, we opened our third office on Hilton Head Island, South Carolina, in July 2004, we opened our fourth office in the Litchfield/Pawleys Island area in the Willbrook Shopping Center and in January 2005, we opened our sixth office on the south end of Hilton Head Island in the Village at Wexford Shopping Center. We primarily serve the Grand Strand area of Myrtle Beach, South Carolina and Hilton Head Island, South Carolina. We have plans to expand our operations to serve the other coastal areas of South Carolina. We maintain an internet web site at http://www.beachfirst.com.

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

        Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

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

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Horry and Beaufort Counties and to a lesser extent Georgetown County. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 82.6% of our interest income for the year ended December 31, 2005. If an economic downturn occurs in the economy as a whole, or especially in the Horry and Beaufort County areas, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

        We may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and the risk of loss of key employees and customers.

Marketing Focus

        Most of the banks in the Grand Strand and on Hilton Head Island are now local branches of regional, super-regional, and large national banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Southeast, we believe that there has been a void in the community banking market in the Myrtle Beach and Hilton Head Island areas which we can successfully fill by adding additional branches. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but concentrate our efforts on individuals and small- to medium-sized businesses.

Operating and Growth Strategy

        Our goals are to be the leading community bank along the Grand Strand and on Hilton Head Island. We intend to achieve these goals by locating new branches in growing communities in our market areas, increasing asset size through internal growth, providing personalized service with a community focus, hiring and retaining high caliber and motivated employees, maintaining high asset quality, and offering our customers a variety of competitive products and services. These goals are intended to build long-term shareholder value.

Deposit Products

        Our principal source of funding is core deposits, of which approximately 92.4% were obtained from within our core markets as of December 31, 2005. We offer a full range of deposit services, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. We regularly review our deposit rates to ensure that we remain competitive in our markets. Due to the seasonal nature of our market areas, deposit growth is generally strongest during the summer months and loan demand usually reaches its peak during the winter months. Thus, we historically have a more favorable liquidity position during the summer months. To meet loan demand and liquidity needs during the winter months, we typically offer special rates on deposits.

Other Financial Services

        We offer NetTeller Internet banking with bill payment and cash management services. With NetTeller and PowerPay, customers can perform a variety of banking functions from their home or office computer. These services allow our customers to view images of checks, deposits (including the items that make up the deposit), and past statements, and also to transfer funds between Beach First accounts, download information to money management software packages, and pay bills. To help business customers streamline their day-to-day operations and leave more time to focus on their core lines of business, we also offer online cash management services, including business internet banking, ACH or electronic transactions, wire origination, sweep accounts, CD ROM statements, and consolidated analysis. Our goal with technology-oriented products such as NetTeller, cash management, and website is to supplement our high level of service by offering our customers a virtual key to the bank.

        We also offer other bank services including safe deposit boxes, direct deposit, and Visa Check Cards. We earn fees for most of these services, including debit and credit card transactions, sales of checks, and wire transfers. We also receive ATM transactions fees from certain transactions performed by both our depositors and others. We are associated with the STAR, Cirrus, and Plus ATM networks, which are available to our customers throughout the country.

Lending Activities

    General.        We emphasize a range of lending services, including real estate, commercial and consumer loans including home equity lines of credit, to individuals and small- to mid-size businesses that are located, or conduct a substantial portion of their business, in the Grand Strand and Hilton Head Island markets. At December 31, 2005, we had total loans of $311.7 million, representing 84.2% of our average earning assets. When we opened our bank, we introduced a strong credit culture based on traditional credit measures and our intimate knowledge of our markets through veteran bankers. We currently engage an outside firm to evaluate our loan portfolio on an annual basis for credit quality and a second outside firm for compliance issues. As of December 31, 2005, there were no loans 90 day or more past due still accruing interest, and we had no restructured loans. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.

        We have focused our lending activities primarily on small business owners, the professional market, including doctors and dentists, operating companies and commercial real estate developers. By focusing on this customer base and by serving each customer with a consistent relationship team of bankers, we have generated a loan portfolio with an average size loan of approximately $144,990 as of December 31, 2005. At the same time, we strive to maintain a diversified loan portfolio and limit the amount of our loans to any single customer. As of December 31, 2005, our 10 largest customer loan relationships represented approximately $71.1 million, or 21.7% of the loan portfolio.

        Real Estate Mortgage Loans. Loans secured by real estate mortgages are the principal component of our loan portfolio. We obtain a security interest in real estate whenever possible, in additional to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan. At December 31, 2005, we had loans secured by first or second mortgages on real estate that made up approximately $237.0 million or 75.8% of our loan portfolio.

        These loans will generally fall into one of three categories: commercial real estate loans, residential real estate loans and home equity loans. Most of our real estate loans are secured by residential or commercial property. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

•	Commercial Real Estate Loans. At December 31, 2005, our individual commercial real estate loans ranged in size from $10,000 to $5.0 million, as we have participated in credits in excess of our legal lending limit to correspondent banks. The average commercial real estate loan size was approximately $330,075. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis and attempt to determine the business risks and credit profile of each borrower. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. We prepare a credit analysis in addition to a cash flow analysis to support the loan. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements of the principal owners and require their personal guarantees. At December 31, 2005, commercial real estate loans (other than construction loans) amounted to $199.4 million, or approximately 64.0% of our loan portfolio. This includes various types of business purpose loans secured by commercial real estate.

•	Residential Real Estate Loans. We do not generally originate traditional long term residential mortgages for our portfolio, but we do issue traditional first and second mortgage residential real estate loans and home equity lines of credit. At December 31, 2005, our individual residential real estate loans ranged in size from $8,100 to $1.0 million, with an average loan size of approximately $144,616. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. We offer fixed and adjustable rate residential real estate loans with amortizations up to 20 years. We offer fixed rate and variable rate loans through a third party for terms greater than 20 years, rather than originating and retaining these loans ourselves. At December 31, 2005, residential real estate loans (other than construction loans) amounted to $20.7 million or 6.6% of our loan portfolio.

•	Home Equity Loans. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of fifteen years or less. We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity. At December 31, 2005, our individual home equity lines of credit amounted to $16.4 million or 5.3% of our loan portfolio. At December 31, 2005, loans ranged in size from $10,000 to $800,000, with an average balance of approximately $60,084.

        Real Estate Construction and Land Development Loans. We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. At December 31, 2005, our construction and development real estate loans ranged in size from approximately $30,000 to $9.7 million, with an average loan size of approximately $576,062.The duration of our construction and development loans generally is limited to 12 months, although payments may be structured on a longer amortization basis. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completions of the project or home and usually on the sale of the property or permanent financing. Specific risks include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	rising interest rates which may prevent sale of the property; and

•	failure to sell completed projects in a timely manner.

        We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees and by keeping the loan-to-value ratio of the completed project at or below 80%. At December 31, 2005, total construction and development loans amounted to $25.8 million, or 8.3% of our total loan portfolio.

        Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including retail, service industry, and professional service area. At December 31, 2005, our individual commercial business loans ranged in size from approximately $2,000 to $4.0 million, with an average loan size of approximately $61,713. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. At December 31, 2005, commercial business loans amounted to $42.2 million, or 13.5% of our total loan portfolio.

        We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7 (a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. Government guarantees of SBA loans do not exceed, and are generally less than, 75% of the loan.

        Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable, with negotiable terms. At December 31, 2005, our individual consumer loans ranged in size from $2,000 to $154,000, with an average loan size of approximately $14,671. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2005, consumer loans amounted to $7.5 million or 2.4% of our loan portfolio

        Credit Administration and Loan Review. We emphasize a strong credit culture based on traditional credit measures and our knowledge of our markets through experienced relationship managers. We maintain a continuous internal loan review system and engage an independent consultant on an annual basis to review loan files on a test basis to confirm our loan grading. Each loan officer is responsible for every loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is officially assigned to another officer. The compensation of our lending officers is dependent in part on the asset quality of their loan portfolios.

        Underwriting Procedures, Collateral, and Risk. We use our established credit policies and procedures when underwriting each type of loan. Although there are minor variances in the characteristics and criteria for each loan type, which variances may require additional underwriting procedures, we generally evaluate borrowers using the following defined criteria:

•	Character – we determine that the borrower has sound character and integrity by examining the borrower’s history.
•	Capital – we evaluate the borrower’s overall financial strength, as well as the equity investment in the asset being financed.
•	Collateral – we determine that the collateral is adequate from the standpoint of quality, marketability, value and income potential.
•	Capacity – we evaluate the borrower’s ability to service the debt.
•	Conditions – we underwrite the credit in light of the effects of external factors, such as economic conditions and industry trends.

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

        Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate these risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be reviewed by the internal management loan committee comprised of Mr. Standish, Ms. Huntley, and Mr. Springs. Individual loan authorities range from $25,000 to $750,000. Any two concurring members of our management loan committee can approve loans up to $1.5 million. If a loan exceeds $1.5 million, then the board of directors’ loan committee comprised of Mr. Standish and six other directors may approve the loan up to 15% of our capital and surplus or legal lending limit. We do not make any loans to any of our directors or executive officers unless the loan is approved by the loan committee and reviewed by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with us. We take steps to protect against losses due to hurricanes and weather phenomena by requiring customers to carry appropriate insurance.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. This limit will increase or decrease as the bank’s capital increases or decreases. Based upon the capitalization of the bank at December 31, 2005, our legal lending limit was approximately $6.6 million. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit.

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

Employees

        At December 31, 2005, we employed a total of 62 full-time and 8 part-time employees. The company believes that the relations with its employees are good.

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

Check 21

        On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	Allows check truncation without making it mandatory;
•	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	Legalizes substitutions for and replacements of paper checks without agreement from consumers;
•	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
•	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

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

        The Bank Holding Company Act. Under the Bank Holding Company Act (BHCA), our holding company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the holding company level are limited to:

•	banking and managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

        Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;
•	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
•	merging or consolidating with another bank holding company.

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

        Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;
•	engaging in certain insurance and discount brokerage activities;
•	performing certain data processing services;
•	acting in certain circumstances as a fiduciary or investment or financial adviser;
•	owning savings associations; and
•	making investments in certain corporations or projects designed primarily to promote community welfare.

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

        The Office of the Comptroller of the Currency and the FDIC regulate or monitor virtually all areas of our bank’s operations, including:

•	security devices and procedures;
•	adequacy of capitalization and loss reserves;
•	loans;
•	investments;
•	borrowings;
•	deposits;
•	mergers;
•	issuances of securities;
•	payment of dividends;
•	interest rates payable on deposits;
•	interest rates or fees chargeable on loans;
•	establishment of branches;
•	corporate reorganizations;
•	maintenance of books and records; and
•	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

        Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;
•	information systems and audit systems;
•	loan documentation;
•	credit underwriting;
•	interest rate risk exposure; and
•	asset quality.

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

        The Federal Reserve Board issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

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

        Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the bank will be able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers, but not de-novo branching.

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

        Other Regulations. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

        Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activity of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;
•	raise additional capital;
•	restrict their growth, deposit interest rates, and other activities;
•	improve their management;
•	eliminate management fees; or
•	divest themselves of all or a part of their operations.

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

Item 2.   Description of Property

        We currently operate from a six branch network along the South Carolina coast. Our branch offices are located in Beaufort, Horry, and Georgetown Counties.

Type of Office	Location	Leased or Owned

Main office	1550 Oak Street, Myrtle Beach, South Carolina 29577	Owned

Branch	Highway 544 in the Sayebrook Village Shopping Center in Surfside	Leased (1)
Beach, which is south of Myrtle Beach

Branch	Gator Hole Shopping Center at 710 Highway 17 North, North Myrtle	Leased (1)
Beach, which is in the northern end of the Grand Strand

Branch	Willbrook Shopping Center in Pawleys Island, which is in Georgetown	Leased
County at the southern end of the Grand Strand

Branch	Pineland Station Office Building at 430 William Hilton Parkway, Hilton	Leased
Head Island

Branch	The Village at Wexford Shopping Center at 1000 William Hilton Parkway,	Leased
Hilton Head Island

(1)    We own the building but lease the land.

        On February 8, 2006, we entered into a Commercial Purchase Agreement with Ford Shelley, Jr. (“Buyer”) related to the sale of our main office located at 1550 Oak Street, Myrtle Beach, South Carolina for $1.5 million.

        Closing, which is scheduled for March 2006, is expressly contingent upon the parties entering into a lease agreement wherein we will lease back the property from Buyer. Our new headquarters, being built in partnership with Nelson Mullins Riley & Scarborough, LLP, is expected to open in summer 2006 at the corner of 38th Avenue North and Grissom Parkway. Once completed, we will move our main office to this location and Nelson Mullins Riley & Scarborough will relocate its Myrtle Beach legal office to the building. We purchased the land for approximately $1.8 million, and we intend to contribute the land to an entity of which we will own two-thirds and Nelson Mullins Riley & Scarborough will own one-third. We will finance the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project. We estimate that the total land and construction project will cost $7.0 million, exclusive of tenant improvements. We will lease two-thirds of the building (approximately 30,000 square feet) from the entity that owns the building. Because we will initially only occupy approximately 11,000 square feet of space, we intend to lease the other 19,000 square feet of our portion to outside tenants. Nelson Mullins Riley & Scarborough will lease the remaining one-third of the building from the entity that owns it.

        We believe that all of our properties are adequately covered by insurance.

Item 3.   Legal Proceedings.

        There are no material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II
Item 5.   Market for Common Equity and Related Stockholder Matters.

        Our common stock was approved for listing on The NASDAQ National Market in June 2005 under the symbol “BFNB.” Prior to such listing, our common stock was quoted on the OTC Bulletin Board under the symbol “BFNB.OB.” As of March 3, 2006, we had approximately 1,383 shareholders of record. Unless otherwise noted, the following table shows the high and low sales prices published by NASDAQ for each quarter within the last two fiscal years.

	High	Low
Year end 2005:
First Quarter *	20.20	19.65
Second Quarter*	19.75	19.25
Third Quarter	19.92	19.83
Fourth Quarter	24.50	24.50

Year end 2004:
First Quarter *	14.00	13.93
Second Quarter *	18.00	17.75
Third Quarter *	18.00	17.50
Fourth Quarter *	20.50	20.50

_____________________________________
* For the periods indicated, the table shows the reported high and low bid information (adjusted for stock splits) on the OTC Bulletin Board. The prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

        To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors. The company declared a 3 for 2 stock split in June 2004 and has not paid any cash dividends.

Item 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

        In response to this Item, the information contained on pages 8 through 21 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 7.   Financial Statements

        In response to this Item, the information contained on pages 23 through 46 of the company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 8A.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005.

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

Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        In response to this Item, additional information is contained on page 13 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 is incorporated herein by reference.

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

Item 10.  Executive Compensation

        In response to this Item, the information contained on pages 6 through 8 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        In response to this Item, the information contained on pages 6 through 9 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

        In response to this Item, the information contained on page 13 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 is incorporated herein by reference.

Item 13.  Exhibits

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.1.	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.2.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

10.1	Employment Agreement of Walter E. Standish, III with the Company dated March 4, 2000 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2005).*

10.2	Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.3	Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.4	Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.5	Employment Agreement of Walter E. Standish, III with the Company dated February 24, 2004 (incorporated to Exhibit 10.5 to the Company’s Form 10-KSB filed with the SEC on March 19, 2004).*

10.6	Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended December 31, 1996).*

10.7	Commercial Purchase Agreement between Ford Shelley, Jr. and the Company dated February 8, 2006.

10.8	Amendment to Employment Agreement of Walter E. Standish, III with the Company dated December 29, 2005.*

13	Annual Report to Shareholders for the year ended December 31, 2005.

21.1	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

__________________________
* Indicates Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.

Item 14.   Principal Accountant Fees and Services

        In response to this Item, the information contained on page 12 of the company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2006 is incorporated herein by reference.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: March 20, 2006	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

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

Signature	Title	Date

/s/ Michael Bert Anderson Michael Bert Anderson	Director	March 20, 2006

/s/ Orvis Bartlett Buie Orvis Bartlett Buie	Director	March 20, 2006

/s/ Raymond E. Cleary, III Raymond E. Cleary, III	Chairman and Director	March 20, 2006

/s/ E.Thomas Fulmer E.Thomas Fulmer	Director	March 20, 2006

/s/ Michael D. Harrington Michael D. Harrington	Director	March 20, 2006

/s/ Joe N. Jarrett, Jr. Joe N. Jarrett, Jr.	Director	March 20, 2006

/s/ Richard E. Lester Richard E. Lester	Director	March 20, 2006

Signature	Title	Date

/s/ Leigh Ammons Meese Leigh Ammons Meese	Director	March 20, 2006

/s/ Rick H. Seagroves Rick H. Seagroves	Director	March 20, 2006

/s/ Don J. Smith Don J. Smith	Director	March 20, 2006

/s/ Samuel Robert Spann Samuel Robert Spann	Director	March 20, 2006

/s/ B. Larkin Spivey, Jr. B. Larkin Spivey, Jr.	Director	March 20, 2006

/s/ Walter E. Standish, III Walter E. Standish, III	President, CEO and Director	March 20, 2006

/s/ James C. Yahnis James C. Yahnis	Director	March 20, 2006

/s/ Richard N. Burch Richard N. Burch	Chief Financial Officer and Principal Accounting Officer	March 20, 2006

Exhibit List:

3.1.	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95562 on Form S-1).

3.2.	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.1.	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.2.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

10.1	Employment Agreement of Walter E. Standish, III with the Company dated March 4, 2000 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-KSB for the year ended December 31, 2005).*

10.2	Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.3	Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.4	Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.5	Employment Agreement of Walter E. Standish, III with the Company dated February 24, 2004 (incorporated to Exhibit 10.5 to the Company’s Form 10-KSB filed with the SEC on March 19, 2004).*

10.6	Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended December 31, 1996).*

10.7	Commercial Purchase Agreement between Ford Shelley, Jr. and the Company dated February 8, 2006.

10.8	Amendment to Employment Agreement of Walter E. Standish, III with the Company dated December 29, 2005.*

13	Annual Report to Shareholders for the year ended December 31, 2005.

21.1	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

__________________________
* Indicates Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-KSB.