Form 10-Q
period 2006-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2006-05-11
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was requited to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes        No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                   Large accelerated filer                           Accelerated filer                      Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes        No

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 30, 2006, 3,174,508 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes        No

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Condensed Balance Sheets

	March 31,		December 31,
	2006	2005	2005
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$4,599,760	$4,537,722	$4,284,868
Federal funds sold and short-term investments	6,133,853	16,707,372	25,521,071
Investment securities available for sale	52,099,895	34,748,012	43,975,876
Loans, net	344,306,128	218,587,069	307,424,435
Federal Reserve Bank stock	534,000	309,000	534,000
Federal Home Loan Bank stock	2,318,100	1,336,400	2,011,400
Premises and equipment, net	8,373,573	5,267,876	6,672,507
Cash value of life insurance	3,331,263	3,209,759	3,301,417
Other assets	5,012,133	2,871,932	3,663,660

Total assets	$426,708,705	$287,575,142	$397,389,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$28,884,753	$28,111,244	$31,152,603
Interest bearing deposits	308,985,257	212,551,306	279,741,607

Total deposits	337,870,010	240,662,550	310,894,210
Advances from Federal Home Loan Bank	32,500,000	19,000,000	34,000,000
Other borrowings	3,299,945	-	1,504,009
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	2,648,541	1,254,330	1,555,602

Total liabilities	386,628,496	271,226,880	358,263,821

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares
authorized; 3,174,458 issued and outstanding at
March 31, 2006 and 2,016,158 at March 31, 2005
and 3,169,958 at December 31, 2005	3,174,458	2,016,158	3,169,958
Paid-in capital	30,215,578	11,351,276	30,157,843
Retained earnings	7,725,389	3,635,791	6,513,582
Accumulated other comprehensive income (loss)	(1,035,216)	(654,963)	(715,970)

Total shareholders’ equity	40,080,209	16,348,262	39,125,413

Total liabilities and shareholders’ equity	$426,708,705	$287,575,142	$397,389,234

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc, and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Condensed Statements of Income
(unaudited)

	Three Months Ended		For the Year Ended
	March 31,		December 31,
	2006	2005	2005
	(unaudited)	(unaudited)	(audited)
INTEREST INCOME
Interest and fees on loans	$6,823,870	$3,635,643	$18,938,675
Investment securities	582,144	393,722	1,838,313
Federal funds sold	145,054	28,154	127,961
Other	5,256	-	15,682

Total interest income	7,556,324	4,057,519	20,920,631

INTEREST EXPENSE
Deposits	2,696,889	1,080,257	5,912,891
Advances from the FHLB and federal funds purchased	341,889	124,865	747,209
Junior subordinated debentures	177,247	66,967	528,812

Total interest expense	3,216,025	1,272,089	7,188,912

Net interest income	4,340,299	2,785,430	13,731,719

PROVISION FOR POSSIBLE LOAN
LOSSES	522,200	500,000	2,184,000

Net interest income after provision
for possible loan losses	3,818,099	2,285,430	11,547,719

NONINTEREST INCOME
Service fees on deposit accounts	127,965	140,461	549,689
Gain on sale of loan	22,259	14,610	14,610
Loss on sale of investment securities	-	(529)	(3,935)
Income from cash value life insurance	34,850	25,338	89,809
Mortgage loan referral fees	66,385	39,821	249,757
Other income	60,061	43,479	217,947

Total noninterest income	311,520	263,180	1,117,877

NONINTEREST EXPENSES
Salaries and wages	1,023,484	794,166	3,371,922
Employee benefits	234,307	171,506	675,496
Supplies and printing	28,439	26,316	101,889
Advertising and public relations	83,515	72,971	295,509
Professional fees	77,522	72,707	327,130
Depreciation and amortization	130,402	126,484	539,406
Occupancy	189,484	183,815	724,313
Data processing fees	116,969	109,688	455,646

Other operating expenses	353,671	229,985	1,053,867

Total noninterest expenses	2,237,793	1,787,638	7,545,178

Income before income taxes	1,891,826	760,972	5,120,418

INCOME TAX EXPENSE	680,019	279,120	1,760,775

Net income	$1,211,807	$481,852	$3,359,643

BASIC NET INCOME PER COMMON SHARE	$.38	$.24	$1.27

DILUTED NET INCOME PER COMMON SHARE	$.37	.23	$1.23

Weighted average common shares outstanding - basic	3,172,108	2,014,391	2,650,576
Weighted average common shares outstanding - diluted	3,243,080	2,105,422	2,740,899

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Changes in Shareholders’ Equity
and Comprehensive Income
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2004	2,013,508	$2,013,508	$11,335,982	$3,153,939	$(170,467)	$16,332,962
Net income	-	-		481,852	-	481,852
Other comprehensive income, net of taxes:
Unrealized gain on investment securities	-	-	-	-	(484,829)	(484,829)
Plus Reclassification adjustments for gains
included in net income					333	333

Comprehensive income	-	-	-	-	-	(484,496)
Exercise of stock options	2,650	2,650	15,294	-	--	17,944

BALANCE, MARCH 31, 2005	2,016,158	$2,016,158	$11,351,276	$3,635,791	$(654,963)	$16,348,262

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2005	3,169,958	$3,169,958	$30,157,843	$6,513,582	$(715,970)	$39,125,413
Net income	-	-		1,211,807	-	1,211,807
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(319,246)	(319,246)
Plus Reclassification adjustments for gains
included in net income	-	-	-	-	-	-

Comprehensive income	-	-	-	-	-	892,560
Exercise of stock options	4,500	4,500	57,735	-	-	62,235

BALANCE, MARCH 31, 2006	3,174,458	$3,174,458	$30,215,578	$7,725,389	$(1,035,216)	$40,080,209

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended		For the Year Ended
	March 31,		December 31,
	2006	2005	2005
			(audited)
OPERATING ACTIVITIES
Net income	$1,211,807	$481,852	$3,359,643
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Deferred income taxes	(747,735)	-	23,781
Provisions for loan losses	522,200	500,000	2,184,000
Depreciation and amortization	130,402	125,558	539,406
Accretion of deferred loan fees	317,004	(395,850)	(1,302,357)
Loss on sale of investment securities	-	-	3,935
Discount accretion and premium amortization	16,180	7,336	(45,404)
Increase in other assets	(436,277)	(368,261)	(917,049)
Increase in other liabilities	1,092,939	319,904	621,177
Investment in Beach First National Trust	-	-	(310,000)

Net cash provided by operating activities	2,106,520	670,539	4,157,132

INVESTING ACTIVITIES
Purchase of investment securities	(8,623,906)	-	(14,707,381)
Purchase of FHLB stock	(306,700)	(266,200)	(941,200)
Purchase of Federal Reserve stock	-	-	(225,000)
Proceeds from sale of investment securities	-	708,697	6,148,824
Decrease (increase) in Federal funds sold	19,387,218	(16,244,303)	(25,058,002)
Increase in loans, net	(37,720,897)	(29,631,293)	(119,246,152)
Purchase of premises and equipment	(1,831,468)	(711,621)	(2,540,328)
Purchase of life insurance contracts	(29,846)	21,191	10,227

Net cash used in investing activities	(29,125,599)	(46,123,529)	(156,559,012)

FINANCING ACTIVITIES
Advances from Federal Home Loan Bank	(1,500,000)	2,500,000	17,500,000
Net increase in deposits	26,975,800	37,493,592	107,725,252
Advances from junior subordinated debentures	-	5,155,000	5,155,000
Exercise of stock options	62,235	17,944	44,313
Proceeds from other borrowings	1,795,936	-	1,504,009
Proceeds from stock issuance, net	-	-	19,933,988

Net cash provided by financing activities	27,333,971	45,166,536	151,862,572

Net increase (decrease) in cash and cash equivalents	314,892	(286,454)	(539,308)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	$4,284,868	$4,824,176	$4,824,176

CASH AND DUE FROM BANKS, END OF PERIOD	$4,599,760	$4,537,722	$4,284,868

CASH PAID FOR
Income taxes	$680,019	$760,792	$2,084,279

Interest	$3,216,025	$1,272,089	$6,795,301

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005.

2.     Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries, Beach First National Bank and BFNM, LLC (See 5. Investment in BFMN, LLC below). The Company also owns two grantor trusts, Beach First National Trust I and Beach First National Trust II. All significant inter-company items and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the financial statements of the trusts have not been included in the Company’s financial statements.

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

In 2005, the board of directors approved the listing on the NASDAQ National Market System. The stock began trading on NASDAQ on June 9, 2005, under the symbol of “BFNB.”

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

For the Three Months Ended
March 31, 2006

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,211,807	3,172,108	$0.38
Effect of Diluted Securities:
Stock options	-	70,972	(.01)

Diluted EPS	$1,211,807	3,243,080	$0.37

For the Three Months Ended
March 31, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$481,852	2,014,391	$0.24
Effect of Diluted Securities:
Stock options	-	91,031	(.01)

Diluted EPS	$481,852	2,105,422	$0.23

4 – Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees(as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of the grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In December 2005, the Company elected to fully vest all outstanding options effective immediately. No options were issued during the quarter ended March 31, 2006.

	Three Months ended March 31,
	2006		2005
Net income, as reported		$1,211,807		$481,852
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects
		-		25,706

Pro forma net income		$1,211,807		$456,146

Earnings per share:	$		$
Basic - as reported		$0.38		$0.24

Basic - pro forma		$0.38		$0.23

Diluted - as reported		$0.37		$0.23

Diluted - pro forma		$0.37		$0.22

5 – Investment in BFNM, LLC

The Company formed a subsidiary, BFNM Building, LLC in partnership with our legal counsel, Nelson Mullins Riley & Scarborough LLP, for purposes of acquiring a parcel of land and constructing an office building on the property. The Company owns two-thirds of BFNM Building, LLC and Nelson Mullins Riley & Scarborough owns the remaining one-third. The building will be a three-story, 46,066 square foot office building located on 3.5 acres at the southwest corner of Robert Grissom Parkway and 38th Avenue North in Myrtle Beach, South Carolina. Once completed, the Company will move its main office to this location and Nelson Mullins Riley & Scarborough will relocate its Myrtle Beach legal office to the building. BFNM Building, LLC purchased the land for approximately $1.8 million and it is financing the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project. The Company estimates that the total land and construction project will cost approximately $7.0 million, exclusive of tenant improvements. The Company intends to lease two-thirds of the building (approximately 30,000 square feet) from the entity that owns the building. Because the Company will initially only occupy approximately 11,000 square feet of space, it intends to lease the other 19,000 square feet of its portion to outside tenants. Nelson Mullins Riley & Scarborough will lease the remaining one-third of the building from the entity that owns it.

On September 1, 2005, BFNM Building, LLC entered into an A1A Document A114-2001 Standard Form of ® Agreement between Owner and Contractor with Harrington Construction Co. and Graham Group Architects to construct the building on the property for $5,237,478. Michael Harrington, a member of the Company’s board of directors, is the owner and president of Harrington Construction Co. The Company expects that the building will be completed by September 2006. Harrington Construction Co. was awarded the contract after a competitive bidding process. Harrington Construction Co.‘s total fee for the project is $233,116. As of March 31, 2006, $3.3 million in advances have been drawn on the BFNM, LLC construction loan.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2005 as filed on our Form 10-KSB.

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

Overview

        The following discussion describes our results of operations for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Earnings Review

        Our net income was $1,211,807, or $0.37 diluted net income per common share, for the three months ended March 31, 2006 as compared to $481,852, or $0.23 diluted net income per common share, for the same period in 2005.

The increase in net income reflects our continued growth, with average earning assets increasing to $398.5 million during the first three months of 2006 from $249.0 million during the same period of 2005. The return on average assets for the three month period ended March 31, 2006 was 1.17% as compared to 0.73% for the same period in 2005. The return on average equity was 12.02% for the three month period ended March 31, 2006 versus 11.5% for the same period in 2005.

Net Interest Income

        Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first three months of 2006, net interest income increased 55.8% to $4,340,299 from $2,785,430 for the same period of 2005. The growth in net interest income resulted from an increase of $3,498,805 in interest income, partially offset by an increase in interest expense of $1,943,936. Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio and the increases in the prime rate are the primary drivers of the increase in net interest income. Average total loans increased from $260.9 million in the first three months of 2005 to $333.8 million in the same period in 2006. The prime rate has increased 225 basis points since February 2005. In addition, average securities increased to $51.0 million in the first three months of 2006 compared to $37.3 million for the first three months of 2005. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.88% in the first three months of 2006 compared to 4.21% during the same period of 2005. The net interest margin was 4.42% for the three month period ended March 31, 2006 compared to 4.54% for the same period of 2005. The decline in the net interest spread and the net interest margin are due to the rising interest rate environment and the increased competition in our markets for deposits.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $522,200 for the first three months of 2006 and $500,000 for the same period of 2005. The increase in the provision was the result of increased loan growth and management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio. Please see the discussion below under “Allowance for Possible Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

        Noninterest income increased to $311,520 for the three months ended 2006, up 18.4% from $263,180 for the same period in 2005. Service fees on deposit accounts, the largest component of noninterest income, decreased 8.9% to $127,965 for the three months ended 2006 from $140,461 for the same period in 2005. Service fees on deposit accounts decreased due to increases in the analysis rate charged on commercial demand accounts and increased usage of electronic services by personal checking customers. Income from cash value life insurance was $34,850 for the first three months of 2006 compared to $25,338 for the same period in 2005. Mortgage loan referral fees increased to $66,385 during the three months ended March 31, 2006 compared to $39,821 for the same period in 2005. This increase is primarily due to the increased mortgage activity in all of our markets. Other income increased 38.1% to $60,061 for the three months ended March 31, 2006 from $43,479 for the same period in 2005. Other income is primarily made up of debit card and ATM fee income in addition to charges on check sales.

Noninterest Expense

        Total noninterest expense increased 25.2% to $2,237,793 for the three month period ended March 31, 2006 from $1,787,638 for the same period in 2005. As an annualized percentage of average total assets, our total noninterest expenses decreased from 2.7% in 2005 to 2.0% in 2006. While our total assets have grown at a 64.1% growth rate over year-end 2005 compared to year-end 2004 and 48.4 %for the first three months of 2006 compared to the same period in 2005, we have been able to manage our expenses while accommodating our growth. Salary and wages and employee benefits expense increased $292,119 to $1,257,791 during the three month period ended March 31, 2006 compared to the same period in 2005. These increases are the result of personnel additions, normal compensation adjustments, higher costs associated with group insurance coverage, and certain incentive awards.

        For the three months ended March 31, 2006, advertising and public relations costs increased $10,544 to $83,515. This increase was due primarily to special promotions, such as newspaper advertisements, to attract deposits in all markets. Professional fees increased $4,815 to $77,522 for the three month period ended March 31, 2006 compared to the same period in 2005. These fees continue to increase due to our growth, the regulatory fees associated with such growth, and the cost of accounting, auditing, and legal services for a public company.

        Occupancy expenses increased $5,669 to $189,484 during the three months ended March 31, 2006 compared to the same period in 2005. As we continue to expand, we expect that occupancy costs will continue to increase.

        Data processing fees increased during the three months ended March 31, 2006 to $116,969 from $109,688 during the same period in 2005. Data processing costs are primarily related to the volume of loan and deposit accounts and associated transaction activity. We believe our data processing costs are consistent with our expansion.

        Other operating expenses increased 53.8% to $353,671 during the three months ended March 31, 2006 compared to $229,985 during the same period in 2005. These increases are primarily the result of increased operating expenses related to the growth of the company, along with other expenses associated with the expansion of loans and deposits. Specifically, credit and collection expenses increased $10,110, furniture and equipment increased $10,986, dues and subscriptions increased $9,402, travel expenses increased $13,989, director deferred compensation plan expenses increased $35,528, merchant expenses increased $7,127, NASDAQ expenses were $6,125, debit/ATM expenses increased $4,862, collectively totaling $98,129, or 79% of the total increase of $123,686.

Balance Sheet Review

General

        We had total assets of $426.7 million at March 31, 2006, an increase of 48.4% from $287.6 million at March 31, 2005. Total assets consisted primarily of $344.3 million in net loans, $55.0 million in investments, $6.1 million in federal funds sold and short-term investments, and $4.6 million in cash and due from banks. Our liabilities at March 31, 2006 totaled $386.6 million, consisting primarily of $337.9 million in deposits, $32.5 million in FHLB advances, and $10.3 million of junior subordinated debentures. Our total deposits increased to $337.9 million at March 31, 2006, up 40.4% from $240.7 million at March 31, 2005. Shareholder’s equity increased $23.7 million, primarily as a result of a secondary offering in the later part of the second quarter of 2005.

Investment Securities

        Total investment securities averaged $51.0 million during the first three months of 2006 and totaled $55.0 million at March 31, 2006. Total investment securities averaged $37.3 million during the first three months of 2005 and totaled $36.4 million at March 31, 2005. At March 31, 2006, our total investment securities portfolio had a book value of $56.5 million and a fair market value of $55.0 million for an unrealized net loss of $1.5 million. We primarily invest in U.S. Government Agency and U.S. Agency mortgage backed securities.

        At March 31, 2006, short-term investments totaled $6.1 million, compared to $16.7 million at March 31, 2005. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. This decline in short-term investments is primarily due to higher loan demand during this quarter and the competitive market for deposits.

Loans

        Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of March 31, 2006, loans represented 83.8% of average earning assets as compared to 83.1% at March 31, 2005. At March 31, 2006, net loans (gross loans less the allowance for loan losses and deferred loan fees) totaled $344.3 million, an increase of $125.7 million, or 57.5%, from March 31, 2005. Average gross loans increased from $333.8 million with a yield of 8.29% during the first three months of 2006 to $206.9 million with a yield of 7.13% during the same period in 2005. The increase in yield on loans during these periods is due to the increasing interest rate environment in 2005 and 2006. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

        The following table summarizes the composition of our loan portfolio at March 31, 2006 and 2005.

Composition of Loan Portfolio

	At March 31,
	2006		2005
		Percent		Percent
	Amount	of Total	Amount	of Total

Commercial	$44,178,927	12.64%	$34,520,846	15.56%
Real estate - construction	35,068,148	10.03	18,467,951	8.32
Real estate - mortgage	262,940,150	75.23	161,818,367	72.92
Consumer	7,318,855	2.10	7,098,917	3.20

Loans, gross	349,506,080	100.00%	221,906,081	100.00%

Deferred loan fees	(317,004)		(400,020)
Allowance for loan losses	(4,882,948)		(2,918,992)

Loans, net	$344,306,128		$218,587,069

        The principal component of our loan portfolio at March 31, 2006 and 2005 was mortgage loans, which represented 75.23% and 72.92%, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

        At March 31, 2006, the allowance for loan losses was $4.9 million, or 1.40% of total outstanding loans, compared to an allowance for loan losses of $2.9 million, or 1.32% of total outstanding loans, at March 31, 2005. During the first three months of 2006, we had one charge-off totaling $5,496. During the same period in 2005, we had three charge-offs totaling $7,900. We had non-performing loans totaling $1.9 million and $299,172 at March 31, 2006 and March 31, 2005, respectively. While there can be no assurances, we do not expect significant losses relating to these nonperforming loans because we believe that the collateral supporting these loans is largely sufficient to cover the outstanding loan balance. The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Average loans outstanding	$333,815,888	$206,875,888
Total loans outstanding at period end	349,189,076	221,506,061
Total nonperforming loans	1,899,166	299,172

Beginning balance of allowance	$4,364,287	$2,421,839
Total loans charged off	5,496	7,900
Total recoveries	1,957	5,053

Net loans charged off	3,539	2,847
Provision for loan losses	522,200	500,000

Balance at period end	$4,882,948	$2,918,992

Net charge-offs to average total loans	0.00%	0.00%
Allowance as a percentage of total loans	1.40%	1.32%
Allowance for loan losses to nonperforming loans	257.11%	976.25%
Nonperforming loans as a percentage of total loans	0.54%	0.14%

        The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of March 31, 2006. We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

As of March 31, 2006
Commercial	$618,686	12.64%
Real estate - construction	360,527	10.03
Real estate - mortgage	2,204,293	75.23
Consumer	110,030	2.10
Unallocated	1,589,412	-

Total allowance for
loan losses	$4,882,948	100.0%

Nonperforming Assets

        We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At March 31, 2006, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Deposits

        Average total deposits were $326.5 million for the three months ended March 31, 2006, up 50.0% from $218.3 million during the same period in 2005. Average interest-bearing deposits were $296.5 million for three months ended March 31, 2006, up 57.8% from $187.9 million during the same period of 2005.

        The following table sets forth our deposits by category as of March 31, 2006 and March 31, 2005.

	As of March 31,
	2006		2005
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits

Noninterest bearing demand	$28,884,753	8.5%	$28,111,244	11.7%
Interest bearing demand	23,135,091	6.9%	20,100,948	8.3%
Money market	69,333,354	20.5%	82,035,974	34.1%
Savings	3,268,256	1.0%	3,520,795	1.5%
Time deposits less than $100,000	115,576,388	34.2%	54,321,024	22.6%
Time deposits of $100,000 or over	97,672,168	28.9%	52,572,565	21.8%

Total	$337,870,010	100.0%	$240,662,550	100.0%

        Deposit growth was attributable to internal growth and the generation of new deposit accounts due primarily to special promotions and increased advertising. Demand deposit accounts increased as a result of an expanded focus on demand deposit accounts in addition to the opening of new branch offices in 2005. Interest bearing checking accounts increased primarily due to a change mandated by the South Carolina Bar Association requiring that all lawyer trust accounts be interest bearing. This created a shift from demand deposit accounts to interest bearing checking accounts.

        Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $240.2 million at March 31, 2006, an increase of 27.7% compared to $188.1 million at March 31, 2005. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were 71.1% at March 31, 2006 and 78.2% at March 31, 2005. Our loan-to-deposit ratio was 103.4% at

March 31, 2006 versus 92.0% at March 31, 2005. The average loan-to-deposit ratio was 100.0% during the first three months of 2006 and 94.7% during the same period of 2005.

Advances from Federal Home Loan Bank

        In addition to deposits, we obtained funds from the FHLB to help fund our loan growth. Average borrowings from the FHLB were $35.6 million during the first quarter of 2006 and totaled $32.5 million at March 31, 2006. The following table reflects the current borrowing terms.

FHLB Description	Balance	Current Rate	Maturity Date
Fixed Rate Credit	$5,000,000	4.76%	10/21/2010
Convertible	5,000,000	4.27%	08/19/2010
Convertible	7,500,000	4.51%	11/23/2010
Convertible	5,000,000	3.44%	03/10/2015
Convertible	5,000,000	3.68%	07/13/2015
Convertible	5,000,000	4.06%	09/29/2015

	$32,500,000

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

        Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $44,534 at March 31, 2006 and $69,000 at March 31, 2005. These costs are included in other assets on our consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $836 for the three month period ended March 31, 2006 and $625 for the three month period ended March 31, 2005. These costs are reported in other noninterest expense on the consolidated statement of income.

        The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 7.314% and 6.810% at March 31, 2006. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. We have the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. We have no current intention to exercise our right to defer payments of interest on the trust preferred securities. We have the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. We may also redeem the trust preferred securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

Capital Resources

        The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. We are also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-

capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

        The Federal Reserve guidelines contain an exemption from the capital requirements for “small bank holding companies.” On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Prior to adoption of this new rule, our holding company was subject to these capital guidelines, as it had more than $150 million in assets. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

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

        At March 31, 2006, our total shareholders’ equity was $40.1 million ($40.1 million at the bank level). At March 31, 2006, our Tier 1 capital ratio was 14.5% (11.9% at the bank level), our total risk-based capital ratio was 15.9% (13.1% at the bank level), and our Tier 1 leverage ratio was 12.4% (10.0% at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

        Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $16.4 million. We also have a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $16.7 million at March 31, 2006. The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At March 31, 2006, we had borrowed $32.5 million on this line. We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity needs for the next 12 months.

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

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of March 31, 2006. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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

        At March 31, 2006, the bank had issued commitments to extend credit of $40.6 million through various types of lending arrangements, of which $38.5 million was at variable rates. The commitments expire over the next 18 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $5.3 million at March 31, 2006. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Recently Issued Accounting Standards

        The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by us.

        In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does note believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

        Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in Item 2 in the section captioned “Interest Rate Sensitivity” is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

        The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At March 31, 2006, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $4.84 million. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $273.6 million at March 31, 2006.

Item 4.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors.

        There were no material changes from the risk factors presented in our annual report on Form 10-KSB for the year ended December 31, 2005.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        Not applicable.

Item 3.   Defaults Upon Senior Securities.

        Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5.   Other Information.

        Not applicable.

Item 6.   Exhibits.

Exhibit        Description

31.1             Rule 13a-14(a) Certification of the Principal Executive Officer

31.2             Rule 13a-14(a) Certification of the Principal Financial Officer

32                Section 1350 Certifications

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: May 11, 2006	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

Date: May 11, 2006	By: /s/ Richard N. Burch Richard N. Burch Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number        Description

31.1             Rule 13a-14(a) Certification of the Principal Executive Officer

31.2             Rule 13a-14(a) Certification of the Principal Financial Officer

32                Section 1350 Certifications