Form 10-Q
period 2006-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2006-08-11
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On August 1, 2006, 3,179,008 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1.   Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Balance Sheets

	June 30,		December 31,
	2006	2005	2005
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$7,656,305	$5,554,721	$4,284,868
Federal funds sold and short term investments	1,140,600	9,951,047	25,521,071
Investment securities available for sale	55,981,528	42,618,511	43,975,876
Loans, net	375,325,808	246,481,357	307,424,435
Federal Reserve Bank stock	984,000	309,000	534,000
Federal Home Loan Bank stock	2,318,100	1,336,400	2,011,400
Premises and equipment, net	9,573,056	5,118,058	6,672,507
Cash value life insurance	3,361,903	3,240,520	3,301,417
Other assets	5,517,653	2,680,283	3,663,660

Total assets	$461,858,953	$317,289,897	$397,389,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$32,062,917	$30,108,671	$31,152,603
Interest bearing deposits	338,648,329	218,839,604	279,741,607

Total deposits	370,711,246	248,948,275	310,894,210
Advances from Federal Home Loan Bank	32,500,000	19,000,000	34,000,000
Other borrowings	4,971,581	-	1,504,009
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	2,546,114	1,264,036	1,555,602

Total liabilities	421,038,941	279,522,311	358,263,821

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares
authorized; shares issued and outstanding - 3,174,508 at
June 30, 2006, 3,168,458 at June 30, 2005, and
3,169,958 at December 31, 2005	3,174,508	3,168,458	3,169,958
Paid-in capital	30,215,895	30,355,287	30,157,843
Retained earnings	9,148,480	4,299,040	6,513,582
Accumulated other comprehensive income (loss)	(1,718,871)	(55,199)	(715,970)

Total shareholders' equity	40,820,012	37,767,586	39,125,413

Total liabilities and shareholders' equity	$461,858,953	$317,289,897	$397,389,234

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$14,623,038	$7,965,420	$7,799,168	$4,329,777
Investment securities	1,262,116	840,818	679,972	447,096
Fed funds sold & short term investments	236,985	73,290	86,675	43,091

Total interest income	16,122,139	8,879,528	8,565,815	4,819,964

INTEREST EXPENSE
Deposits	5,850,959	2,442,335	3,154,070	1,362,078
Advances from the FHLB and federal funds purchased	687,414	275,201	345,525	150,336
Junior subordinated debentures	366,827	209,513	189,580	140,500

Total interest expense	6,905,200	2,927,049	3,689,175	1,652,914

Net interest income	9,216,939	5,952,479	4,876,640	3,167,050

PROVISION FOR POSSIBLE LOAN
LOSSES	1,187,400	1,099,000	665,200	599,000

Net interest income after provision
for possible loan losses	8,029,539	4,853,479	4,211,440	2,568,050

NONINTEREST INCOME
Service fees on deposit accounts	261,948	282,269	133,982	141,807
Gain on sale of loan	60,392	14,610	38,133	-
Gain on sale of investment securities	-	9,665	-	10,195
Income from cash value life insurance	70,526	46,899	35,676	21,561
Mortgage loan referral fees	120,874	106,317	54,489	66,497
Other income	759,026	95,387	698,967	51,907

Total noninterest income	1,272,766	555,147	961,247	291,967

NONINTEREST EXPENSES
Salaries and wages	2,489,799	1,652,258	1,466,316	858,092
Employee benefits	433,710	324,962	199,403	153,456
Supplies and printing	59,361	49,522	30,922	23,206
Advertising and public relations	172,783	136,945	89,268	63,974
Legal and professional fees	269,176	148,770	191,654	76,062
Depreciation and amortization	250,125	259,375	119,723	132,891
Occupancy	405,889	361,866	216,405	178,051
Data processing fees	246,776	220,211	129,807	110,523
Other operating expenses	859,209	460,686	505,538	230,701

Total noninterest expenses	5,186,828	3,614,595	2,949,036	1,826,956

Income before income taxes	4,115,477	1,794,031	2,223,651	1,033,061

INCOME TAX EXPENSE	1,480,579	648,930	800,560	369,810

Net income	$2,634,898	$1,145,101	$1,423,091	$663,251

BASIC NET INCOME PER COMMON SHARE	$.83	$.54	$.45	$.30

DILUTED NET INCOME PER COMMON SHARE	$.81	$.52	$.44	$.29

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Equity

BALANCE, DECEMBER 31, 2004	2,013,508	$2,013,508	$11,335,982	$3,153,939	$(170,467)	$16,332,962
Net income	-	-	-	1,145,101	-	1,145,101
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	121,647	121,647
Less reclassification adjustments for losses
included in net income	-	-	-	-	(6,379)	(6,379)

Comprehensive income (loss)	-	-	-	-	-	1,260,369
Exercise of stock options	4,950	4,950	28,368	-	-	33,318
Issuance of common stock	1,150,000	1,150,000	18,990,937	-	-	20,140,937

BALANCE JUNE 30, 2005	3,168,458	$3,168,458	30,355,287	4,299,040	(55,199)	37,767,586

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (loss)	Equity

BALANCE, DECEMBER 31, 2005	3,169,958	$3,169,958	$30,157,843	$6,513,582	$(715,970)	$39,125,413
Net income	-	-	-	2,634,898	-	2,634,898
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(1,002,901)	(1,002,901)
Less reclassification adjustments for gains
included in net income	-	-	-	-	-	-

Comprehensive income (loss)	-	-	-	-	-	1,631,997
Exercise of stock options	4,550	4,550	58,052	-	-	62,602

BALANCE JUNE 30, 2006	3,174,508	$3,174,508	30,215,895	9,148,480	(1,718,871)	40,820,012

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$2,634,898	$1,145,101
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred income taxes	(747,736)	-
Provisions for loan losses	1,187,400	1,099,000
Accretion of deferred loan fees	32,448	(441,390)
Depreciation and amortization	250,125	259,375
Gain on sale of investment securities	-	10,195
Gain on sale of property and equipment	(581,711)	-
Discount accretion and premium amortization	33,096	18,927
Increase (decrease) in other assets	(589,611)	(398,809)
Increase (decrease) in other liabilities	990,512	329,611

Net cash provided by operating activities	3,209,421	2,022,010

INVESTING ACTIVITIES
Purchase of investment securities	(13,558,295)	(9,012,287)
Purchase of Federal Home Loan Bank stock	(306,700)	(266,200)
Purchase of Federal Reserve stock	(450,000)	-
Proceeds from sale of investment securities	-	2,650,660
Decrease (increase) in Federal funds sold & short term investments	24,380,471	(9,487,978)
Increase in loans, net	(69,121,221)	(58,079,041)
Purchase of premises and equipment	(2,568,963)	(695,621)
Purchase of life insurance contracts	(60,486)	(9,570)
Proceeds from sale of property and equipment	-	-

Net cash used in investing activities	(61,685,194)	(74,900,037)

FINANCING ACTIVITIES
Advances from Federal Home Loan Bank	(1,500,000)	2,500,000
Investment in BFNB Trust	-	5,155,000
Net increase in deposits	59,817,036	45,779,317
Proceeds from other borrowings	3,467,572	-
Issuance of common stock, net	-	20,140,937
Exercise of stock options	62,602	33,318

Net cash provided by financing activities	61,847,210	73,608,572

Net increase (decrease) in cash and cash equivalents	3,371,437	730,545

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	$4,284,868	$4,824,176

CASH AND CASH EQUIVALENTS, END OF
PERIOD	$7,656,305	$5,554,721

CASH PAID FOR
Income taxes	$1,480,579	$648,930

Interest	$6,905,200	$2,927,049

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005.

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

In 2005, the board of directors approved the listing on the NASDAQ National Market (now the NASDAQ Global Market). The stock began trading on NASDAQ on June 9, 2005, under the symbol of “BFNB.”

      RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

For the Six Months Ended
June 30, 2006

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$2,634,898	3,173,313	$0.83
Effect of Diluted Securities:
Stock options	-	73,471	(0.02)

Diluted EPS	$2,634,898	3,246,784	$0.81

For the Six Months Ended
June 30, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,145,101	2,124,110	$0.54
Effect of Diluted Securities:
Stock options	-	87,833	(0.02)

Diluted EPS	$1,145,101	2,211,943	$0.52

For the Three Months Ended
June 30, 2006

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,423,091	3,174,505	$0.45
Effect of Diluted Securities:
Stock options	-	75,389	(0.01)

Diluted EPS	$1,423,091	3,249,894	$0.44

For the Three Months Ended
June 30, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$663,251	2,232,623	$0.30
Effect of Diluted Securities:
Stock options	-	86,930	(0.01)

Diluted EPS	$663,251	2,319,553	$0.29

4.   Stock-Based Compensation

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

In December 2005, the Company elected to fully vest all outstanding options effective immediately. No options were issued during the quarter ended June 30, 2006.

	Six Months Ended June 30,
	2006	2005
Net Income, as reported	$2,634,898	$1,145,101
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	-	(48,460)

Pro forma net income	$2,634,898	$1,096,641

Earnings per share:
Basic - as reported	$0.83	$0.54

Basic - pro forma	$0.83	$0.52

Diluted - as reported	$0.81	$0.52

Diluted - pro forma	$0.81	$0.50

	Three Months Ended June 30,
	2006	2005
Net Income, as reported	$1,423,091	$663,251
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects	-	(22,754)

Pro forma net income	$1,423,091	$640,497

Earnings per share:
Basic - as reported	$0.45	$0.30

Basic - pro forma	$0.45	$0.29

Diluted - as reported	$0.44	$0.29

Diluted - pro forma	$0.44	$0.28

5.   Investment in BFNM, LLC

The Company formed a subsidiary, BFNM Building, LLC, in partnership with its legal counsel, Nelson Mullins Riley & Scarborough LLP, for purposes of acquiring a parcel of land and constructing an office building on the property. The Company owns two-thirds of BFNM Building, LLC and Nelson Mullins Riley & Scarborough owns the remaining one-third. The building will be a three-story, 46,066 square foot office building located on 3.5 acres at the southwest corner of Robert Grissom Parkway and 38th Avenue North in Myrtle Beach, South Carolina. Once completed, the Company will move its main office to this location and Nelson Mullins Riley & Scarborough will relocate its Myrtle Beach legal office to the building. BFNM Building, LLC purchased the land for approximately $1.8 million and it is financing the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project. The Company estimates that the total land and construction project will cost approximately $7.0 million, exclusive of tenant improvements. The Company intends to lease two-thirds of the building (approximately 30,000 square feet) from the entity that owns the building. Because the Company will initially only occupy approximately 11,000 square feet of space, it intends to lease the other 19,000 square feet of its portion to outside tenants. Nelson Mullins Riley & Scarborough will lease the remaining one-third of the building from the entity that owns it.

On September 1, 2005, BFNM Building, LLC entered into an A1A Document A114-2001 Standard Form of ® Agreement between Owner and Contractor with Harrington Construction Co. and Graham Group Architects to construct the building on the property for $5,237,478. Michael Harrington, a member of the Company’s board of directors, is the owner and president of Harrington Construction Co. The Company expects that the building will be completed by September 2006. Harrington Construction Co. was awarded the contract after a competitive bidding process. Harrington Construction Co.‘s total fee for the project is $233,116. As of June 30, 2006, $5.0 million in advances have been drawn on the BFNM, LLC construction loan.

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

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Overview

The following discussion describes our results of operations for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005 as well as results for the six months ended June 30, 2006 and 2005, and also analyzes our financial condition as of June 30, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The following section also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Results of Operations

Earnings Review

Our net income was $2,634,898, or $.81 per diluted common share, for the six months ended June 30, 2006 as compared to net income of $1,145,101, or $.52 per diluted common share, for the six months ended June 30, 2005. Our net income was $1,423,091, or $.44 per diluted common share, for the three months ended June 30, 2006 as compared to net income of $663,251, or $.29 per diluted common share, for the same period of 2005. The increase in net income reflects the bank’s continued growth, as average earning assets increased to $413.0 million during the first six months of 2006 from $266.2 million during the same period of 2005. The return on average assets for the six month period ended June 30 was 1.22% in 2006 compared to .82% in 2005. The return on average equity was 12.88% in 2006 versus 11.52% in 2005.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first six months of 2006, net interest income increased 54.8% to $9,216,939 from $5,952,479 for the same period of 2005. For the three months ended June 30, 2006, net interest income increased 54.0% to $4,876,640 from $3,167,050 during the comparable period of 2005. The growth in net interest income during the six month period resulted from an increase of $7,242,611 in interest income, partially offset by an increase in interest expense of $3,978,151. Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. Increases in the prime rate and continued growth of our loan portfolio are the primary drivers of the increase in net interest income. Average total loans increased from $221.3 million in the first six months of 2005 to $348.5 million in the same period in 2006. In addition, average securities increased to $54.3 million in the first six months of 2006 compared to $39.5 million for the first six months of 2005. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.95% in the first six months of 2006 compared to 4.14% during the same period of 2005. The net interest margin was 4.50% for the six month period ended June 30, 2006 compared to 4.51% for the same period of 2005. Our net interest spread declined due to the rising interest rate environment and the increased competition in our markets for deposits. Despite this decline, we have maintained a solid net interest margin.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $1,187,400 for the first six months of 2006 and $1,099,000 for the same period of 2005. The provision for loan losses was $655,200 for the three months ended June 30, 2006 and $599,000 for the same period in 2005. The increase in the provision was the result of increased loan growth and management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Please see the discussion below under “Allowance for Possible Loan Losses” for a description of the factors we considered in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income increased to $1,272,766 for the first six months of 2006 compared to $555,147 in the same period of 2005. For the three months ended June 30, 2006, noninterest income increased to $961,247 as compared to $291,967 in 2005. Service fees on deposit accounts, the largest component of noninterest income, decreased 7.2% to $261,948 for the first six months of 2006 from $282,269 during the same period of 2005. For the three months ended June 30, 2006, service fees on deposit accounts declined to $133,982 from $141,807 at June 30, 2005. These decreases are due to increases in the analysis rate charged on commercial demand accounts and increased usage of electronic services by personal checking customers. Income from cash value life insurance was $70,526 for the first six months of 2006 and $46,899 for the first six months of 2005. For the three months ended June 30, 2006 and 2005, income from cash value life insurance was $35,676 and $21,561, respectively. Income from cash value life insurance in 2005 decreased due to an accrual adjustment in 2005. Mortgage loan referral fees increased to $120,874 during the six months ended June 30, 2006 compared to $106,317 for the same period in 2005; however declined to $54,489 for the three months ending June 30, 2006 compared to $66,497 at June 30, 2005. Mortgage activity was strong during the first three months of 2006, but declined sharply in direct response to the increasing interest rate environment. With the addition of the mortgage division, mortgage loan referral fees should continue to decline as we phase out our mortgage referral business and begin making mortgage loans within our new mortgage division. Other income increased to $759,056 for the first six months of 2006 compared to $95,387 for the same period of 2005. For the three months ended June 30, 2006, other income was $698,967 compared to $51,907 in 2005. This increase is due to a one-time gain of $581,711 on the sale of the bank’s main office in anticipation of occupying the new main office under construction. We did not record a gain or loss on the sale of investment securities for the first six months of 2006 compared to a gain of $9,665 for the same period in 2005. For the three months ended June 30, 2006, we did not record a gain or loss, compared to a gain of $10,195 for the same period in 2005.

Noninterest Expense

Total noninterest expense increased 43.5% to $5,186,828 (36.3%, or $4,926,828, net of one time costs) for the six months ended June 30, 2006 from $3,614,595 for the same period of 2005 and increased 61.4% to $2,949,036 (47.2%, or $2,689,036, net of one time costs) for the three months ended June 30, 2006 from $1,826,956 in the same period of 2005. This includes one time expenses of $260,000 in start up costs associated with the mortgage division, including $60,000 in legal expenses, $40,000 for consulting fees, $100,000 for an employee contract, and $60,000 for the purchase of assets. As an annualized percentage of average total assets, our total noninterest expenses decreased from 2.6% in 2005 to 2.4% in 2006. While our total assets have grown at a 64.1% growth rate over year-end 2005 compared to year-end 2004 and 46.0% for the first six months of 2006 compared to the same period in 2005, we have been able to manage our expenses while accommodating our growth.

Salaries and wages and employee benefits increased $946,289 to $2,923,509 for the six months ended June 30, 2006 compared to the same period in 2005, and $654,171 to $1,665,719 for the quarter ended June 30, 2006 compared to the same period in 2005. These increases include a $200,000 midyear adjustment to the salary incentive expense accrual related to the addition of 38 mortgage employees and the addition of 9 employees in relationship and support positions. This also includes a $100,000 employee contract commitment related to the startup of the mortgage operation. Increases are also the result of personnel additions, normal compensation adjustments, and higher costs associated with group insurance coverage.

Advertising and public relations costs increased $35,838 for the six months ended June 30, 2006 compared to the same period in 2005, and increased $25,294 for the three months ended June 30, 2006 compared to the same period in 2005. This increase was due primarily to special promotions, such as newspaper advertisements, to attract deposits in all markets. Legal and professional expenses increased $120,406 for the six months ended June 30, 2006 compared to the same period in 2005, and $115,592 for the three months ended June 30, 2006 compared to the same period in 2005. In addition to the regulatory fees associated with our growth and the escalating cost of accounting, auditing and legal services for a public company, these increases are due to $60,000 in legal fees and $40,000 in consulting fees related to the start up of the mortgage division.

Occupancy expenses increased $44,023 during the six month period ended June 30, 2006 compared to the same period in 2005 and by $38,354 for the three months ended June 30, 2006 compared to the same period in 2005. Of these increases, $28,500 is related to lease payments for our current main office as we await the completion of the new main office. As we continue to expand, we expect that occupancy costs will continue to increase.

Data processing fees increased during the six months ended June 30, 2006 to $246,776 compared to $220,211 for the same period in 2005. For the three months ended June 30, 2006, data processing costs totaled $129,806 compared to $110,523 for June 30, 2005. Data processing costs are primarily related to the volume of loan and deposit accounts and associated transaction activity. We believe our data processing costs are consistent with our expansion.

Other operating expenses increased 86.5% to $859,209 during the first six months of 2006 compared to $460,686 for the same period in 2005. Other operating expenses increased 119.1%, or $274,837, for the three months ended June 30, 2006 compared to the same period in 2005. Specifically, for the six months ended June 30, 2006, merchant credit card processing expense increased $42,882 and our credit card issuance processing fees increased $39,151. For the three months ended June 30, 2006, we recorded a $40,100 loss on the purchase of assets for the mortgage division and merchant credit card processing expenses increased $17,511. Merchant credit card processing was introduced in the first quarter of 2006 and the issuance of credit cards was introduced in the three months ended June 30, 2006.

Director deferred compensation plan expense increased $63,220 to $88,076 for the six months ended June 30, 2006 and $27,692 to $40,130 for the three month period ended June 30, 2006. These increases are related to a modification of the plan. Travel increased $35,380 for the six months ended June 30, 2006 and $21,391 for the three month period ended June 30, 2006. Of this amount, $15,600 is related to the 2006 fall board retreat and $8,200 is related to management planning the retreat held in January of 2006. Entertainment expenses increased $28 984 for the six month period ended June 30, 2006 and $26,255 for the three months ended June 30, 2006. $25,000 is related to the establishment of an account at the Waccamaw Community Foundation. Dues and subscriptions increased $21,084 during the first six months ended June 30, 2006 and $11,682 for the three month period ended June 30, 2006. This increase is related to the formation of the audit and compliance staff, as well as, the mortgage division. Furniture and equipment expenses increased $20,518 for the six months ended June 30, 2006 and $9,532 for the three months ended June 30, 2006. The increase is related to security equipment upgrades. NASDAQ expenses increased $12,250 for the six months ended June30, 2006 and $6,125 for the three months ended June 30, 2006. The increase is related to our listing in June 2005. In summary, these increases are primarily the result of increased operating expenses related to the growth of the company, the formation of the mortgage division, the launch of the merchant and credit card services, along with other expenses associated with the expansion of loans and deposits. We expect our operating expenses to grow as we continue to grow.

BALANCE SHEET REVIEW

General
We had total assets of $461.9 million at June 30, 2006, an increase of 45.6% from $317.3 million at June 30, 2005 and an increase of 16.2% from $397.4 at December 31, 2005. Total assets consisted primarily of $375.3 million in net loans, $59.3 million in investments, $1.1 million in federal funds sold and short-term investments, and $7.7 million in cash and due from banks. Our liabilities at June 30, 2006 totaled $421.0 million, consisting primarily of $370.7 million in deposits, $32.5 million in FHLB advances, and $10.3 million of junior subordinated debentures. Our total deposits increased to $370.7 million at June 30, 2006, up 48.9% from $248.9 million at June 30, 2005 and up 19.2% from $311.0 million at December 31, 2005. Shareholder’s equity increased $3,052,426 to $40,820,012 at June 30, 2006, as compared to $37,767,586 at June 30, 2005 and increased $1,694,598 from December 31, 2005.

Investment Securities

Total investment securities averaged $54.3 million during the first six months of 2006 and totaled $59.3 million at June 30, 2006. Total investment securities averaged $37.9 million during the first six months of 2005 and totaled $44.3 million at June 30, 2005. Total investment securities averaged $42.6 million over the twelve months ended December 31, 2005 and totaled $46.5 million at December 31, 2005. At June 30, 2006, our total investment securities portfolio had a book value of $61.9 million and a fair market value of $59.3 million for a gross unrealized net loss of $2.6 million. We primarily invest in U.S. Government Agency and U. S. Agency mortgage backed securities.

At June 30, 2006, short-term investments totaled $1.1 million, compared to $10.0 million at June 30, 2005. At December 31, 2005, short-term investments totaled $25.5 million. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. This decline in short-term investments is primarily due to higher loan demand during this quarter and the competitive market for deposits.

Loans

Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of June 30, 2006, loans represented 84.4% of average earning assets compared to 83.1% at June 30, 2005 and 84.2% at December 31, 2005. At June 30, 2006, net loans (total loans less the allowance for loan losses) totaled $375.3 million, an increase of $128.8 million from June 30, 2005 and an increase of $67.9 million from December 31, 2005. . Average total loans increased from $221.3 million, with a yield of 7.26%, in the first six months of 2005 to $348.5 million, with a yield of 8.46%, during the same in 2006. Average total loans at December 31, 2005 were $251.3 million with a yield of 7.54%, and increase of $97.2 million. The increase in yield on loans during these periods is due to the increasing interest rate environment in 2005 and 2006. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

The following table shows the composition of the loan portfolio by category at June 30, 2006, June 30, 2005, and December 31, 2005.

Composition of Loan Portfolio

	June 30, 2006		June 30, 2005		December 31, 2005
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$44,969,584	11.8%	$38,373,564	15.3%	42,182,809	13.5%

Real estate - construction	37,284,803	9.8%	18,586,090	7.4%	25,846,870	8.3%

Real estate - mortgage	290,450,214	76.2%	185,676,482	74.2%	236,539,168	75.8%

Consumer	8,276,060	2.2%	7,720,540	3.1%	7,488,039	2.4%

		100.0%		100.0%		100.0%

Unearned loan fees and costs, net	(325,462)		(441,390)		(268,164)

Allowance for possible loan losses	(5,329,391)		(3,433,929)		(311,788,722)

	$375,325,808		$246,481,357		$307,424,435

The principal component of our loan portfolio at June 30, 2006, June 30, 2005 and December 31, 2005 was mortgage loans, which represented 76.2%, 74.3% and 75.8% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. Because of our relatively small size and the short period of time our loan portfolio has existed, the current portfolio mix may not be indicative of the on-going mix. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

At June 30, 2006, the allowance for possible loan losses was $5,329,391, or 1.40% of outstanding loans, compared to an allowance for possible loan losses of $3,433,929, or 1.37% of outstanding loans, at June 30, 2005 and an allowance for possible loan losses of $4,364,287 or 1.40% of outstanding loans at December 31, 2005. In the first six months of 2006, we had net charge-offs totaling $222,296. During the same period in 2005 we had net charge-offs totaling $86,910. For the twelve months ended December 31, 2005, we had net charge-offs totaling $241,552. We had non-performing loans totaling $1,695,566 at June 30, 2006, $532,512 at June 30, 2005 and $1,111,264 at December 31, 2005. While there can be no assurances, we do not expect significant losses relating to these non-performing loans.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the six months ended June 30, 2006, June 30, 2005 and December 31, 2005.

Allowance for Loan Losses

	Six months ending June 30,		December 31,
	2006	2005	2005

Average total loans outstanding	$348,469,042	$221,333,232	$251,305,542
Total loans outstanding at period end	380,655,199	249,915,287	311,788,722
Total nonperforming loans	1,695,566	532,512	1,111,264
Beginning balance of allowance	$4,364,287	$2,421,839	$2,421,839
Loans charged off	(232,116)	(102,075)	(279,856)
Total recoveries	9,820	15,165	38,304

Net loans charged off	(222,296)	(86,910)	(241,552)
Provision for loan losses	1,187,400	1,099,000	2,184,000

Balance at period end	$5,329,391	$3,433,929	$4,364,287

Net charge-offs to average total loans	.06%	.04%	0.10%
Allowance as a percent of total loans	1.40%	1.37%	1.40%
Nonperforming loans as a
percentage of total loans	0.45%	0.21%	0.36%
Nonperforming loans as a
percentage of allowance	31.82%	15.51%	25.46%

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

Allocation of the Allowance for Loan Losses

As of June 30, 2006
_______________________________________________________________

Commercial	653,889	11.8%
Real estate - construction	377,152	9.8%
Real estate - mortgage	2,438,027	76.2%
Consumer	124,527	2.2%
Unallocated	1,735,796	-%

Total allowance for Loan losses	5,329,391	100%

Nonperforming Assets

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2006, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Deposits and Other Interest-Bearing Liabilities

Average total deposits were $340.2 million and average interest-bearing deposits were $308.8 million in the first half of 2006. Average total deposits were $228.8 million and average interest-bearing deposits were $199.0 million in the same period of 2005. Average total deposits were $248.0 million and average interest-bearing deposits were $216.8 million at December 31, 2005.

The following table sets forth our deposits by category as of June 30, 2006, June 30, 2005 and December 31, 2005.

Deposits

	June 30, 2006		June 30, 2005		December 31, 2005
		Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposit

Demand deposit accounts	$32,062,917	8.7%	$30,108,671	12.1%	$31,152,603	10.0%
Interest bearing checking accounts	25,538,773	6.9%	23,168,755	9.3%	22,235,452	7.2%
Money market accounts	86,333,302	23.3%	83,993,282	33.7%	70,090,021	22.5%
Savings accounts	3,052,057.8%		3,677,032	1.5%	3,639,178	1.2%
Time deposits less than $100,000	127,147,486	34.3%	50,916,065	20.5%	100,390,284	32.3%
Time deposits of $100,000 or over	96,576,711	26.0%	57,084,470	22.9%	83,386,672	26.8%

Total deposits	$370,711,246	100.0%	248,948,275	100.0%	$310,894,210	100.0%

Deposit growth was attributable to internal growth and the generation of new deposit accounts due primarily to special promotions and increased advertising. Demand deposit accounts increased as a result of an expanded focus on demand deposit accounts. Interest bearing checking accounts increased primarily due to a change mandated by the South Carolina Bar Association requiring that all lawyer trust accounts be interest bearing. This created a shift from demand deposit accounts to interest bearing checking accounts

Core deposits, which exclude certificates of deposit of $100,000 or more and brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $274.1 million at June 30, 2006 compared to $183.1 million at June 30, 2005, and $227.5 million at December 31, 2005. Our brokered deposits were $29.5 million as of June 30, 2006, $8.7 million as of June 30, 2005 and $23.7 million as of December 31, 2005. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 73.9% at June 30, 2006, 73.6% at June 30, 2005 and 73.2% at December 31, 2005. Our loan-to-deposit ratio was 101.2% at June 30, 2006 versus 93.1% at June 30, 2005 and 98.8% at December 31, 2005. The average loan-to-deposit ratio was 102.4% during the first six months of 2006, 95.5% during the same period of 2005 and 100.0% at December 31, 2005.

Other Borrowings

Advances from Federal Home Loan Bank
In addition to deposits, we obtained funds from the Federal Home Loan Bank to help fund our loan growth. Average borrowings from the Federal Home Loan Bank were $32.9 million during the first six months of 2006 and totaled $32.5 million at June 30, 2006. The following table reflects the current borrowing terms as of June 30, 2006.

FHLB Description	Balance	Current Rate	Maturity Date
Fixed Rate Credit	$ 5,000,000	4.76	10/21/2010
Convertible	5,000,000	4.67%	08/19/2010
Convertible	7,500,000	4.51%	11/23/2010
Convertible	5,000,000	3.44%	03/10/2015
Convertible	5,000,000	3.68%	07/13/2015
Convertible	5,000,000	4.06%	09/29/2015

	$ 32,500,000

Other Borrowings
At June 30, 2006, we had $5.0 million in other borrowings. This represents our portion of the total amount advanced on a $7.2 million line of credit on the construction loan that was obtained by BFNM, LLC to fund the construction of an office building that will house our main office.

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

Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $45,946 at June 30, 2006, $46,457 at June 30, 2005 and $45,740 at December 31, 2005. These costs are included in other assets on our consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $2,086 for the six month period ended June 30, 2006, $1,876 for the six month period ended June 30, 2005 and $3,962 at December 31, 2005. These costs are reported in other noninterest expense on the consolidated statement of income.

The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 7.790% and 7.229% at June 30, 2006. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. We have the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. We have no current intention to exercise our right to defer payments of interest on the trust preferred securities. We have the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. We may also redeem the trust preferred securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

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

At June 30, 2006, our total shareholders’ equity was $40.8 million ($41.0 million at the bank level). At June 30, 2006, our Tier 1 capital ratio was 14.1% (11.5% at the bank level), our total risk-based capital ratio was 15.3% (12.7% at the bank level), and our Tier 1 leverage ratio was 12.3% (9.7% at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $16.4 million. We also have a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $16.3 million at June 30, 2006. The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At June 30, 2006, we had borrowed $32.5 million on this line. We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity needs for the next 12 months. We also have access to funds utilizing the discount window upon pledging of collateral.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of June 30, 2006. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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

At June 30, 2006 the bank had issued commitments to extend credit of $30.4 million through various types of lending arrangements, of which $28.8 million was at variable rates. The commitments expire over the next 18 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $3.0 million at June 30, 2006. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us:

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At June 30, 2006, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $46.2 million. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $320.2 million at June 30, 2006.

Item 4.   Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

        There was one matter submitted to a vote of security holders during the three months ended June 30, 2006 at our annual meeting of shareholders held on April 19, 2006.

Proposal #1 – Election of Class II Directors

        Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Raymond E. Cleary, III, DDS, Joe N. Jarrett, Jr., MD, Richard E. Lester and Don J. Smith. The current Class II directors are Michael Bert Anderson, O. Bartlett Buie, Michael D. Harrington, Rick H. Seagroves and Walter E. Standish, III. The current Class III directors are James C. Yahnis, Samuel Robert Spann, Jr., B. Larkin Spivey, Jr., Leigh Ammons Meese and E. Thomas Fulmer. The Class II directors were up for reelection at this year’s annual meeting held April 19, 2006. Each of the existing Class II directors were re-elected at the annual meeting for a three-year term expiring at the 2009 annual meeting of shareholders. For Mr. Anderson, 2,732,205 votes were cast in favor of his reelection as director with 98,781 abstained. For Mr. Buie, 2,711,805 votes were cast in favor of his reelection as director with 118,181 abstained. For Mr. Harrington, 2,812,680 votes were cast in favor of his reelection as director with 17,306 abstained. For Mr. Seagroves, 2,826,205 votes were cast in favor of his reelection as director with 3,781 abstained. For Mr. Standish, 2,805,075 votes were cast in favor of his reelection as director with 24,911 abstained. There were no votes cast against any of the five directors. The terms of the Class III directors will expire at the 2007 annual shareholders meeting, and the terms of the Class I directors will expire at the 2008 annual shareholders meeting.

Item 5.   Other Information

        Not applicable.

Item 6.   Exhibits

Exhibit          Description

31.1               Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2               Rule 13a-14(a) Certification of the Principal Financial Officer.

32                   Section 1350 Certifications.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: August 11, 2006	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

Date: August 11, 2006	By: /s/ Richard N. Burch Richard N. Burch Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number          Description

31.1                  Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                  Rule 13a-14(a) Certification of the Principal Financial Officer.

32                      Section 1350 Certifications.