Form 10-Q
period 2006-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2006-11-09
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 1, 2006, 3,179,008 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Balance Sheets

	September 30,		December 31,
	2006	2005	2005
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$6,694,944	$5,156,506	$4,284,868
Federal funds sold and short term investments	235,866	607,305	25,521,072
Investment securities available for sale	62,892,627	45,392,922	43,975,876
Loans, net	398,145,937	276,693,072	307,424,435
Federal Reserve Bank stock	984,000	534,000	534,000
Federal Home Loan Bank stock	2,475,600	1,448,900	2,011,400
Premises and equipment, net	11,197,614	5,112,738	6,672,507
Cash value life insurance	3,393,144	3,271,008	3,301,417
Investment in BFNB Trusts	310,000	310,000	-
Other assets	5,705,823	3,290,746	3,663,659

Total assets	$492,035,555	$341,817,197	$397,389,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$35,560,935	$34,066,310	$31,152,603
Interest bearing deposits	347,223,536	233,029,902	279,741,607

Total deposits	382,784,471	267,096,212	310,894,210
Advances from Federal Home Loan Bank	37,500,000	24,580,000	34,000,000
Other borrowings	14,780,469	-	1,504,009
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	3,085,054	1,626,547	1,555,602

Total liabilities	448,459,994	303,612,759	358,263,821

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized;
shares issued and outstanding - 4,768,512 at September 30,
2006, 4,752,687 at September 30, 2005 and 4,754,937 at
December 31, 2005	4,768,512	4,752,687	4,754,937
Paid-in capital	28,657,576	28,693,307	28,572,864
Retained earnings	10,878,299	5,286,591	6,513,582
Accumulated other comprehensive income (loss)	(728,826)	(528,147)	(715,970)

Total shareholders' equity	43,575,561	38,204,438	39,125,413

Total liabilities and shareholders' equity	$492,035,555	$341,817,197	$397,389,234

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$23,439,481	$13,143,631	$8,816,443	$5,178,211
Investment securities	2,048,424	1,326,583	786,308	485,766
Fed funds sold and short term investments	313,578	110,684	87,503	43,606
Dividends on long-term investments	16,915	10,748	6,006	4,535

Total interest income	25,818,398	14,591,646	9,696,260	5,712,118
INTEREST EXPENSE
Deposits	9,502,940	3,991,768	3,651,980	1,549,433
Short-term borrowings	1,066,931	428,115	379,518	152,914
Junior subordinated debt	568,977	362,427	202,150	152,913

Total interest expense	11,138,848	4,782,310	4,233,648	1,855,260

Net interest income	14,679,550	9,809,336	5,462,612	3,856,858

PROVISION FOR POSSIBLE LOAN LOSSES	1,778,600	1,643,000	591,200	544,000

Net interest income after provision
for possible loan losses	12,900,950	8,166,336	4,871,412	3,312,858

NONINTEREST INCOME
Service fees on deposit accounts	381,611	407,166	119,663	124,897
Gain on sale of loans	60,392	14,610	-
Loss on sale of investment securities	-	(3,935)	-	(13,600)
Income from cash value life insurance	106,996	68,371	36,469	21,472
Income from mortgage operations	1,050,961	180,541	930,087	74,224
Other income	909,829	157,166	150,803	61,778

Total noninterest income	2,509,789	823,919	1,237,022	268,771

NONINTEREST EXPENSES
Salaries and wages	4,205,389	2,634,429	1,715,590	982,170
Employee benefits	762,497	491,417	328,788	166,455
Supplies and printing	89,542	75,487	30,181	25,964
Advertising and public relations	268,441	215,279	95,658	78,334
Professional fees	350,610	225,388	81,435	76,618
Depreciation and amortization	365,747	398,350	115,621	138,976
Occupancy	705,281	545,179	299,392	183,313
Data processing fees	389,333	335,706	142,557	115,494
Other operating expenses	1,448,729	735,046	589,519	274,362

Total noninterest expenses	8,585,569	5,656,281	3,398,741	2,041,686

Income before income taxes	6,825,170	3,333,974	2,709,693	1,593,943

INCOME TAX EXPENSE	2,460,453	1,201,322	979,874	552,392

Net income	$4,364,717	$2,132,652	$1,729,819	$987,551

BASIC NET INCOME PER COMMON SHARE	$.92	$.59	$.36	$.21

DILUTED NET INCOME PER COMMON SHARE	$.90	$.56	$.35	$.20

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2004	2,013,008	$2,013,508	$11,335,982	3,153,939	$(170,467)	$16,332,962

Net income	-	-	-	2,132,652	-	2,132,652
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(360,277)	(360,277)
Less reclassification adjustments for gains
included in net income	-	-	-	-	2,597	2,597

Comprehensive income	-	-	-	-		1,774,972

Exercise of stock options	4,950	4,950	28,368			33,318

Stock dividend	1,150,000	1,150,000	18,913,186	-	-	20,063,186

BALANCE, SEPTEMBER 30, 2005	3,168,458	$3,168,458	$30,277,536	$5,286,591	$(528,147)	$38,204,438

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2005	3,169,958	$3,169,958	$30,157,843	$6,513,582	$(715,970)	$39,125,413

Net income	-	-	-	4,364,717	-	4,364,717
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(12,856)	(12,856)
Less reclassification adjustments for losses
included in net income	-	-	-	-	-	-

Comprehensive income						4,351,861

Exercise of stock options	9,050	9,050	89,237	-	-	98,287
3-for-2 stock split	1,589,504	1,589,504	(1,589,504)	-	-	-

BALANCE, SEPTEMBER 30, 2006	$4,768,512	$4,768,512	$28,657,576	$10,878,299	$(728,826)	$43,575,561

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$4,364,717	$2,132,652
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred income taxes	(747,736)	-
Provisions for loan losses	1,778,600	1,643,000
Depreciation and amortization	365,747	377,797
Loss on sale of investment securities	-	3,935
Gain on sale of property and equipment	(581,711)	-
Discount accretion and premium amortization	56,798	39,799
Increase (decrease) in other assets	(1,597,804)	(1,350,904)
Increase (decrease) in other liabilities	1,529,451	254,741

Net cash provided by operating activities	5,168,062	3,101,020

INVESTING ACTIVITIES
Purchase of investment securities	(18,993,028)	(13,845,736)
Purchase of Federal Home Loan Bank stock	(464,200)	(378,700)
Purchase of Federal Reserve stock	(450,000)	(225,000)
Proceeds from sale of investment securities	-	4,691,151
Decrease (increase) in Federal funds sold & short term investments	25,285,206	(144,236)
Increase in loans, net	(92,500,102)	(89,276,146)
Purchase of premises and equipment	(5,809,143)	(808,723)
Purchase of life insurance contracts	(91,727)	(40,058)
Proceeds from sale of property and equipment	1,500,000	-

Net cash used by investing activities	(91,522,994)	(100,027,448)

FINANCING ACTIVITIES
Advances from Federal Home Loan Bank	3,500,000	8,080,000
Advances from Junior Subordinated Debentures	-	5,155,000
Net increase in deposits	71,890,261	63,927,254
Proceeds from other borrowings and fed funds purchased	13,276,460	-
Issuance of common stock, net	-	20,063,186
Exercise of stock options	98,287	33,318

Net cash provided by financing activities	88,765,008	97,258,758

Net increase in cash and cash equivalents	2,410,076	332,330

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD	$4,284,868	$4,824,176

CASH AND CASH EQUIVALENTS, END OF
PERIOD	$6,694,944	$5,156,506

CASH PAID FOR
Income taxes	$2,460,453	$1,201,322

Interest	$11,138,848	$4,782,310

        The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005.

2.  Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries, Beach First National Bank and BFNM, LLC (See 5. Investment in BFMN, LLC below). The Company also owns two grantor trusts, Beach First National Trust I and Beach First National Trust II. All significant inter-company items and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the financial statements of the trusts have not been included in the Company’s consolidated financial statements.

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

As discussed in Note 6, the Company declared a 3-for-2 stock split effected in the form of a 50% stock dividend to shareholders of record as of December 1, 2006. The dividend will be paid on December 21, 2006. All earnings per share amounts for all periods have been adjusted to reflect the 3-for-2 split.

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

For the Nine Months Ended
September 30, 2006

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$4,364,717	4,762,576	$.92
Effect of Diluted Securities:
Stock options	-	114,606	(0.02)

Diluted EPS	$4,364,717	4,877,182	$.90

For the Nine Months Ended
September 30, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$2,132,652	3,711,078	$0.59
Effect of Diluted Securities:
Stock options	-	131,052	(0.03)

Diluted EPS	$2,132,652	3,842,130	$0.56

For the Three Months Ended
September 30, 2006

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$1,729,819	4,767,705	$0.36
Effect of Diluted Securities:
Stock options	-	114,606	(0.01)

Diluted EPS	$1,729,819	4,882,311	$0.35

For the Three Months Ended
September 30, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS	$987,551	4,752,687	$0.21
Effect of Diluted Securities:
Stock options	-	131,052	(0.01)

Diluted EPS	$987,551	3,255,826	$0.20

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

In December 2005, the Company elected to fully vest all outstanding options effective immediately. No options were issued during the nine months or the quarter ended September 30, 2006.

	Nine Months Ended September 30,
	2006	2005
Net Income, as reported	$4,364,717	$2,132,652
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects		70,208

Pro forma net income	$4,364,717	$2,062,444

Earnings per share:
Basic - as reported	$.92	$0.59

Basic - pro forma	$.92	$0.59

Diluted - as reported	$.90	$0.56

Diluted - pro forma	$.90	$0.56

	Three Months Ended September 30,
	2006	2005
Net Income, as reported	$1,729,819	$987,551
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects		23,727

Pro forma net income	$1,729,819	$963,824

Earnings per share:
Basic - as reported	$0.36	$0.21

Basic - pro forma	$0.36	$0.20

Diluted - as reported	$0.35	$0.20

Diluted - pro forma	$0.35	$0.20

5.  Investment in BFNM, LLC

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

On September 1, 2005, BFNM Building, LLC entered into an A1A Document A114-2001 Standard Form of Agreement between Owner and Contractor with Harrington Construction Co. and Graham Group Architects to construct the building on the property for $5,237,478. Michael Harrington, a member of the Company’s board of directors, is the owner and president of Harrington Construction Co. The Company expects that the building will be completed in December 2006. Harrington Construction Co. was awarded the contract after a competitive bidding process. Harrington Construction Co.‘s total fee for the project is $233,116. As of September 30, 2006, $5.9 million in advances have been drawn on the BFNM, LLC construction loan.

6.  Subsequent Event

The Company declared a 3-for-2 stock split effected in the form of a 50% stock dividend to shareholders of record of as of December 1, 2006. The dividend will be paid on December 21, 2006. All earnings per share amounts for all periods have been adjusted to reflect the 3-for-2 split.

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

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 as well as results for the nine months ended September 30, 2006 and 2005, and also analyzes our financial condition as of September 30, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations
EARNINGS REVIEW

Our net income was $4,364,717, or $.90 per diluted common share, for the nine months ended September 30, 2006 as compared to net income of $2,132,652, or $.56 per diluted common share, for the nine months ended September 30, 2005. Our net income was $1,729,819, or $.35 per diluted common share, for the three months ended September 30, 2006 as compared to net income of $987,551, or $.20 per diluted common share, for the same period of 2005. The improvement in net income reflects the bank’s continued growth, as average earning assets increased to $427.2 million during the first nine months of 2006 from $278.5 million during the same period of 2005. The return on average assets for the nine month period ended September 30, 2006 was 1.30% compared to .97% for the same period in 2005. The return on average equity was 13.93% for the nine month period ended September 30, 2006 versus 10.81% for the same period in 2005.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first nine months of 2006, net interest income increased to $14,679,550, from $9,809,336 in the same period of 2005. For the three months ended September 30, 2006, net interest income increased to $5,462,612 from $3,856,858 during the comparable period of 2005. The growth in net interest income during the nine month period resulted from an increase of $11,226,752 in interest income, partially offset by an increase in interest expense of $6,356,538. Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. Average total loans increased from $235.0 million in the first nine months of 2005 to $360.7 million in the same period of 2006. In addition, average securities increased to $57.4 million in the first nine months of 2006 compared to $41.2 million for the first nine months of 2005. Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 4.04% in the first nine months of 2006 compared to 4.21% during the same period of 2005. The net interest margin was 4.57% for the nine month period ended September 30, 2006 compared to 4.65% for the same period of 2005. The slight decline in the net interest spread and the net interest margin is primarily due to the increase in interest rates during 2006.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $1,778,600 for the first nine months of 2006 and $1,643,000 for the same period of 2005. For the three month period ended September 30, 2006 and 2005, the provision was $591,200 and $544,000, respectively. The increase in the provision was the result of increased loan growth and management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Please see the discussion below under “Allowance for Possible Loan Losses” for a description of the factors we considered in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income increased to $2,509,789 for the first nine months of 2006 compared to $823,919 in the same period of 2005. For the three months ended September 30, 2006, noninterest income increased to $1,237,022 as compared to $268,771 in 2005. Service fees on deposit accounts, the largest component of noninterest income, decreased from $407,166 for the first nine months of 2005 to $381,611 during the same period of 2006. For the three months ended September 2006 and 2005, service fees on deposit accounts were $119,663 and $124,897, respectively. These decreases are due to increases in the analysis earnings rate charged on commercial demand accounts that offset service fees charged and increased usage of electronic services by personal checking customers. Income from cash value life insurance was $106,996 for the first nine months of 2006 compared to $68,371 for the first nine months of 2005. For the three months ended September 30, 2006, income from cash value life insurance was $36,469 compared to $21,472 for the same period in 2005. Income from cash value life insurance in 2006 increased due to an accrual adjustment in 2005.

Income from mortgage operations for 2005 represents referral fees on mortgage loans where the bank was acting as an agent for a third party originator. With the formation of the company’s mortgage division during the second quarter of 2006, all sources of income from this division are included in income from mortgage operations. The four components of the revenue are loan referral fees, document preparation fees for both retail and wholesale loans which includes origination fees, servicing release premiums for both retail and wholesale loans, and the net gains on the sale of mortgage loans. The respective amounts for the nine months ended September 30, 2006 are $244,254, $264,279, $283,586, and $258,842. With these amounts included, mortgage operations income increased to $1,050,961 during the first nine months of 2006 compared to $180,541 for the same period of 2005. For the three months ended September 30, 2006, income from mortgage operations increased to $930,087 compared to $74,224 for the same period of 2005. Of this increase, $547,864 is mortgage related fee income from the mortgage division. Additional information on the expenses associated with the mortgage division can be found within the noninterest expense section.

Other income increased $752,663 to $909,829 for the first nine months of 2006 as compared to $157,166 for the same period of 2005. This increase is primarily due to a one-time gain of $581,711 on the sale of the bank’s main office in anticipation of occupying the new main office under construction. Of the increase, $110,387 is related to the launch of merchant credit card processing and the issuance of credit cards in the bank’s name. Prior to this issuance, the bank offered credit cards through a third party. Debit card income is also included in other income and increased $35,903 to $86,383 for the nine months ended September 30, 2006. For the three months ended September 30, 2006, other income was $150,802 compared to $61,778 in 2005.

We recorded a net gain on the sale of a loan in the amount of $60,392 in the first nine months of 2006 as compared to a net gain of $14,610 in 2005. We did not record a gain or loss on the sale of investment securities for the first nine months of 2006 compared to a net loss of $3,935 in 2005. For the three months ended September 30, 2006, we did not record a gain or loss on the sale of investment securities compared to a net loss of $13,600 in 2005. For the three months ended September 30, 2006, we recorded net gains of $258,842 on the sale of mortgage loans.

Noninterest Expense

Total noninterest expenses have increased 51.80% to $8,585,569 for the nine months ended September 30, 2006 from $5,656,281 for the same period of 2005, and increased 66.47% to $3,398,741 for the three months ended September 30, 2006 from $2,041,686 in the same period of 2005. The increase for the nine months ended September 30, 2006 includes one time expenses of $260,000 in start up costs associated with the mortgage division, including $60,000 in legal expenses, $40,000 for consulting fees, $100,000 for an employee contract, and $40,100 loss on the purchase of assets.

Salary and wages and employee benefits increased by $1,842,041 to $4,967,887 during the nine months ended September 30, 2006 and $895,752 to $2,044,377 during the three months ended September 30, 2006 compared to the same periods in 2005. These increases include a $200,000 midyear adjustment to the salary incentive expense accrual related to the addition of nine employees in relationship and support positions, and a $100,000 employee contract commitment related to the startup of the mortgage operation. Of the increase, $465,255 is directly related to salary and wages for the mortgage operations. Another $65,612 is directly related to employee benefits for the mortgage operations employees. All other increases are the result of personnel additions, normal compensation adjustments, and higher costs associated with group benefits.

Advertising and public relations expense increased $53,162 for the nine months ended September 30, 2006 compared to the same period in 2005 and increased $17,324 for the three months ended September 30, 2006 compared to the same period in 2005. This increase is due primarily to special promotions, such as newspaper advertisements, to attract deposits in all markets. Professional fees increased $125,222 for the nine months ended September 30, 2006 compared to the same period in 2005, and $4,817 for the three months ended September 30, 2006 compared to the same period in 2005. In addition to the regulatory fees associated with our growth and the escalating cost of accounting, auditing and legal services for a public company, these increases are due to $60,000 in legal fees and $40,000 in consulting fees related to the start up of the mortgage division.

Occupancy expense increased by $160,102 during the nine months ended September 30, 2006 compared to the same period in 2005, and $116,079 for the three months ended September 30, 2006 compared to the same period in 2005. Of these increases, $47,500 is related to lease payments for our current main office as we await the completion of the new main office and $70,779 is directly related to rental expense for the mortgage operations. As we continue to expand, we expect that occupancy costs will increase.

Data processing fees increased $53,627 during the nine months ended September 30, 2006 to $389,333 from $335,706 for the same period of 2005, and $27,063 for the three months ended September 30, 2006 compared to the same period in 2005. Data processing costs are primarily related to the volume of loan and deposit accounts and associated transaction activity. These data processing costs are consistent with our expectations.

Other operating expenses increased 97.09% to $1,448,729 during the nine months ended September 30, 2006 compared to $735,046 for the same period in 2005. For the three month period ended September 30, 2006, other operating expenses increased 114.87% to $589,519 compared to $274,362 for the same period in 2005. Specifically, for the nine months ended September 30, 2006, merchant credit card processing expense increased $111,159 and our credit card issuance processing fees increased $44,785. These increases are related to the launch of the merchant processing and credit card issuance.

Credit and collection expense increased $147,537 for the nine months ended September 30, 2006 and $122,068 for the three month period ended September 30, 2006. Of this amount, $72,277 is related to the increase in brokers fees and lenders credit expenses. The increases are related to the mortgage division. Director deferred compensation plan expense increased $71,909 to $112,671 for the nine months ended September 30, 2006 and decreased $3,623 to $24,596 for the three month period ended September 30, 2006. The increase is related to a modification to provide an increase in benefits. Travel increased $62,208 for the nine months ended September 30, 2006 and $26,828 for the three month period ended September 30, 2006. Entertainment expenses increased $27,488 for the nine month period ended September 30, 2006 and decreased $1,497 for the three months ended September 30, 2006. Of this amount, $25,000 is related to the establishment of an account at the Waccamaw Community Foundation. Dues and subscriptions increased $29,866 during the first nine months ended September 30, 2006 and $8,782 for the three month period ended September 30, 2006. The increases in dues and subscriptions are related to the launch of merchant processing and credit card services, and the formation of the audit and compliance staff, as well as the mortgage division. Furniture and equipment expenses increased $59,929 for the nine months ended September 30, 2006 and $35,411 for the three months ended September 30, 2006. The increase is related to equipment upgrades for the ATMs, costs associated with moving the computer center from the current main office to the operations center, equipment upgrades to the HVAC system at the operations center, along with normal equipment maintenance. Operating losses increased $39,933 for the nine months ended September 30, 2006 and decreased $4,529 for the three months ended September 30, 2006. The majority of the operating losses were associated to one-time expenses with the acquisition of the mortgage division.

In summary, these increases are primarily the result of increased operating expenses related to the growth of the company, the formation of the mortgage division, the launch of the merchant credit card processing and credit card issuance, along with other expenses associated with the expansion of loans and deposits. We expect our operating expenses to increase as we continue to grow our company.

BALANCE SHEET REVIEW

General

We had total assets of $492.0 million at September 30, 2006, an increase of 43.9% from $341.8 million at September 30, 2005 and an increase of 23.8% from $397.4 at December 31, 2005. Total assets consisted primarily of $398.1 million in net loans, $66.4 million in investments, $11.2 million in premises and equipment, and $6.7 million in cash and due from banks. Our liabilities at September 30, 2006 totaled $448.5 million, consisting primarily of $382.8 million in deposits, $37.5 million in FHLB advances, $10.3 million of junior subordinated debentures, and $8.9 million in fed funds purchased. Our total deposits increased to $382.8 million at September 30, 2006, up 43.3% from $267.1 million at September 30, 2005 and up 23.1% from $310.9 million at December 31, 2005. Shareholders’ equity increased $5.4 million to $43.6 million at September 30, 2006, as compared to $38.2 million at September 30, 2005, and increased $4.5 million as compared to $39.1 million at December 31, 2005.

Investment Securities

Total securities averaged $57.4 million in the first nine months of 2006 and totaled $66.4 million at September 30, 2006. During the same period of 2005, total securities averaged $41.2 million and totaled $47.4 million at September 30, 2005. Total investment securities averaged $42.6 million over the twelve months ended December 31, 2005 and totaled $46.5 million at December 31, 2005. At September 30, 2006, our total investment securities portfolio had a book value of $67.5 million and a market value of $66.4 million for an unrealized net loss of $1.1 million. We primarily invest in U.S. Government Agencies and U.S. Government Mortgage-backed securities.

At September 30, 2006, short-term investments totaled $235,866 compared to $607,305 as of September 30, 2005. At December 31, 2005, short-term investments totaled $25.5 million. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. The fluctuation in short-term investments is primarily due to higher loan demand during the periods the investment amounts are lower. An increase in short-term investments is related to a combination of deposit specials and a lower loan demand.

Loans

Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of September 30, 2006, loans represented 84.4% of average earning assets compared to 83.3% at September 30, 2005, and 84.2% at December 31, 2005. At September 30, 2006, net loans (total loans less the allowance for loan losses) totaled $398.1 million, an increase of $121.5 million from September 30, 2005. Average total loans increased from $235.0 million, with a yield of 7.48%, in the first nine months of 2005 to $360.7 million, with a yield of 8.69%, during the same period in 2006. Average total loans at December 31, 2005 were $251.3 million with a yield of 7.54%. The increase in yield on loans during these periods is due to the increasing interest rate environment in 2005 and 2006. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

The following table shows the composition of the loan portfolio by category at September 30, 2006, September 30, 2005 and December 31, 2005.

	Composition of Loan Portfolio

	September 30, 2006		September 30, 2005		December 31, 2005
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$44,386,968	11.0%	$41,490,898	14.8%	42,182,809	13.5%

Real estate - construction	40,924,105	10.1%	18,627,033	6.6%	25,846,870	8.3%

Real estate - mortgage	310,748,890	76.9%	212,895,275	75.8%	236,539,168	75.8%

Consumer	8,077,587	2.0%	7,996,205	2.8%	7,488,039	2.4%

Loans, gross	404,137,550	100.0%	281,009,411	100.0%	312,056,886	100.0%

Unearned loan fees and costs, net	(320,121)		(414,547)		(268,164)

Allowance for possible loan losses	(5,671,492)		(3,901,792)		(4,364,287)

Loans, net	$398,145,937		$276,693,072		$307,424,435

The principal component of our loan portfolio at September 30, 2006, September 30, 2005, and December 31, 2005 was mortgage loans, which represented 76.9%, 75.8%, and 75.8% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

At September 30, 2006, the allowance for possible loan losses was $5.7 million, or 1.40% of outstanding total loans, compared to an allowance for possible loan losses of $3.9 million, or 1.39% of outstanding total loans, at September 30, 2005. This increase is due to growth in the loan portfolio our ongoing evaluation of credits. In the first nine months of 2006, we had net charge-offs totaling $471,395. During the same period in 2005, we had net charge-offs totaling $163,047. We had non-performing loans totaling $2.6 million at September 30, 2006 and $1.0 million at September 30, 2005. While there can be no assurances, we do not expect significant losses relating to these non-performing loans.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the nine months ended September 30, 2006, September 30, 2005 and December 31, 2005.

Allowance for Loan Losses

	Nine months ending September 30,		December 31,
	2006	2005	2005

Average total loans outstanding	$360,729,338	$235,003,335	$251,305,542
Total loans outstanding at period end	403,817,429	280,594,864	311,788,722
Total nonperforming loans	2,615,341	1,010,006	1,111,264

Beginning balance of allowance	$4,364,287	$2,421,839	$2,421,839

Loans charged off	(498,490)	(190,935)	(279,856)
Total recoveries	27,095	27,888	38,304

Net loans charged off	(471,395)	(163,047)	(241,552)

Provision for loan losses	1,778,600	1,643,000	2,184,000

Balance at period end	$5,671,492	$3,901,792	$4,364,287

Net charge-offs to average total loans	.13%	.07%	0.10%
Allowance as a percent of total loans	1.40%	1.39%	1.40%
Nonperforming loans as a percentage of total loans	0.65%	0.36%	0.36%
Nonperforming loans as a percentage of allowance	46.11%	25.89%	25.46%

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

Allocation of the Allowance for Loan Losses

As of September 30, 2006

Commercial	$744,014	10.98%
Real estate - construction	404,447	10.13%
Real estate - mortgage	2,465,974	76.89%
Consumer	112,019	2.00%
Unallocated	1,945,038	-
Total allowance for Loan Losses	$5,671,492	100.0%

Nonperforming Assets

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At September 30, 2006, there was one loan in the amount of $18,128 accruing interest that was 90 days or more past due and we had no restructured loans.

Deposits and Other Interest-Bearing Liabilities

Average total deposits were $353.5 million and average interest-bearing deposits were $320.9 million in the first nine months of 2006. Average total deposits were $237.7 million and average interest-bearing deposits were $206.7 million in the same period of 2005. Average total deposits were $248.0 million and average interest-bearing deposits were $216.8 million at December 31, 2005.

The following table sets forth our deposits by category as of September 30, 2006, September 30, 2005, and December 31, 2005.

	Deposits

	September 30, 2006		September 30, 2005		December 31, 2005
	Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$35,560,935	9.3%	$34,066,310	12.7%	$31,152,603	10.0%
Interest bearing checking accounts	20,071,664	5.2%	19,186,493	7.2%	22,235,452	7.2%
Money market accounts	97,421,218	25.5%	74,957,347	28.1%	70,090,021	22.5%
Savings accounts	3,306,161.9%		3,991,983	1.5%	3,639,178	1.2%
Time deposits less than $100,000	129,146,950	33.7%	74,098,721	27.7%	100,390,284	32.3%
Time deposits of $100,000 or over	97,277,543	25.4%	60,795,359	22.8%	83,386,672	26.8%

Total deposits	$382,784,471	100.0%	$267,096,212	100.0%	$310,894,210	100.0%

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

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $285.5 million at September 30, 2006 compared to $206.3 million at September 30, 2005 and $227.5 million at December 31, 2005. Our brokered deposits were $27.1 million as of September 30, 2006, $8.7 million as of September 30, 2005 and $23.7 million as of December 31, 2005. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 74.6% at September 30, 2006, 77.2% at September 30, 2005, and 73.2% at December 31, 2005. Our loan-to-deposit ratio was 105.5% at September 30, 2006 versus 105.2% at September 30, 2005 and 98.8% at December 31, 2005. The average loan-to-deposit ratio was 102.1% at September 30, 2006, 98.9% at September 30, 2005 and 100.0% at December 31, 2005.

Advances from Federal Home Loan Bank

In addition to deposits, we obtained funds from the Federal Home Loan Bank to help fund our loan growth. Average borrowings from the Federal Home Loan Bank were $32.5 million during the first nine months of 2006 and totaled $37.5 million at September 30, 2006. The following table reflects the current borrowing terms as of September 30, 2006.

FHLB Description	Balance	Current Rate	Maturity Date
Fixed Rate Hybrid	5,000,000	4.76%	10/21/2010
Prime Based Advance	10,000,000	5.48%	09/19/2011
Convertible	7,500,000	4.51%	11/23/2010
Convertible	5,000,000	3.44%	03/10/2015
Convertible	5,000,000	3.68%	07/13/2015
Convertible	5,000,000	4.06%	09/29/2016

	$37,500,000

Other Borrowings

Note Payable
At September 30, 2006, we had $5.9 million note payable which is included in other borrowings. This represents our portion of the total amount advanced on a $7.2 million line of credit on the construction loan that was obtained by BFNM, LLC to fund the construction of an office building that will house our main office.

Fed Funds Purchased
At September 30, 2006, we had $8.9 million in fed funds purchased from Nexity Bank which is included in other borrowings. We had no fed funds purchased at September 30, 2005 and at December 31, 2005.

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

Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $44,865 at September 30, 2006, $46,040 at September 30, 2005 and $45,740 at December 31, 2005. These costs are included in other assets on our consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $3,337 for the nine month period ended September 30, 2006, $2,711 for the nine month period ended September 30, 2005, and $3,962 for the one year period ended December 31, 2005. These costs are reported in other noninterest expense on the consolidated statement of income.

The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 8.21% and 7.29% at September 30, 2006. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. We have the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. We have no current intention to exercise our right to defer payments of interest on the trust preferred securities. We have the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. We may also redeem the trust preferred securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

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

At September 30, 2006, our total shareholders’ equity was $43.6 million ($43.8 million at the bank level). At September 30, 2006, our Tier 1 capital ratio was 13.8% (11.5% at the bank level), our total risk-based capital ratio was 15.2% (12.8%

at the bank level), and our Tier 1 leverage ratio was 12.2% (9.5% at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $16.4 million. We also have a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $4.5 million at September 30, 2006. The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At September 30, 2006, we had borrowed $42.0 million on this line. We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity needs for the next 12 months. We also have access to funds utilizing the discount window upon pledging of collateral

Interest Rate Sensitivity

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of September 30, 2006. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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

At September 30, 2006, the bank had issued commitments to extend credit of $35.3 million through various types of lending arrangements, of which $33.3 million was at variable rates. The commitments expire over the next 18 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $21.5 million at September 30, 2006. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At September 30, 2006, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $29.4 million. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $341.2 million at September 30, 2006.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2006. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6.   Exhibits.

Exhibit          Description

31.1               Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2               Rule 13a-14(a) Certification of the Principal Financial Officer.

32                   Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: November 9, 2006	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2006	By: /s/ Richard N. Burch Richard N. Burch Chief Financial (Principal Financial and Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number          Description

31.1                 Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                 Rule 13a-14(a) Certification of the Principal Financial Officer.

32                    Section 1350 Certifications.