Form 10-K
period 2006-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2007-03-22
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 000-22503

BEACH FIRST NATIONAL BANCSHARES, INC.
(Name of Registrant as Specified in Its Charter)

South Carolina	57-1030117
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3751 Robert M. Grissom Pkwy, Suite 100
Myrtle Beach, South Carolina	29577
(Address of Principal Executive Offices)	(Zip Code)

        (843) 626-2265
Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:   None

Title of each class	Name of each exchange on which registered
Common stock, $1.00 par value per share	The NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes            No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes            No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No

The issuer’s revenue for the year ended December 31, 2005 was $ 12,665,596.

The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of June 30, 2006, was approximately $52,938,669. This calculation was based on the closing price of our common stock on June 30, 2006 of $16.94.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On March 2, 2007, 4,769,116 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Company’s Annual Report to Shareholders for the year ended December 31, 2006 is incorporated by reference in this Form 10-K in Part II, Items 6, 7, 7A and 8. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2007 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

Transitional Small Business Disclosure Format.   (Check one):   Yes      No

Part I

Item 1.   Business

        This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to those described below under “Risk Factors.”

General Overview

        We conduct a general commercial and retail banking business, emphasizing the needs of individual and small- to medium-sized businesses. We operate our banking business through our bank, Beach First National Bank. Our main office is located at the corner of Grissom Parkway and Thirty Eighth Avenue in Myrtle Beach, South Carolina. In June 2001, we opened our first branch office, which is located at the northwest corner of the intersection of S.C. Highway 544 and U.S. Highway 17 in Surfside Beach, South Carolina. In November 2002, we opened our second branch office located in the Gator Hole Shopping Center in North Myrtle Beach, South Carolina, in February 2003, we opened our third office on Hilton Head Island, South Carolina, in July 2004, we opened our fourth office in the Litchfield/Pawleys Island area in the Willbrook Shopping Center and in January 2005, we opened our sixth office on the south end of Hilton Head Island in the Village at Wexford Shopping Center. We primarily serve the Grand Strand area of Myrtle Beach, South Carolina and Hilton Head Island, South Carolina. In June 2006, we added the mortgage division which has offices in Little River, South Carolina, Burke, Virginia, Fredericksburg, Virginia, Chantilly, Virginia, Frederick, Maryland, and Gastonia, North Carolina. We added a mortgage office in Vienna, Virginia in January 2007. In December 2006, we moved into our new corporate headquarters. We have plans to expand our operations to serve the other coastal areas of South Carolina. We maintain an internet web site at http://www.beachfirst.com. The information on our website is not incorporated by reference into this report.

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

Deposit Products

        Our principal source of funding is core deposits, of which approximately 91.7% were obtained from within our core markets as of December 31, 2006. We offer a full range of deposit services, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to long-term certificates of deposit. We regularly review our deposit rates to ensure that we remain competitive in our markets. Due to the seasonal nature of our market areas, deposit growth is generally strongest during the summer months and loan demand usually reaches its peak during the winter months. Thus, we historically have a more favorable liquidity position during the summer months. To meet loan demand and liquidity needs during the winter months, we typically offer special rates on deposits.

Other Financial Services

        We offer NetTeller Internet banking with PowerPay bill payment and cash management services. With NetTeller and PowerPay, customers can perform a variety of banking functions from their home or office computer. These services allow our customers to view images of checks, deposits (including the items that make up the deposit), and past statements, and also to transfer funds between Beach First accounts, download information to money management software packages, and pay bills. To help business customers streamline their day-to-day operations and leave more time to focus on their core lines of business, we also offer online cash management services, including business internet banking, ACH or electronic transactions, wire origination, sweep accounts, CD ROM statements, and consolidated analysis. Our goal with technology-oriented products such as NetTeller, cash management, and website is to supplement our high level of service by offering our customers a virtual key to the bank.

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

Lending Activities

    General.        We emphasize a range of lending services, including real estate, commercial, consumer loans, home equity lines of credit and loans to small-to-mid-size businesses that are located, or conduct a substantial portion of their business in the Grand Strand and Hilton Head Island markets. At December 31, 2006, we had average total loans of $372.8 million, representing 84.2% of our average earning assets. The Bank strives to maintain a strong credit culture focused on safety and soundness. We employee veteran bankers with knowledge of the markets we are in.

        We currently engage an outside firm to evaluate our loan portfolio on an annual basis for credit quality. Our credit administration area reviews the loans as well. As of December 31, 2006, there were no loans 90 day or more past due still accruing interest, and we had no restructured loans. Because loans typically provide higher interest yields than other types of interest-earning assets, we invest a substantial percentage of our earning assets in our loan portfolio.

        We have focused our lending activities primarily on small business owners, the professional market, including doctors and dentists, operating companies and commercial real estate developers. By focusing on this customer base and by serving each customer with a consistent relationship team of bankers, we have generated a loan portfolio with an average size loan of approximately $183,859 as of December 31, 2006. At the same time, we strive to maintain a diversified loan portfolio and limit the amount of our loans to any single customer. As of December 31, 2006, our 10 largest customer loan relationships represented approximately $60.0 million, or 13.5% of the loan portfolio.

        Real Estate Mortgage Loans. Loans secured by real estate mortgages are the principal component of our loan portfolio. We obtain a security interest in real estate and other available collateral when necessary to increase the likelihood of the ultimate repayment of the loan. At December 31, 2006, we had loans secured by first or second mortgages on real estate, excluding real estate construction and land development loans, that made up approximately $315.7 million, or 76.7% of our loan portfolio.

        These loans will generally fall into one of three categories: commercial real estate loans, residential real estate loans and home equity loans. Most of our real estate loans are secured by residential or commercial property. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the economy and the value of real estate. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

•	Commercial Real Estate Loans. At December 31, 2006, our commercial real estate loans ranged in size from $8,000 to $11.0 million. We participate with correspondent banks when credits are in excess of our legal lending limit or to limit our exposure and risk and to manage our portfolio concentrations. The average commercial real estate loan size was approximately $413,897. These loans generally have terms of five years or less, although payments may be structured on a longer amortization basis. We evaluate each borrower on an individual basis to determine the business risks and credit profile of each request. We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-

occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. Our underwriting criteria evaluates a number of factors to minimize the risk. We underwrite loans to include credit and cash flow analysis, valuation of the collateral pledged and determine other factors and issues to support the loan. In order to ensure secondary sources of payment and liquidity to support a loan request, we typically review all of the personal financial statements and tax returns of the principal owners and require their personal guarantees. At December 31, 2006, commercial real estate loans (other than construction loans) amounted to $262.0 million, or approximately 63.7% of our loan portfolio. This includes various types of business purpose loans secured by commercial real estate.

•	Residential Real Estate Loans. We do not generally originate traditional long -term residential mortgages for our portfolio, but we do issue traditional first and second mortgage residential real estate loans and home equity lines of credit. At December 31, 2006, our individual residential real estate loans ranged in size from $14,800 to $792,000, with an average loan size of approximately $133,412. Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%. We offer fixed and adjustable rate residential real estate loans with amortizations up to 20 years. We also offer fixed rate and variable rate mortgage loans that are held for sale and sold to investors for terms greater than 20 years, rather than retaining these loans. At December 31, 2006, total residential real estate loans (other than construction loans) amounted to $33.6 million or 8.1% of our loan portfolio. Of this total amount, we had $12.5 million of mortgage loans held for sale at December 31, 2006.

•	Home Equity Loans. Our underwriting criteria for, and the risks associated with, home equity loans and lines of credit are generally the same as those for first mortgage loans. Home equity lines of credit typically have terms of fifteen years or less. We generally limit the extension of credit to 90% of the available equity of each property. At December 31, 2006, our individual home equity lines of credit amounted to $20.1 million or 4.9% of our loan portfolio. At December 31, 2006, loans ranged in size from $10,000 to $1.0 million, with an average balance of approximately $69,438.

        Real Estate Construction and Land Development Loans. We offer mostly adjustable rates on residential and commercial construction loans to builders and developers and to consumers who wish to build their own homes. At December 31, 2006, our construction and development real estate loans ranged in size from approximately $30,000 to $9.7 million, with an average loan size of approximately $610,319. The duration of our construction and development loans are generally limited to no more than 18 months, although payments may be structured on a longer basis or amortized if necessary. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties, because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Specific risks include:

•	cost overruns;

•	mismanaged construction;

•	inferior or improper construction techniques;

•	economic changes or downturns during construction;

•	rising interest rates which may prevent sale of the property; and

•	failure to sell completed projects in a timely manner.

        We attempt to reduce the risk associated with construction and development loans by requiring personal guarantees, obtaining third party inspections, requiring a percentage of pre-sales and keeping the loan-to-value ratio of the completed project at or below 80% for construction loans and 75% for land development loans. At December 31, 2006, total construction and development loans amounted to $44.0 million, or 10.7% of our total loan portfolio.

        Commercial Business Loans. We make loans for commercial purposes in various lines of businesses, including retail, service industry, and professional service area. At December 31, 2006, our individual commercial business loans ranged in size from approximately $2,000 to $4.0 million, with an average loan size of approximately $63,941. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. At December 31, 2006, commercial business loans amounted to $44.0 million, or 10.7% of our total loan portfolio.

        We are eligible to offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7 (a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government, which helps to reduce their risk. SBA loans generally carry a 75% guarantee of the loan.

        Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans, credit cards, and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable with various terms depending on the product type. At December 31, 2006, our individual consumer loans ranged in size from $2,000 to $154,000, with an average loan size of approximately $17,532. Our installment loans typically amortize over periods up to 60 months. We will offer consumer loans with a single maturity date when a specific source of repayment is available. We typically require monthly payments of interest and a portion of the principal on our revolving loan products and credit cards. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2006, consumer loans amounted to $7.8 million or 1.9% of our loan portfolio

        Credit Administration and Loan Review. We emphasize a strong credit culture focused on safety and soundness. We employ experienced relationship managers with solid knowledge of the markets we serve. We maintain a continuous internal loan review system and engage an independent consultant on an annual basis to review loan files to confirm our loan grading system and to identify any issues that may need improvement. Each loan officer is responsible for every loan he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid. The compensation of our lending officers is dependent in part on the asset quality of their loan portfolios.

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

        Each type of loan carries a credit risk, simply defined as the potential that the borrower will not be willing or able to repay the debt. While real estate loans have various risks common to all types of loans, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan. Real estate loans are all sensitive to fluctuations in the value of the real estate securing the loan. In addition, commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt. Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties. These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property. Inferior or improper construction techniques, cost overruns, changes in economic conditions during the construction and marketing period, and rising interest rates which may slow the sale of the property are all risks unique to this type of loan. Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates. Commercial loans primarily have risk that the primary source of repayment will be insufficient to service the debt. Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value. Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower’s employment status as the sole source of repayment. By following defined underwriting criteria as noted above, we seek to reduce these risks. Additionally, we help to reduce the risk that the underlying collateral may not be sufficient to pay the outstanding balance by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios. We control risks by reducing concentration of our loan portfolio in any one type of loan. A concentration of credit report based upon NAICS codes, collateral codes, and other factors are reviewed on a quarterly basis by the board of directors.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. We attempt to mitigate these risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. Individual loan authorities are granted based on historical performance and experience. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority or the executive internal loan committee limit, then the board of directors’ loan committee may approve the loan up to 15% of our capital and unimpaired surplus or legal lending limit. We do not make any loans to any of our directors or executive officers unless the loan is approved by the loan committee and reviewed by the board of directors. These loans are made on terms that are not more favorable to the director or executive officer than would be available to a person not affiliated with us. We take steps to protect against losses due to hurricanes and weather phenomena by requiring customers to carry appropriate insurance.

        Lending Limits. Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 15% of the bank’s capital and unimpaired surplus. This limit will increase or decrease as the bank’s capital increases or decreases. Based upon the capitalization of the bank at December 31, 2006, our legal lending limit was approximately $7.7 million. We are able to sell participations in our larger loans to other financial institutions, which allow us to manage the risk involved in these loans and to meet the lending needs of our customers requiring extensions of credit in excess of this limit.

Competition

        The Myrtle Beach and Hilton Head Island markets are highly competitive markets which all of the largest banks in the state, as well as super regional banks, are represented. The competition among the various financial institutions is based upon a variety of factors, including interest rates offered on deposit accounts, interest rates charged on loans, credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits. In addition to banks and savings associations, we compete with other financial institutions including securities firms, insurance companies, credit unions, leasing companies and finance companies. Size gives larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina. As a result, we do not generally attempt to compete for the banking relationships of large corporations, but concentrate our efforts on small- to medium-sized businesses and individuals. We believe we have competed effectively in this market by offering quality and personal service.

Employees

        At December 31, 2006, we employed a total of 110 full-time and 15 part-time employees. The company believes that the relations with its employees are good.

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

Beach First National Bancshares, Inc.

        We own 100% of the outstanding capital stock of the bank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

        Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

        As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect in writing for financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

        The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control. In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. Our common stock is registered under Section 12 of the Securities Exchange Act. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

        Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the bank and to commit resources to support the bank in circumstances in which we might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.

        Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Beach First National Bank — Capital Regulations.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the bank to the company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Beach First National Bank – Dividends.” We are also able to raise capital for contribution to the bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

        South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “S.C. Board”). We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Beach First National Bank

        The bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the “Comptroller”) . Deposits in the bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-

retirement depositor and $250,000 for certain retirement-account depositors. The Comptroller and the FDIC regulate or monitor virtually all areas of the bank's operations, including

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

        The Comptroller requires the bank to maintain specified capital ratios and imposes limitations on the bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The Comptroller of the Currency also requires the bank to prepare annual reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

        All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

        Prompt Corrective Action. As an insured depository institution, the bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the Comptroller’s prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

        If the Comptroller determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

        If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, if the bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the Comptroller that is subject to a limited performance guarantee by the corporation. The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

        An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

        As of December 31, 2006, the bank was deemed to be “well capitalized.”

        Deposit Insurance and Assessments. Deposits at the bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law – generally $100,000 per accountholder and $250,000 for certain retirement accountholders. In accordance with regulations adopted to implement the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), deposit insurance premium assessments are based upon perceived risks to the DIF, by evaluating an institution’s supervisory ratios and other financial ratios and then determining insurance premiums based upon the likelihood an institution could be downgraded to a CAMELS 3 or worse in the succeeding year. As a result, institutions deemed to pose less risk, pay lower premiums than those institutions deemed to pose more risk, which pay more.

        FDIRA caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC is required issue cash dividends, awarded on a historical basis, for half of the amount of the excess. Pursuant to the FDIIRA, the FDIC will begin to indexing deposit insurance coverage levels for inflation beginning in 2012. Moreover, if we become undercapitalized we cannot accept employee benefit plan deposits.

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

        The Federal Reserve Board has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

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

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

        Dividends. A national bank may not pay dividends from its permanent capital. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

        Branching. National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located. Under current South Carolina law, the bank may open branch offices throughout South Carolina with the prior approval of the Comptroller. In addition, with prior regulatory approval, the bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

        Community Reinvestment Act. The Community Reinvestment Act requires that the Comptroller evaluate the record of the bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank.

        Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

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

        Enforcement Powers. The bank and its “institution-affiliated parties,” including its management, employees agents independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

        USA PATRIOT Act. The USA PATRIOT Act became effective on October 26, 2001, amended, in part, the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

        Under the USA PATRIOT Act, the Federal Bureau of Investigation (“FBI”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

        The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

        Privacy and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the bank’s policy not to disclose any personal information unless required by law.

        Like other lending institutions, the bank utilizes credit bureau data in its underwriting activities. Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data. The Fair and Accurate Credit

Transactions Act of 2003 (the “FACT Act”) authorizes states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

        Check 21. The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

Item 1A.   Risk Factors

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

        We attempt to maintain an appropriate allowance for loan losses to provide for potential losses in our loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality;
•	the amount and quality of collateral, including guarantees, securing the loans; and
•	concentration of credit risk.

        There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of a portion of our loan portfolio may increase the risk of credit defaults in the future.

        Due to the rapid growth of our bank over and the type of credit originated in the past several years, a large portion of the loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio has some unseasoned loans, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

An economic downturn, especially one affecting the Horry and Beaufort County areas, could reduce our customerbase, our level of deposits, and demand for financial products such as loans.

        Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our markets, especially in Horry and Beaufort Counties and to a lesser extent Georgetown County. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. Interest received on loans represented approximately 84.6% of our interest income for the year ended December 31, 2006. If an economic downturn occurs in the economy as a whole, or especially in the Horry and Beaufort County areas, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

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

        Our success depends, in part, on our executive management group and our continued ability to attract and retain experienced loan originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

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

        We are in the process of evaluating our internal controls to allow management to report on our internal control for our fiscal year 2007, and for our independent registered public accounting firm to attest to our internal controls for fiscal year 2008.  We are performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we currently anticipate that we will be able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely manner, as required by Section 404 and the SEC’s related regulations, we could identify deficiencies that we may not be able to remediate in time to meet this deadline. If we are not able to implement or maintain the requirements of Section 404 in a timely manner or with adequate compliance, we could be subject to scrutiny by regulatory authorities and the trading price of our stock could decline.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors and regulators could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.   We currently anticipate that we will fully implement the requirements relating to internal controls and all other aspects of Section 404 within the required time frames.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

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

        We may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a target institution;

•	the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

The success of our growth strategy depends on our ability to identify and retain individuals with experience and relationships in the markets in which we intend to expand.

To expand our coastal franchise successfully, we must identify and retain experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we may expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established financial institutions. In addition, the process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy requires both management and financial resources and is often lengthy. Our inability to identify, recruit, and retain talented personnel to manage new offices effectively would limit our growth and could materially adversely affect our business, financial condition, and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect our business.

        A significant portion of our loan portfolio is secured by real estate. As of December 31, 2006, approximately 87.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secure these loans, may also negatively impact our financial condition. High insurance rates and cancellation of insurance policies along the coast could represent an inherent risk in the loan portfolio.

A large percentage of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

        All of the loans that we make are subject to written loan policies adopted by our board of directors and to supervisory guidelines imposed by our regulators. Our loan policies are designed to reduce the risks associated with the loans that we make by requiring our loan officers to take certain steps that vary depending on the type and amount of the loan, prior to closing a loan. These steps include, among other things, making sure the proper liens are documented and perfected on property securing a loan, and requiring proof of adequate insurance coverage on property securing loans. Loans that do not fully comply with our loan policies are known as “exceptions.” We categorize exceptions as policy exceptions, financial statement exceptions and collateral exceptions. As of December 31, 2006, approximately 12.6% of the loans in our portfolio included collateral exceptions to our loan policies. As a result of these exceptions, such loans may have a higher risk of loan loss than the other loans in our portfolio that fully comply with our loan policies. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe banking practice.

        While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2006, approximately $28.0 million of our loans, or 53.5% of our bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 11 loans totaling approximately $1.4 million has loan-to-value ratios of 100% or more. Supervisory limits on commercial loan to value exceptions are set at 30% of our bank’s capital. At December 31, 2006, $9.4 million of our commercial loans, or 17.9% of our bank’s capital, exceeded the supervisory loan to value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Item 1B.   Unresolved Staff Comments: Not applicable.

Item 2.   Properties.

        We currently operate from a six branch network along the South Carolina coast. Our branch offices are located in Beaufort, Horry, and Georgetown Counties. We also have eight loan production offices located in South Carolina, North Carolina, Maryland and Virginia.

Type of Office	Location	Leased or Owned

Main office	3751 Grissom Parkway, Myrtle Beach, South Carolina 29577	Owned (1)

Branch	Highway 544 in the Sayebrook Village Shopping Center in Surfside	Leased (2)
Beach, which is south of Myrtle Beach

Branch	Gator Hole Shopping Center at 710 Highway 17 North, North Myrtle	Leased (2)
Beach, which is in the northern end of the Grand Strand

Branch	Willbrook Shopping Center in Pawleys Island, which is in Georgetown	Leased
County at the southern end of the Grand Strand

Branch	Pineland Station Office Building at 430 William Hilton Parkway, Hilton	Leased
Head Island

Branch	The Village at Wexford Shopping Center at 1000 William Hilton Parkway,	Leased
Hilton Head Island

Loan Production Office	Mortgage Operations Center at 1384 Highway 17, Little River, South	Leased
Carolina 29566

Loan Production Office	1519 South Marietta Street, Gastonia, North Carolina 28054	Leased

Loan Production Office	Monarch Executive Suites at 5235 Westview Drive, Frederick,	Leased
Maryland 21703

Loan Production Office	520 William Street Building at 520 William Street, Fredericksburg,	Leased
Virginia 22401

Loan Production Office	Burke Town Shopping Plaza at 9554 Old Keene Mill Road, Burke,	Leased
Virginia 22015

Loan Production Office	4229 Lafayette Center Drive, Chantilly, Virginia 20151	Leased

Loan Production Office	1921 Gallows Road, Vienna, Virginia 22182	Leased (4)

(1)	We own the company that owns the building, and the bank leases from that company.
(2)	We own the building but lease the land.
(3)	Two offices at this location.
(4)	Location opened January 2007.

        Our new headquarters, built in partnership with Nelson Mullins Riley & Scarborough, LLP, opened in December 2006 at the corner of 38th Avenue North and Robert M. Grissom Parkway. We have moved our main office to this location and Nelson Mullins Riley & Scarborough has relocated its Myrtle Beach legal office to the building. We purchased the land for approximately $1.8 million, and contributed the land to BFNM Building, LLC, an entity of which we own two-thirds and Nelson Mullins Riley & Scarborough owns one-third. We financed the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project. The total land and construction project cost was $7.0 million, exclusive of tenant improvements. We lease two-thirds of the building (approximately 30,000 square feet) from BFNM Building, LLC, the entity that owns the building. Because we only occupy approximately 12,000 square feet of space we lease, we intend to lease the other 18,000 square feet of our portion to outside tenants. Nelson Mullins Riley & Scarborough leases the remaining one-third of the building from BFNM Building, LLC, the entity that owns it.

        We believe that all of our properties are adequately covered by insurance.

Item 3.   Legal Proceedings.

From time to time we are involved in legal proceedings and claims in the ordinary course of our business. We are not aware of any legal proceedings or claims pending or threatened against us that we expect to have a material adverse effect on our financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.

        Our common stock was approved for listing on The NASDAQ Global Market in June 2005 under the symbol “BFNB.” Prior to such listing, our common stock was quoted on the OTC Bulletin Board under the symbol “BFNB.OB.” As of March 2, 2007, we had approximately 2,974 shareholders of record. Unless otherwise noted, the following table shows the high and low sales prices published by NASDAQ for each quarter within the last two fiscal years.

	High	Low
Year end 2006:
First Quarter *	17.03	16.68
Second Quarter*	17.08	16.94
Third Quarter	16.83	16.67
Fourth Quarter	19.89	18.90

Year end 2005:
First Quarter *	13.47	13.10
Second Quarter *	13.17	12.83
Third Quarter *	13.28	13.22
Fourth Quarter *	16.33	16.33

_________________

* For the periods indicated, the table shows the reported high and low bid information (adjusted for stock splits) on the NASDAQ Global Market. Such prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

        To date, we have not paid cash dividends on our common stock. We currently intend to retain earnings to support operations and finance expansion. Cash and stock dividends are discussed regularly at the board meetings. All of our outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the board of directors. The company declared 3 for 2 stock splits in June 2004 and in October 2006, payable December 21, 2006. The company has not paid any cash dividends to date.

Item 6.   Selected Financial Data.

	Years Ended December 31,
	(Dollars and shares in thousands, except share amounts)
	2006	2005	2004	2003	2002
Summary Balance Sheet Data:
Assets	$520,201	$397,389	$242,091	$165,093	$118,409
Federal Funds Sold	14,011	25,521	463	4,599	5,429
Investment Securities	68,475	43,976	36,183	11,882	7,451
Loans, net	392,849	307,424	189,060	133,852	92,025
Allowance for loan losses	(5,888)	(4,364)	(2,422)	(1,760)	(1,276)
Deposits	416,357	310,894	203,169	138,100	99,866
Federal Funds Purchased	-	-	-	-	-
Other borrowings	44,710	35,504	16,500	11,500	4,000
Junior Subordinated Debt	10,310	10,310	5,155	--	--
Shareholder’s Equity	45,460	39,125	14,733	13,556	12,497

Summary Results of Operations Data:
Interest Income	$36,487	$20,921	$11,597	$8,496	$6,385
Interest Expense	16,029	7,189	3,331	2,483	2,095

Net Interest Income	20,458	13,732	8,266	6,013	4,290
Provision for loan losses	2,174	2,184	1,340	713	539

Net Interest Income after provision for loan losses	18,284	11,548	6,926	5,300	3,751
Noninterest Income	3,990	1,118	1,037	987	731
Noninterest Expense	12,576	7,545	5,682	4,688	3,356

Income (loss) before taxes	9,698	5,121	2,281	1,599	1,126
Income tax expense (benefit)	3,502	1,761	845	590	419
Net Income (loss)	$6,196	$3,360	$1,436	$1,009	$707

Share Data:
Net Income (loss), Basic	$1.30	$0.85	$0.48	$0.34	$0.24
Net Income (loss), Diluted	$1.27	$0.83	$0.46	$0.33	$0.24
Book Value	$9.53	$8.23	$5.41	$7.42	$7.04
Weighted Average number of shares outstanding:
Basic	4,764	3,976	3,016	2,967	2,966
Diluted	4,875	4,060	3,134	3,023	2,981

Performance Ratios:
Return on Average Assets	1.33%	1.08%	0.70%	0.70%	0.75%
Return on Average Equity	14.53%	11.37%	9.10%	7.05%	5.24%
Net Interest Margin	4.62%	4.60%	4.30%	4.51%	4.88%
Loan to Deposit Ratio	99.65%	95.25%	93.83%	92.87%	86.84%
Efficiency Ratio	45.04%	49.32%	56.86%	65.52%	67.62%

Asset Quality Ratios:
Nonperforming Assets, past due and restructured loans to
total loans	0.40%	0.36%	0.04%	0.27%	0.06%
Nonperforming Assets, past due and restructured loan to
total assets	0.32%	0.30%	0.03%	0.22%	0.01%
Net Charge-offs to average total loans	0.17%	0.10%	0.43%	0.20%	0.15%
Allowance for loan losses to nonperforming loans	27.59%	25.46%	3.18%	20.80%	6.74%
Allowance for loan losses to total loans	1.43%	1.40%	1.26%	1.30%	1.37%

Capital Ratios:
Average Equity to average assets	9.18%	9.48%	7.71%	9.87%	14.30%
Leverage ratio	12.20%	13.80%	10.10%	9.90%	9.90%
Tier 1 risk-based capital ratio	13.80%	16.00%	10.50%	10.30%	11.30%
Total risk-based capital ratio	15.20%	17.40%	12.20%	11.20%	12.50%

Growth Ratios and Other Data:
Percentage Change in Net Income	84.4%	134.0%	42.3%	42.7%	54.0%
Percentage Change in Diluted Net Income per share	53.6%	80.6%	37.3%	40.8%	(22.5)%
Percentage Change in Assets	30.9%	64.1%	46.6%	39.4%	46.6%
Percentage Change in Loans	31.9%	62.8%	41.2%	45.4%	47.6%
Percentage Change in Deposits	33.9%	53.0%	47.1%	38.9%	48.8%
Percentage Change in Equity	44.3%	87.3%	10.3%	5.6%	17.2%

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2006.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

See the following information incorporated by reference into Item 7 from our annual report to shareholders for the year ended December 31, 2006: Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity Management” and “Interest Rate Sensitivity.”

Item 8: Financial Statements and Supplementary Data

        The information required by Item 7 is hereby incorporated by reference from our annual report to shareholders for the year ended December 31, 2006.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.   Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2006. There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 9B.   Other Information. None.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

        Additional information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2007 Annual Meeting of Shareholders to be held on April 18, 2007.

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

Item 11.   Executive Compensation

        Information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2007 Annual Meeting of Shareholders to be held on April 18, 2007.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2007 Annual Meeting of Shareholders to be held on April 18, 2007.

Item 13.   Certain Relationships and Related Transactions and Director Independence

        Information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2007 Annual Meeting of Shareholders to be held on April 18, 2007.

Item 14.   Principal Accounting Fees and Services

        Information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2007 Annual Meeting of Shareholders to be held on April 18, 2007.

Part IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

        The following consolidated financial statements are incorporated by reference from our annual report to shareholders for the year ended December 31, 2006, as provided in Item 8 above:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in shareholders’ Equity and Comprehensive Inc for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to the Consolidated Financial Statements

           (2)     Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

           (3)     Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration
Statement No. 33-95562 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-95562 on
Form S-1).

4.1	Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the
Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement
No. 33-95562 on Form S-1).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's
Registration Statement No. 33-95562 on Form S-1).

10.1	Employment Agreement of Walter E. Standish, III with the Company dated February 27, 2007 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 2, 2007).*

10.2	Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company's
Form 10-QSB filed with the SEC on November 14, 2002).*

10.3	Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company's
Form 10-QSB filed with the SEC on November 14, 2002).*

10.4	Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company's Form
10-QSB filed with the SEC on November 14, 2002).*

10.5	Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996).*

13	Annual Report to Shareholders for the year ended December 31, 2006

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

_________________

* Indicates Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: March 22, 2007	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Walter E. Standish, III, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Bert Anderson Michael Bert Anderson	Director	March 22, 2007

/s/ Orvis Bartlett Buie Orvis Bartlett Buie	Director	March 22, 2007

Raymond E. Cleary, III	Chairman and Director

/s/ E.Thomas Fulmer E.Thomas Fulmer	Director	March 22, 2007

/s/ Michael D. Harrington Michael D. Harrington	Director	March 22, 2007

/s/ Joe N. Jarrett, Jr. Joe N. Jarrett, Jr.	Director	March 22, 2007

/s/ Richard E. Lester Richard E. Lester	Director	March 22, 2007

/s/ Leigh Ammons Meese Leigh Ammons Meese	Director	March 22, 2007

Signature	Title	Date

/s/ Rick H. Seagroves Rick H. Seagroves	Director	March 22, 2007

/s/ Don J. Smith Don J. Smith	Director	March 22, 2007

/s/ Samuel Robert Spann Samuel Robert Spann	Director	March 22, 2007

/s/ B. Larkin Spivey, Jr. B. Larkin Spivey, Jr.	Director	March 22, 2007

/s/ Walter E. Standish, III Walter E. Standish, III	President, CEO and Director	March 22, 2007

/s/ James C. Yahnis James C. Yahnis	Director	March 22, 2007

/s/ Richard N. Burch Richard N. Burch	Chief Financial Officer and Principal Accounting Officer	March 22, 2007

Exhibit List:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration
Statement No. 33-95562 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-95562 on
Form S-1).

4.1	Provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the
Company's Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement
No. 33-95562 on Form S-1).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company's
Registration Statement No. 33-95562 on Form S-1).

10.1	Employment Agreement of Walter E. Standish, III with the Company dated February 27, 2007 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed March 2, 2007).*

10.2	Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company's
Form 10-QSB filed with the SEC on November 14, 2002).*

10.3	Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company's
Form 10-QSB filed with the SEC on November 14, 2002).*

10.4	Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company's Form
10-QSB filed with the SEC on November 14, 2002).*

10.5	Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB for the fiscal year ended December 31, 1996).*

13	Annual Report to Shareholders for the year ended December 31, 2006

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

_________________

* Indicates Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.