Form 10-Q
period 2007-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2007-05-14
CIK 949228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-22503

BEACH FIRST NATIONAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-1030117
(State of Incorporation)	(I.R.S. Employer Identification No.)

3751 Grissom Parkway, Suite 100, Myrtle Beach, South Carolina  29577

(Address of principal executive offices)

(843) 626-2265

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On April 30, 2007, 4,819,741 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	March 31,		December 31,
	2007	2006	2006
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$7,654,093	$4,599,760	$5,198,945
Federal funds sold and short-term investments	4,655,718	6,133,853	14,010,667
Investment securities available for sale	69,191,574	52,099,895	68,474,531
Loans, net	427,957,250	344,306,128	392,848,582
Mortgage loans held for sale	13,865,389	—	12,478,222
Federal Reserve Bank stock	984,000	534,000	984,000
Federal Home Loan Bank stock	2,607,800	2,318,100	2,475,600
Premises and equipment, net	14,967,965	8,373,573	14,344,330
Cash value of life insurance	3,456,030	3,331,263	3,424,586
Other assets	7,467,395	5,012,133	5,961,876
Total assets	$552,807,214	$426,708,705	$520,201,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$35,863,807	$28,884,753	$37,194,469
Interest bearing deposits	409,193,216	308,985,257	379,162,660
Total deposits	445,057,023	337,870,010	416,357,129
Advances from Federal Home Loan Bank	37,500,000	32,500,000	37,500,000
Other borrowings	7,133,561	3,299,945	7,209,820
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	5,526,823	2,648,541	3,364,811
Total liabilities	505,527,407	386,628,496	474,741,760

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 4,779,241 issued and outstanding at March 31, 2007, 3,174,458 at March 31, 2006, and 4,768,413 at December 31, 2006	4,779,241	3,174,458	4,768,413
Paid-in capital	28,695,185	30,215,578	28,657,576
Retained earnings	14,319,179	7,725,389	12,706,795
Accumulated other comprehensive loss	(513,798)	(1,035,216)	(673,205)
Total shareholders’ equity	47,279,807	40,080,209	45,459,579
Total liabilities and shareholders’ equity	$552,807,214	$426,708,705	$520,201,339

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc, and Subsidiaries

Consolidated Condensed Statements of Income

	Three Months Ended March 31,		For the Year Ended December 31,
	2007	2006	2006
	(unaudited)	(unaudited	(audited)
INTEREST INCOME
Interest and fees on loans	$9,716,457	$6,823,870	$33,096,343
Investment securities	904,843	582,144	2,897,719
Federal funds sold	69,027	145,054	469,819
Other	5,900	5,256	22,929
Total interest income	10,696,227	7,556,324	36,486,810

INTEREST EXPENSE
Deposits	4,467,285	2,696,889	13,711,212
Advances from the FHLB and federal funds purchased	428,816	341,889	1,546,286
Junior subordinated debentures	318,380	177,247	771,740
Total interest expense	5,214,481	3,216,025	16,029,238

Net interest income	5,481,746	4,340,299	20,457,572

PROVISION FOR POSSIBLE LOAN LOSSES	351,200	522,200	2,174,400
Net interest income after provision for possible loan losses	5,130,546	3,818,099	18,283,172

NONINTEREST INCOME
Service fees on deposit accounts	135,488	127,965	514,286
Gain on sale of loans	—	22,259	60,392
Gain on sale of fixed asset	3,850	—	—
Loss on sale of investment securities	—	—	1,007
Income from cash value life insurance	36,759	34,850	143,717
Income from mortgage operations	1,773,197	66,385	2,136,250
Other income	384,807	60,061	1,134,697
Total noninterest income	2,334,101	311,520	3,990,349

NONINTEREST EXPENSES
Salaries and wages	2,332,432	1,023,484	6,018,633
Employee benefits	400,906	234,307	1,138,653
Supplies and printing	51,182	28,439	126,705
Advertising and public relations	143,606	83,515	387,056
Professional fees	127,989	77,522	311,627
Depreciation and amortization	315,739	130,402	518,551
Occupancy	448,618	189,484	1,065,091
Data processing fees	171,457	116,969	547,747
Other operating expenses	966,725	353,671	2,461,594
Total noninterest expenses	4,958,654	2,237,793	12,575,657

Income before income taxes	2,505,993	1,891,826	9,697,864

INCOME TAX EXPENSE	893,609	680,019	3,502,136

Net income	$1,612,384	$1,211,807	$6,195,728

BASIC NET INCOME PER COMMON SHARE	$.34	$.26	$1.30
DILUTED NET INCOME PER COMMON SHARE	$.33	$.25	$1.27
Weighted average common shares outstanding - basic	4,769,102	4,758,162	4,764,072
Weighted average common shares outstanding – diluted	4,926,803	4,864,620	4,874,562

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income

(Unaudited)

					Accumulated Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
BALANCE, DECEMBER 31, 2005	3,169,958	$3,169,958	$30,157,843	$6,513,582	$(715,970)	$39,125,413
Net income	—	—	—	1,211,807	—	1,211,807
Other comprehensive income, net of taxes:
Unrealized gain on investment securities	—	—	—	—	(319,246)	(319,246)
Plus Reclassification adjustments for gains included in net income	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	892,561
Exercise of stock options	4,500	4,500	57,735	—	—	62,235
BALANCE, MARCH 31, 2006	3,174,458	$3,174,458	$30,215,578	$7,725,389	$(1,035,216)	$40,080,209

					Accumulated Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2006	4,768,413	$4,768,413	$28,657,576	$12,706,795	$(673,205)	$45,459,579
Net income	—	—	—	1,612,384	—	1,612,384
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	—	—	—	—	95,085	95,085
Unrealized gain on interest rate swap	—	—	—	—	64,322	64,322
Plus Reclassification adjustments for gains included in net income	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	1,771,791
Exercise of stock options	10,828	10,828	37,609	—	—	48,437
BALANCE, MARCH 31, 2007	4,779,241	$4,779,241	$28,695,185	$14,319,179	$(513,798)	$47,279,807

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Myrtle Beach, South Carolina
Consolidated Condensed Statements of Cash Flows

	Three Months Ended March 31,		For the Year Ended December 31,
	2007	2006	2006
	(unaudited)	(unaudited)	(audited)
OPERATING ACTIVITIES
Net income	$1,612,384	$1,211,807	$6,195,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Proceeds from sale of mortgages held for sale	78,275,688	—	93,107,365
Disbursements for mortgages held for sale	(80,036,130)	—	(105,251,847)
Deferred income taxes	616,493	(747,735)	(747,736)
Provisions for loan losses	351,200	522,200	2,174,400
Depreciation and amortization	315,739	130,402	518,551
Accretion of deferred loan fees	677,847	317,004	(1,926,017)
Loss on sale of investment securities	—	—	57,276
Discount accretion and premium amortization	36,971	16,180	(79,569)
Loss on sale of property and equipment	3,768	—	(583,011)
Increase in other assets	(1,587,690)	(436,277)	(1,559,511)
Increase in other liabilities	2,085,754	1,092,939	1,809,209
Loss on sale of other real estate owned	—	—	6,031
Net cash provided by (used in) operating activities	2,352,024	2,106,520	(6,279,131)

INVESTING ACTIVITIES
Proceeds from paydowns of investment securities	—	—	4,180,510
Proceeds from sale of investment securities	—	—	4,473,361
Purchase of investment securities	(717,043)	(8,623,906)	(33,065,437)
Purchase of FHLB stock	(132,200)	(306,700)	(464,200)
Purchase of Federal Reserve stock	—	—	(450,000)
Decrease in Federal funds sold	9,354,949	19,387,218	11,510,404
Increase in loans, net	(36,495,835)	(37,720,897)	(86,426,270)
Purchase of premises and equipment	(623,635)	(1,831,468)	(123,169)
Purchase of life insurance contracts	(31,443)	(29,846)	—
Purchase of property and equipment	—	—	(9,107,363)
Proceeds from sale of property and equipment	—	—	1,500,000
Proceeds from sale of other real estate owned	—	—	400,969
Net cash used in investing activities	(28,645,207)	(29,125,599)	(107,571,195)

FINANCING ACTIVITIES
Advances from Federal Home Loan Bank	—	(1,500,000)	3,500,000
Net increase in deposits	28,699,894	26,975,800	105,462,919
Exercise of stock options	48,437	62,235	98,188
Cash paid in lieu of fractional shares	—	—	(2,515)
Proceeds from other borrowings	—	1,795,936	5,730,991
Repayments of other borrowings	—	—	(25,180)
Net cash provided by financing activities	28,748,331	27,333,971	114,764,403

Net increase in cash and cash equivalents	2,455,148	314,892	914,077

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	$5,198,945	$4,284,868	$4,284,868
CASH AND DUE FROM BANKS, END OF PERIOD	$7,654,093	$4,599,760	$5,198,945

CASH PAID FOR
Income taxes	$893,609	$680,019	$3,502,136
Interest	$5,214,481	$3,216,025	$16,029,238

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.                   Basis of Presentation

The accompanying consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included.  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006.

2.                   Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries, Beach First National Bank and BFNM Building, LLC (“LLC”) (See No. 4  “Investment in LLC” below).  The Company also owns two grantor trusts, Beach First National Trust I and Beach First National Trust II.  All significant inter-company items and transactions have been eliminated in consolidation.  In accordance with current accounting guidance, the financial statements of the trusts have not been included in the Company’s financial statements.

3.              Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”).  SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities, or contingent stock agreements if those securities trade in a public market.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

	For the Three Months Ended		For the Year Ended
	2007	2006	2006
Basic earnings per share:
Net income available to common shareholders	$1,612,384	$1,211,807	$6,195,728

Average common shares outstanding – basic	4,769,102	4,758,162	4,764,072

Basic earnings per share	$0.34	$0.26	$1.30

Diluted earnings per share:
Net income available to common shareholders	$1,612,384	$1,211,807	$6,195,728

Average common shares outstanding – basic	4,769,102	4,758,162	4,764,072

Incremental shares from assumed conversion of stock options	157,701	106,458	110,490

Average common shares outstanding – diluted	4,926,803	4,864,620	4,874,562

Diluted earnings per share	$0.33	$0.25	$1.27

4.  Investment in LLC

The LLC is in partnership with our legal counsel, Nelson Mullins Riley & Scarborough LLP, for purposes of acquiring a parcel of land and constructing an office building on the property.  The Company owns two-thirds of the LLC and Nelson Mullins Riley & Scarborough owns the remaining one-third.  The building is a three-story, 46,066 square foot office building located on 3.5 acres at the southwest corner of Robert Grissom Parkway and 38th Avenue North in Myrtle Beach, South Carolina.  The Company moved its main office to this location in December 2006. Nelson Mullins Riley & Scarborough LLP also relocated its Myrtle Beach legal office to the building in December 2006.  The LLC purchased the land for approximately $1.8 million and financed the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project.  The total land and construction project cost approximately $7.0 million, exclusive of tenant improvements.  The Company leases two-thirds of the building (approximately 30,000 square feet) from the LLC.  Because the Company only occupies approximately 12,500 square feet of space, it intends to lease the other 17,500 square feet of its portion to outside tenants.  Nelson Mullins Riley & Scarborough also leases one-third of the building from the LLC.  As of March 31, 2007, 4,700 square feet of the 17,500 available have been leased.

Upon completion of construction, the construction financing note from the third-party lender was converted to a term loan payable by the LLC to the third-party bank and is secured by the building. The loan requires 107 installments of principal and interest based on a fifteen year amortization, with all remaining principal and interest due on June 15, 2015. The interest rate is variable based on one-month LIBOR plus 1.40%. The outstanding balance on the loan at March 31, 2007 is $7,133,561 and is shown as other borrowings in the accompanying balance sheet.

5.  Interest Rate SWAP - Derivative Financial Instrument

The LLC entered into an interest rate swap agreement as a risk management tool to hedge the interest rate risk associated with the variable rate building loan discussed above. This swap instrument is a derivative financial instrument designated as a cash flow hedge and is accounted for in accordance with the provisions of Statement of Financial Accounting Standard No. 133 (“SFAS 133”). Under the swap, the LLC pays a fixed rate of 4.62% and receives interest payments that vary based on LIBOR. Through the swap, the LLC has converted the building loan to a fixed effective rate of 6.02%.

In accordance with SFAS 133, the LLC has formally documented the relationship between the building loan and the swap, as well as the risk-management objective and strategy for undertaking the hedge transaction. In connection with this process, the LLC has determined that the swap is highly effective as a cash flow hedge and the entire fair value of the swap was initially recorded in other comprehensive income. Under SFAS 133, any material ineffectiveness must be reclassified to earnings. During the formal documentation process, the LLC also determined that no hedge ineffectiveness is anticipated because the terms of the swap so closely match the terms of the building loan.

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

•                  changes in management;

•                  changes in technology;

•                  changes in deposit flows;

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our consolidated financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2006 as filed on our Form 10-K.

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

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the subsection entitled “Allowance for Possible Loan Losses” below for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, and also analyzes our financial condition as of March 31, 2007 as compared to December 31, 2006.  Like most community banks, we derive most of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Earnings Review

Our net income was $1,612,384, or $0.33 diluted net income per common share, for the three months ended March 31, 2007 as compared to $1,211,807, or $0.25 diluted net income per common share, for the same period in 2006, and was $6,195,728, or $1.27 diluted net income per common share, for the year ended December 31, 2006.  The increase in net income reflects our continued growth, with average earning assets increasing to $506.4 million during the first three months of 2007 from $398.5 million during the same period of 2006.  The return on average assets for the three month period ended March 31, 2007 was 1.21% as compared to 1.17% for the same period in 2006, and was 1.33% for the year ended December 31, 2006.  The return on average equity was 14.04% for the three month period ended March 31, 2007 versus 12.02% for the same period in 2006, and was 14.53% for the year ended December 31, 2006.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities.  During the first three months of 2007, net interest income increased 26.3% to $5,481,746 from $4,340,299 for the same period of 2006 and was $20.5 million for the year ended December 31, 2006.  The growth in net interest income for the first three months of 2007 resulted from an increase of $3,139,903 in interest income, partially offset by an increase in interest expense of $1,998,456.  Our level of net interest income is determined by the level of our earning assets and the management of our net interest margin.  The continued growth of our loan portfolio and the increases in the prime rate are the primary drivers of the increase in net interest income.  Average total loans increased from $333.8 million in the first three months of 2006 to $428.5 million in the same period in 2007.  Average total loans increased $56.0 million from $372.8 million for the year ended December 31, 2006 as compared to $428.5 million for the three months ended March 31, 2007.  In addition, average securities increased to $72.1 million in the first three months of 2007 compared to $51.0 million for the first three months of 2006, and increased $11.9 million from $60.2 million for the year ended December 31, 2006.  Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.84% in the first three months of 2007 compared to 3.88% during the same period of 2006, and 4.06% for the year ended December 31, 2006.  The net interest margin was 4.39% for the three month period ended March 31, 2007 compared to 4.42% for the same period of 2006, and 4.62% for the year ended December 31, 2006.  The decline in the net interest spread and the net interest margin are due to the rising interest rate environment and the increased competition in our markets for deposits.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  The provision for loan losses was $351,200 for the first three months of 2007, $522,200 for the same period of 2006, and $2.2 million for the year ended December 31, 2006.  The decrease in the provision was the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio.  Please see the discussion below under “Allowance for Possible Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income increased to $2,334,101 for the three months ended March 31, 2007, up 649.3% from $311,520 for the same period in 2006. This increase in noninterest income is related to the income from our mortgage operations that we added in June of 2006.   Noninterest income was $3,990,349 for the year ended December 31, 2006.

Prior to the formation of our mortgage operations, income from mortgage operations represented referral fees on mortgage loans where the bank was acting as an agent for a third party originator.  With the formation of the company’s mortgage operations during the second quarter of 2006, all sources of income from this division are included in income from mortgage operations.  The four key components of the revenue are loan referral fees, document preparation fees for both retail and wholesale loans which includes origination fees, servicing release premiums for both retail and wholesale loans, and the net gains on the sale of mortgage loans.  The respective amounts for the three month period ended March 31, 2007 are $136,795, $552,884, $634,452, and $424,971.  With these amounts included, mortgage operations income increased to $1,773,197 at March 31, 2007 as compared to $66,385 at March 31, 2006.  Changes in federal law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our noninterest income in the future. Additional information on the expenses associated with the mortgage division can be found below in the “Noninterest Expense” section.

Noninterest Expense

Total noninterest expense increased 121.6% to $4,958,654 for the three month period ended March 31, 2007 from $2,237,793 for the same period in 2006 and was $12,575,657 for the year ended December 31, 2006.  Salary and wages and employee benefits expense increased $1,475,547 to $2,733,338 during the three month period ended March 31, 2007 compared to the same period in 2006.  Of the increase, $1,010,443 is directly related to salary and wages for the mortgage operations.  Another $128,577 is directly related to employee benefits for the mortgage operations employees.  All other increases are the result of personnel additions, normal compensation adjustments, and higher costs associated with group benefits.

                We had 144 full-time equivalent employees at March 31, 2007, an increase of 76, of which 66 were for the mortgage operations, as compared to the same period in 2006.    Staffing increases were primarily due to the addition of the mortgage operations and overall growth.

For the three months ended March 31, 2007, advertising and public relations costs increased $60,091 to $143,606 as compared to the same period in 2006. Advertising and public relations costs were $387,056 for the year ended December 31, 2006.  These expenses continue to be a major expense item as we develop our presence in the new markets. This increase was related primarily to special promotions, such as newspaper advertisements, to attract deposits in all markets, as well as, contracting with a professional advertising agency.  Professional fees increased $50,467 to $127,989 for the three month period ended March 31, 2007 compared to the same period in 2006, and were $311,627 for the year ended December 31, 2006.  These fees continue to increase due to our growth, the regulatory fees associated with such growth, and the escalating cost of accounting, auditing, and legal services for a public company.   We expect our expense for Sarbanes Oxley compliance to increase in 2007 as we formally prepare to meet the requirements of these comprehensive regulations.

Occupancy expenses increased $259,134 to $448,618 during the three months ended March 31, 2007 compared to the same period in 2006.  This increase is related to the addition of the facilities associated with the mortgage operations, as well as, the expense related to the new corporate headquarters.  This increase was also the result of increases on lease payments for most locations. As we continue to expand, we expect that occupancy costs will continue to increase.  Occupancy expenses were 1,065,091 for the year ended December 31, 2006.

Data processing fees increased during the three months ended March 31, 2007 to $171,457 from $116,969 during the same period in 2006, and were $547,747 for the year ended December 31, 2006.  Data processing costs are primarily related to the volume of loan and deposit accounts and associated transaction activity.  Strong security of data processing and related systems is paramount to our operation.  We expanded the security features of our internet banking product, in addition to upgrading all security measures for internal and external systems.  We believe our data processing costs are consistent with our expansion.

Other operating expenses increased 173.3% to $966,725 during the three months ended March 31, 2007 compared to $353,671 during the same period in 2006, and $2,461,594 for the year ended December 31, 2006.  These increases are primarily the result of increased operating expenses related to the growth of the company, along with other expenses associated with the expansion of loans and deposits. The increase in other operating expenses was primarily due to increase in credit and collection expenses, merchant expenses, higher travel and lodging expenses, furniture and equipment expenses, and NASDAQ fees.

Specifically, credit and collection expenses increased $400,922, merchant expenses increased $104,702, due to the expansion of merchant related activity, travel expenses increased $31,570, furniture and equipment increased $20,880,

NASDAQ fees increased $15,270 collectively totaling $573,343, or 90% of the total increase of $634,493. The increase in credit and collection expenses is primarily due to investor funding fees and fees paid to brokers for mortgage loans.

The following table presents a comparison of other operating expenses by category with a balance over $10,000.

Other Operating Expenses

	For the three months ended		For the year ended
	March 31, 2007	March 31, 2006	December, 31 2006
Telephone	31,733	17,091	84,081
Postage and freight	22,561	13,025	73,884
Armored Car	19,836	19,449	86,482
Credit and collection	425,863	24,941	446,017
Dues and subscriptions	33,959	27,816	117,976
Travel	75,952	44,382	189,603
Entertainment	26,130	14,124	106,137
FDIC insurance	11,682	8,843	41,037
Other insurance	12,570	10,736	44,898
Debit/ATM	21,931	19,433	77,871
Merchant	111,829	7,127	167,866
Software maintenance	15,538	11,899	61,610
Director Supplemental Retirement Plan	24,640	47,946	137,289
NASDAQ	21,395	6,125	24,500
Furniture and equipment	65,652	44,772	427,015
Total	921,271	317,709	2,086,266

Balance Sheet Review

General

We had total assets of $552.8 million at March 31, 2007, an increase of 30.0% from $426.7 million at March 31, 2006, and an increase of 6.3% from $520.2 million at December 31, 2006.  Total assets consisted primarily of $441.8 million in net loans including mortgage loans held for sale, $72.8 million in investments, $4.7 million in federal funds sold and short-term investments, and $7.7 million in cash and due from banks.  Our liabilities at March 31, 2007 totaled $505.5 million, consisting primarily of $445.1 million in deposits, $37.5 million in FHLB advances, and $10.3 million of junior subordinated debentures.  Our total deposits increased to $445.1 million at March 31, 2007, up 31.7% from $337.9 million at March 31, 2006, and up 6.9% from $416.4 million at December 31, 2006.  Shareholder’s equity increased $7.2 million to $47.3 million at March 31, 2007 from $40.1 million, and increased $1.8 million from $45.5 million at December 31, 2006.

Investment Securities

Total investment securities averaged $72.1 million during the first three months of 2007 and totaled $72.8 million at March 31, 2007.  Total investment securities averaged $51.0 million during the first three months of 2006 and totaled $55.5 million at March 31, 2006.   Total investment securities averaged $60.2 million for the year ended December 31, 2006 and totaled $71.9 million at December 31, 2006.   At March 31, 2007, our total investment securities portfolio had a book value of $70.1 million and a fair market value of $69.2 million for an unrealized net loss of $875,939.  We primarily invest in U.S. Government Sponsored Enterprises and Federal Agency securities.

At March 31, 2007, short-term investments totaled $4.7 million, compared to $6.1 million at March 31, 2006 and $14.0 million at December 31, 2006.  These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. This decline in short-term investments is primarily due to higher loan demand during this quarter and the competitive market for deposits.

Loans

Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  As of March 31, 2007, loans represented 84.6% of average earning assets as compared to 83.8% at March 31, 2006, and 84.2% at December 31, 2006.  At March 31, 2007, net loans (gross loans less the allowance for loan losses and deferred loan fees) totaled $441.8 million, an increase of $97.5 million, or 28.3%, from March 31, 2006 and an increase of $36.5 million, or 9.0% from December 31, 2006.  Average gross loans increased to $428.5 million with a yield of 9.20% during the first three months of 2007 from $333.8 million with a yield of 8.29% during the same period in 2006.  Average gross loans were $372.8 million with a yield of 8.88% at December 31, 2006.  The increase in yield on loans during these periods is due to the increasing interest rate environment in 2006 and 2007.  The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan.  Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

The following table shows the composition of the loan portfolio by category at March 31, 2007, March 31, 2006, and December 31, 2006.

	Composition of Loan Portfolio
	March 31, 2007		March 31, 2006		December 31, 2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial	$42,476,492	9.5%	$44,178,927	12.7%	43,974,792	10.7%
Real estate — construction	39,645,111	8.8%	35,068,148	10.0%	44,032,693	10.7%
Real estate — mortgage (1)	357,957,716	79.9%	262,940,150	75.2%	315,689,304	76.7%
Consumer	8,234,898	1.8%	7,318,855	2.1%	7,784,157	1.9%
Loans, gross	448,314,217	100.0%	349,506,080	100.0%	411,480,946	100.0%
Unearned loan fees and costs, net	(319,487)		(317,004)		(266,090)
Allowance for possible loan losses	(6,172,091)		(4,882,948)		(5,888,052)
Loans, net	$441,822,639		$344,306,128		$405,326,804

(1)          Includes mortgage loans held for sale

The principal component of our loan portfolio at March 31, 2007, March 31, 2006, and December 31, 2006 was mortgage loans, which represented 79.9%, 75.2% and 76.7%, respectively.  In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan.  We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral.  The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.  Generally, we limit the loan-to-value ratio to 80%.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

At March 31, 2007, the allowance for loan losses was $6.2 million, or 1.38% of total outstanding loans, compared to an allowance for loan losses of $4.9 million, or 1.40% of total outstanding loans, at March 31, 2007 and $5.9 million, or 1.43% of total outstanding loans, at December 31, 2006.  During the first three months of 2006, we had one charge-off totaling $18,857.  During the same period in 2006, we had one charge-off totaling $5,496.  We had non-performing loans totaling $1.1 million, $1.9 million, and $1.6 million at March 31, 2007, March 31, 2006, and December 31, 2006, respectively.  While there can be no assurances, we do not expect significant losses relating to these nonperforming loans because we believe that the collateral supporting these loans is largely sufficient to cover the outstanding loan balance.  The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the three months ended March 31, 2007, March 31, 2006, and December 31, 2006.

Allowance for Loan Losses

	Three months ended March 31,		December 31,
	2007	2006	2006

Average total loans outstanding	$428,506,579	$333,815,888	$372,791,961
Total loans outstanding at period end	447,994,730	349,189,076	411,214,857
Total nonperforming loans	1,088,422	1,899,166	1,625,511

Beginning balance of allowance	$5,888,052	$4,364,287	$4,364,287

Loans charged off	(18,857)	(5,496)	(792,188)
Total recoveries	1,696	1,957	141,553
Net loans charged off	(17,161)	(3,539)	(650,635)

Provision for loan losses	301,200	522,200	2,174,400
Balance at period end	$6,172,091	$4,882,948	$5,888,052

Net charge-offs to average total loans	0.004%	0.001%	0.17%
Allowance as a percent of total loans	1.38%	1.40%	1.43%
Nonperforming loans as a percentage of total loans	0.24%	0.54%	0.40%
Nonperforming loans as a percentage of allowance	17.63%	38.89%	27.59%

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of March 31, 2007.  We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

As of March 31, 2007

Commercial	$1,091,799	9.47%
Real estate - construction	556,341	8.84
Real estate – mortgage	3,859,367	79.85
Consumer	133,655	1.84
Unallocated.	530,929	—
Total allowance for loan losses	$6,172,091	100.0%

Nonperforming Assets

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due.  When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At March 31, 2007, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Deposits

Average total deposits were $424.8 million for the three months ended March 31, 2007, up 30.1% from $326.5 million during the same period in 2006 and up 15.7% from $367.1 million at December 31, 2006.  Average interest-bearing deposits were $390.8 million for three months ended March 31, 2007, up 31.8% from $296.5 million during the same period of 2006 and up 17.1% from $333.6 million at December 31, 2006.

The following table sets forth our deposits by category as of March 31, 2007, March 31, 2006, and December 31, 2006.

Deposits

	March 31, 2007 Percent of		March 31, 2006 Percent of		December 31, 2006 Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$35,863,807	8.1%	$28,884,753	8.5%	$37,194,469	8.9%
Interest bearing checking accounts	24,161,644	5.4%	23,135,091	6.9%	21,336,836	5.1%
Money market accounts	114,199,711	25.7%	69,333,354	20.5%	103,056,865	24.8%
Savings accounts	3,449,946	0.6%	3,268,256	1.0%	3,303,763	0.8%
Time deposits less than $100,000	155,153,653	34.8%	115,576,388	34.2%	154,191,755	37.0%
Time deposits of $100,000 or over	113,228,262	25.4%	97,672,168	28.9%	97,273,441	23.4%
Total deposits	$445,057,023	100.0%	$337,870,010	100.0%	$416,357,129	100.0%

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

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $331.8 million at March 31, 2007 compared to $240.2 million at March 31, 2006 and $319.1 million at December 31, 2006.  Our brokered deposits were $29.6 million as of March 31, 2007, $29.6 million as of March 31, 2006, and $34.6 million as of December 31, 2006.  We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs.  Core deposits as a percentage of total deposits were 74.6% at March 31, 2007, 71.1% at March 31, 2006, and 76.6% at December 31, 2006.  Our loan-to-deposit ratio was 99.3% at March 31, 2007 versus 103.4% at March 31, 2006 and 98.8% at December 31, 2006.  The average loan-to-deposit ratio was 101.0% during the first three months of 2007, 100.0% during the same period of 2006 and 102.0% at December 31, 2006.

Advances from Federal Home Loan Bank

In addition to deposits, we obtained funds from the FHLB to help fund our loan growth.  Average borrowings from the FHLB were $38.1 million during the first quarter of 2007 and totaled $37.5 million at March 31, 2007.  The following table reflects the current borrowing terms.

FHLB Description	Balance	Current Rate	Maturity Date
Fixed Rate Hybrid	$5,000,000	4.76%	10/21/2010
Convertible	7,500,000	4.51%	11/29/2010
Convertible	5,000,000	3.68%	07/13/2015
Convertible	5,000,000	4.06%	09/29/2015
Convertible	5,000,000	4.16%	03/13/2017
Prime Based Advance	10,000,000	5.41%	09/19/2011
	$37,500,000

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

Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $39,745 at March 31, 2007, $44,534 at March 31, 2006, and $41,067 at December 31, 2006.  These costs are included in other assets on our consolidated balance sheet.  Amortization of debt issuance costs from trust preferred debt totaled $834 for the three month period ended March 31, 2007 and $836 for the three month period ended March 31, 2006, and $4,588 for the year ended December 31, 2006.  These costs are reported in other noninterest expense on the consolidated statement of income.

The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 8.060% and 7.255% at March 31, 2007.  The distribution rate payable on these securities is cumulative and payable quarterly in arrears.  We have the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively.  We have no current intention to exercise our right to defer payments of interest on the trust preferred securities.  We have the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively.  We may also redeem the trust preferred securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

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

In October 2006, the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend to shareholders of record on December 1, 2006.  The dividend was paid on December 21, 2006.  All earnings per share amounts for all periods have been adjusted to reflect this 3-for-2 split.

At March 31, 2007, our total shareholders’ equity was $47.3 million ($47.8 million at the bank level).  At March 31, 2007, our Tier 1 capital ratio was 13.0% (11.4% at the bank level), our total risk-based capital ratio was 14.4% (12.7% at the bank level), and our Tier 1 leverage ratio was 10.9% (9.26% at the bank level).  The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  All of our securities have been classified as available for sale.  Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability.  We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed.  In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions.  Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $21.4 million.  We maintain a secured line of credit in the amount of $10.0 million with our primary correspondent.  We also have a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $12.4 million at March 31, 2007.  The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding.  The borrowings are available by pledging additional collateral and purchasing FHLB stock.  At March 31, 2007, we had borrowed $37.5 million on this line.  We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity needs for the next 12 months.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap.  When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of March 31, 2007.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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

At March 31, 2007, the bank had issued commitments to extend credit of $38.3 million through various types of lending arrangements, of which $33.0 million was at variable rates.  The commitments expire over the next 18 months.  Past experience indicates that many of these commitments to extend credit will expire unused.  We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party.  Standby letters of credit totaled $20.2 million at March 31, 2007.  Past experience indicates that many of these standby letters of credit will expire unused.  However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 is January 1, 2007. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in some additional disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial condition or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company is currently analyzing the effect of adoption of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007.  The Company is currently analyzing the effect of adoption of EITF 06-5) on its financial position, results of operations and cash flows.

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5.  This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At March 31, 2007, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $70.4 million.  This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and interest bearing checking accounts, which totaled $402.6 million at March 31, 2007.

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2007.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

There were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2006.

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

BEACH FIRST NATIONAL BANCSHARES, INC.

Date:	May 11, 2007	By:	/s/ Walter E. Standish, III
Walter E. Standish, III
President and Chief Executive Officer

Date:	May 11, 2007	By:	/s/ Richard N. Burch
Richard N. Burch
Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications