Form 10-Q
period 2007-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2007-08-10
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On July 31, 2007, 4,836,916 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

Beach First National Bancshares, Inc. and Subsidiaries

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 2007, June 30, 2006 and December 31, 2006	3

Condensed Consolidated Statements of Income -
Six months ended June 30, 2007 and 2006
Three months ended June 30, 2007 and 2006	4

Consolidated Statements of Shareholders’ Equity and Comprehensive Income –
Six months ended June 30, 2007 and 2006	5

Consolidated Condensed Statements of Cash Flows - Six months ended June 30, 2007 and 2006	6

Notes to Condensed Financial Statements	7-8

Item 2. Management’s Discussion and Analysis and Results of Operation	9-21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Item 1.   Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets

	June 30,		December 31,
	2007	2006	2006
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$6,592,898	$7,656,305	$5,198,945
Federal funds sold and short-term investments	26,072,380	1,140,600	14,010,667
Investment securities available for sale	69,656,885	55,981,528	68,474,531
Loans, net	438,976,611	371,267,988	392,848,582
Mortgage loans held for sale	12,073,613	4,057,820	12,478,222
Federal Reserve Bank stock	984,000	984,000	984,000
Federal Home Loan Bank stock	3,395,300	2,318,100	2,475,600
Premises and equipment, net	15,320,930	9,573,056	14,344,330
Cash value of life insurance	3,488,332	3,361,903	3,424,586
Other assets	7,701,741	5,517,653	5,961,876

Total assets	$584,262,690	$461,858,953	$520,201,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$37,320,198	$32,062,917	$37,194,469
Interest bearing deposits	420,950,438	338,648,329	379,162,660

Total deposits	458,270,636	370,711,246	416,357,129
Advances from Federal Home Loan Bank	55,000,000	32,500,000	37,500,000
Other borrowings	7,058,507	4,971,581	7,209,820
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	4,749,438	2,546,114	3,364,811

Total liabilities	535,388,581	421,038,941	474,741,760

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares
authorized; 4,836,916 issued and outstanding at
June 30, 2007, 4,761,762 at June 30, 2006, and
4,768,413 at December 31, 2006	4,836,916	4,761,762	4,768,413
Paid-in capital	29,050,951	28,631,156	28,657,576
Retained earnings	16,017,612	9,145,965	12,706,795
Accumulated other comprehensive loss	(1,031,370)	(1,718,871)	(673,205)

Total shareholders' equity	48,874,109	40,820,012	45,459,579

Total liabilities and shareholders' equity	$584,262,690	$461,858,953	$520,201,339

        The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$20,056,229	$14,623,038	$10,339,772	$7,799,168
Investment securities	1,849,572	1,262,116	944,729	679,972
Fed funds sold	138,378	226,075	69,351	81,022
Other	11,860	10,910	5,960	5,653

Total interest income	22,056,039	16,122,139	11,359,812	8,565,815

INTEREST EXPENSE
Deposits	9,199,762	5,850,959	4,732,477	3,154,070
Advances from the FHLB and federal funds purchased	970,787	687,414	541,971	345,525
Junior subordinated debentures	639,985	366,827	321,605	189,580

Total interest expense	10,810,534	6,905,200	5,596,053	3,689,175
Net interest income	11,245,505	9,216,939	5,763,759	4,876,640

PROVISION FOR POSSIBLE LOAN
LOSSES	722,000	1,187,400	370,800	665,200

Net interest income after provision
for possible loan losses	10,523,505	8,029,539	5,392,959	4,211,440

NONINTEREST INCOME
Service fees on deposit accounts	278,023	261,948	142,535	133,982
Gain on sale of loan	-	60,392	-	38,133
Gain on sale of fixed asset	4,780	-	930	-
Income from cash value life insurance	74,416	70,526	37,657	35,676
Income from mortgage operations	3,287,803	120,874	1,514,605	54,489
Other income	842,240	759,026	457,434	698,967

Total noninterest income	4,487,262	1,272,766	2,153,161	961,247

NONINTEREST EXPENSES
Salaries and wages	4,347,295	2,489,799	2,014,864	1,466,316
Employee benefits	807,422	433,710	406,516	199,403
Supplies and printing	93,086	59,361	41,903	30,922
Advertising and public relations	317,052	172,783	173,446	89,268
Professional fees	272,824	269,176	144,836	191,654
Depreciation and amortization	522,961	250,125	207,222	119,723
Occupancy	865,545	405,889	416,926	216,405
Data processing fees	353,062	246,776	181,605	129,807
Other operating expenses	2,289,544	859,209	1,322,819	505,538

Total noninterest expenses	9,868,791	5,186,828	4,910,137	2,949,036

Income before income taxes	5,141,976	4,115,477	2,635,983	2,223,651

INCOME TAX EXPENSE	1,831,159	1,480,579	937,550	800,560

Net income	$3,310,817	$2,634,898	$1,698,433	$1,423,091

BASIC NET INCOME PER COMMON SHARE	$.69	$.55	$.35	$.30

DILUTED NET INCOME PER COMMON SHARE	$.67	$.54	$.34	$.29

Weighted average common shares outstanding - basic	4,793,924	4,759,970	4,818,556	4,761,758
Weighted average common shares outstanding - diluted	4,949,533	4,870,177	4,967,124	4,874,842

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income
(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2005	3,169,958	$3,169,958	$30,157,843	$6,513,582	$(715,970)	$39,125,413
Net income	-	-	-	2,634,898	-	2,634,898
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(1,002,901)	(1,002,901)
Plus Reclassification adjustments for gains
included in net income	-	-	-	-	-	-

Comprehensive income	-	-	-	-	-	1,631,997
Exercise of stock options	6,924	6,924	58,193	-	-	65,117
Stock dividend in the form of a 3 for 2 split	1,584,880	1,584,880	(1,584,880)	(2,515)	-	(2,515)

BALANCE, JUNE 30, 2006	4,761,762	$4,761,762	$28,631,156	$9,145,965	$(1,718,871)	$40,820,012

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, DECEMBER 31, 2006	4,768,413	$4,768,413	$28,657,576	$12,706,795	$(673,205)	$45,459,579
Net income	-	-	-	3,310,817	-	3,310,817
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	-	-	-	-	(570,694)	(570,694)
Unrealized gain on interest rate swap	-	-	-	-	212,529	212,529
Plus Reclassification adjustments for gains
included in net income	-	-	-	-	-	-

Comprehensive income	-	-	-	-	-	2,952,652
Exercise of stock options	68,503	68,503	393,375	-	-	461,878

BALANCE, JUNE 30, 2007	4,836,916	$4,836,916	$29,050,951	$16,017,612	$(1,031,370)	$48,874,109

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net income	$3,310,817	$2,634,898
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Proceeds from sale of mortgages held for sale	158,623,684	-
Disbursements for mortgages held for sale	(158,552,816)	-
Deferred income taxes	616,493	(747,736)
Provisions for loan losses	722,000	1,187,400
Depreciation and amortization	522,961	250,125
Accretion of deferred loan fees	677,847	32,448
Discount accretion and premium amortization	85,822	33,096
(Gain) loss on sale of property and equipment	22,773	(581,711)
Increase in other assets	(1,913,593)	(589,611)
Increase in other liabilities	1,233,313	990,512
Loss on sale of other real estate owned	60,497	-

Net cash provided by (used in) operating activities	5,409,798	3,209,421

INVESTING ACTIVITIES
Purchase of investment securities	(1,182,354)	(13,558,295)
Purchase of Federal Home Loan Bank stockb	(919,700)	(306,700)
Purchase of Federal Reserve stock	-	(450,000)
Decrease (increase) in Federal funds sold	(12,061,713)	24,380,471
Increase in loans, net	(48,687,115)	(69,121,221)
Purchase of premises and equipment	(976,599)	(2,568,963)
Purchase of life insurance contracts	(63,749)	(60,486)

Net cash used in investing activities	(63,891,230)	(61,685,194)

FINANCING ACTIVITIES
Advances from Federal Home Loan Bank	17,500,000	(1,500,000)
Net increase in deposits	41,913,507	59,817,036
Exercise of stock options	461,878	62,602
Proceeds from other borrowings	-	3,467,572

Net cash provided by financing activities	59,875,385	61,847,210

Net increase in cash and cash equivalents	1,393,953	3,371,437

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	$5,198,945	$4,284,868

CASH AND DUE FROM BANKS, END OF PERIOD	$6,592,898	$7,656,305

CASH PAID FOR
Income taxes	$1,831,159	$1,480,579

Interest	$10,810,534	$6,905,200

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

1.   Basis of Presentation

        The accompanying consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006.

2.   Principles of Consolidation

        The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries, Beach First National Bank and BFNM Building, LLC (“LLC”) (See Note 4 “Investment in LLC” below). The Company also owns two grantor trusts, Beach First National Trust I and Beach First National Trust II. All significant inter-company items and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the financial statements of the trusts have not been included in the Company’s financial statements.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

	For the Six Months Ended		For the Year Ended
	2007	2006	2006
Basic earnings per share:
Net income available to common shareholders	$3,310,817	$2,634,898	$6,195,728

Average common shares outstanding - basic	4,793,924	4,759,970	4,764,072

Basic earnings per share	$0.69	$0.55	$1.30

Diluted earnings per share:
Net income available to common shareholders	$3,310,817	$2,634,898	$6,195,728

Average common shares outstanding - basic	4,793,924	4,759,970	4,764,072
Incremental shares from assumed conversion
of stock options	155,609	110,207	110,490

Average common shares outstanding - diluted	4,949,533	4,870,177	4,874,562

Diluted earnings per share	$0.67	$0.54	$1.27

	For the Three Months Ended		For the Year Ended
	2007	2006	2006
Basic earnings per share:
Net income available to common shareholders	$1,698,433	$1,423,091	$6,195,728

Average common shares outstanding - basic	4,818,556	4,761,758	4,764,072

Basic earnings per share	$0.35	$0.30	$1.30

Diluted earnings per share:
Net income available to common shareholders	$1,698,433	$1,423,091	$6,195,728

Average common shares outstanding - basic	4,818,556	4,761,758	4,764,072
Incremental shares from assumed conversion
of stock options	148,568	113,084	110,490

Average common shares outstanding - diluted	4,967,124	4,874,842	4,874,562

Diluted earnings per share	$0.34	$0.29	$1.27

4.   Investment in LLC

        The LLC is in partnership with our legal counsel, Nelson Mullins Riley & Scarborough LLP, for purposes of acquiring a parcel of land and constructing an office building on the property. The Company owns two-thirds of the LLC and Nelson Mullins Riley & Scarborough owns the remaining one-third. The building is a three-story, 46,066 square foot office building located on 3.5 acres at the southwest corner of Robert Grissom Parkway and 38th Avenue North in Myrtle Beach, South Carolina. The Company moved its main office to this location in December 2006. Nelson Mullins Riley & Scarborough LLP also relocated its Myrtle Beach legal office to the building in December 2006. The LLC purchased the land for approximately $1.8 million and financed the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project. The total land and construction project cost approximately $7.0 million, exclusive of tenant improvements. The Company leases two-thirds of the building (approximately 30,000 square feet) from the LLC. Because the Company only occupies approximately 12,500 square feet of space, it intends to lease the other 17,500 square feet of its portion to outside tenants. Nelson Mullins Riley & Scarborough also leases one-third of the building from the LLC. As of June 30, 2007, 4,700 square feet of the 17,500 available have been leased.

        Upon completion of construction, the construction financing note from the third-party lender was converted to a term loan payable by the LLC to the third-party bank and is secured by the building. The loan requires 107 installments of principal and interest based on a fifteen year amortization, with all remaining principal and interest due on June 15, 2015. The interest rate on the term loan is variable based on one-month LIBOR plus 1.40%. As a result of the interest rate SWAP discussed below, the LLC has converted this variable rate to a fixed rate of 6.02%. The outstanding balance on the term loan at June 30, 2007 is $7.1 million and is shown as other borrowings in the accompanying balance sheet.

5.   Interest Rate SWAP – Derivative Financial Instrument

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

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties including, without limitation those described in detail in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the heading “Risk Fact ors” with the Securities and Exchange Commission and the following:

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

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

        We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2006 as filed in our 2006 Annual Report on Form 10-K.

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

Overview

        The following discussion describes our results of operations for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006, as well as results for the six months ended June 30, 2007 and 2006, and also analyzes our financial condition as of June 30, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Earnings Review

        Our net income was $3.3 million, or $.67 per diluted common share, for the six months ended June 30, 2007 as compared to net income of $2.6 million, or $.54 per diluted common share, for the six months ended June 30, 2006. Our net income was $1.7 million, or $.34 per diluted common share, for the three months ended June 30, 2007 as compared to net income of $1.4 million, or $.29 per diluted common share, for the same period of 2006. The increase in net income reflects the bank’s continued growth, as average earning assets increased to $521.5 million during the first six months of 2007 from $413.0 million during the same period of 2006. The return on average assets for the six month period ended June 30, 2007 was 1.20% compared to 1.22% for the same period 2006. The return on average equity was 14.12% for the six month period ended June 30, 2007 versus 12.88% 2006.

Net Interest Income

        Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first six months of 2007, net interest income increased 22.0% to $11.2 million from $9.2 million for the same period of 2006. For the three months ended June 30, 2007, net interest income increased 18.2% to $5.8 million from $4.9 million during the comparable period of 2006. The growth in net interest income during the six month period ended June 30, 2007 resulted from an increase of $5.9 million in interest income, partially offset by an increase in interest expense of $3.9 million. Our net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. Average total loans increased from $348.5 million in the first six months of 2006 to $442.2 million in the same period in 2007. In addition, average securities increased to $73.4 million in the first six months of 2007 compared to $54.3 million for the first six months of 2006.

        Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.80% in the first six months of 2007 compared to 3.95% during the same period of 2006. The net interest margin was 4.35% for the six month period ended June 30, 2007 compared to 4.50% for the same period of 2006. The decline in the net interest spread and the net interest margin are due to the rising interest rate environment and the increased competition in our markets for deposits. Despite this decline, we have maintained a solid net interest margin.

Provision for Loan Losses

        We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $722,000 for the first six months of 2007 and $1.2 million for the same period of 2006. The provision for loan losses was $370,800 for the three months ended June 30, 2007 and $665,200 for the same period in 2006. The decrease in the provision was the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix and quality of the current loan portfolio. Please see the discussion below under “Allowance for Possible Loan Losses” for a description of the factors we considered in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

        Noninterest income increased to $4.5 million for the first six months of 2007 compared to $1.3 million in the same period of 2006. For the three months ended June 30, 2007, noninterest income increased to $2.2 million as compared to $961,247 in 2006. This increase in noninterest income is related to the income from our mortgage operations that we added in June 2006. With the formation of the company’s mortgage operations, all sources of income from this division are included in income from mortgage operations. The four key components of the revenue from mortgage operations are loan referral fees, document preparation fees which includes origination fees, servicing release premiums, and the net gains on the sale of mortgage loans. The following table sets forth information related to the largest component of our noninterest income, income from mortgage operations, for the first six months of 2007 and 2006, as well as, for the three months ended June 30, 2007 and 2006.

	For the six months ended		For the three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Loan referral fees	$140,889	$120,874	$4,094	$54,489
Document preparation fees	1,160,842	20,449	607,958	24,478
Servicing release premiums	1,417,220	-	782,768	-
Gain on sale of mortgage loans	494,833	-	69,862	-

Changes in federal law regarding the oversight of mortgage brokers and lenders could increase our costs of operations and affect our mortgage origination volume which could negatively impact our Noninterest income in the future. Additional information on the expenses associated with the mortgage division can be found below in the “Noninterest Expense” section.

Noninterest Expense

        Total noninterest expense increased 90.3% to $9.9 million for the six months ended June 30, 2007 from $5.2 million for the same period of 2006 and increased 66.5% to $4.9 million for the three months ended June 30, 2007 from $2.9 million in the same period of 2006.

        Salaries and wages and employee benefits, the largest component of Noninterest expense, increased $2.2 million to $5.2 million for the six months ended June 30, 2007 compared to the same period in 2006, and increased $755,662 to $2.4 million for the quarter ended June 30, 2007 compared to the same period in 2006. Of the increase, $1.7 million is directly related to salary and wages for employees of our mortgage operations and another $304,781 is directly related to employee benefits for our mortgage operations’ employees. All other increases are the result of personnel additions due to the growth of our bank, normal compensation adjustments, and higher costs associated with group benefits.

        We had 180 full-time equivalent employees at June 30, 2007, an increase of 71 as compared to the same period in 2006. At June 30, 2007, 95 of the full-time equivalent employees work within our mortgage operations. As of June 29, 2007, we added 23 employees from our newest mortgage location in Raleigh, NC. Other staffing increases were primarily due to the overall growth of the bank.

        Advertising and public relations costs increased $144,269 to $317,052 for the six months ended June 30, 2007 compared to the same period in 2006, and increased $84,178 to $173,446 for the three months ended June 30, 2007 compared to the same period in 2006. We incurred $27,994 in advertising and public relations costs directly related to our mortgage operations for the six months ended June 30, 2007. These expenses continue to be a major expense item as we develop our presence in new markets. Other increases are related primarily to special promotions, such as newspaper advertisements, to attract deposits in all markets, as well as contracting with a professional advertising agency. Professional fees increased $3,648 for the six months ended June 30, 2007 compared to the same period in 2006, and decreased $46,818 for the three months ended June 30, 2007 compared to the same period in 2006. While there was a decrease for the quarter, as compared to 2006, these fees continue to increase due to our growth, the regulatory fees associated with such growth, and the escalating cost of accounting, auditing, and legal services for a public company. Our expense directly related to Sarbanes-Oxley compliance for the six months ended June 30, 2007 is $49,983. We expect these fees to continue to increase as we formally prepare to meet the requirements of these comprehensive regulations.

        Occupancy expenses increased $459,656 during the six month period ended June 30, 2007 compared to the same period in 2006 and by $200,521 for the three months ended June 30, 2007 compared to the same period in 2006. This increase is related to the addition of the facilities associated with our mortgage operations, as well as the expense related to the new corporate headquarters. Of the increase in occupancy expense, $346,433 is directly related to the mortgage operations. The increase was also the result of increases on lease payments for most of our branch locations. As we continue to expand, we expect that occupancy costs will continue to increase.

        Data processing fees increased during the six months ended June 30, 2007 to $353,062 compared to $246,776 for the same period in 2006. For the three months ended June 30, 2007, data processing costs totaled $181,605 compared to $129,807 for June 30, 2006. Data processing costs are primarily related to the volume of loan and deposit accounts and associated transaction activity. Strong security of data processing and related systems is paramount to our operations. We expanded the security features of our internet banking product, in addition to upgrading all security measures for internal and external systems. We believe our data processing costs are consistent with our expansion.

        Other operating expenses increased 166.5% to $2.3 million during the first six months of 2007 compared to $859,209 for the same period in 2006. Other operating expenses increased 161.7%, or $817,281, for the three months ended June 30, 2007 compared to the same period in 2006. These increases are primarily the result of increased operating expenses related to the growth of the company, along with other expenses associated with the expansion of loans and deposits. The increase in other operating expenses was primarily due to increase in credit and collection expenses related to the mortgage operations, merchant expenses, entertainment expenses, furniture and equipment expenses, and higher travel and lodging expenses.

        Specifically, credit and collection expenses related to mortgage operations increased $800,083 for the first six months of 2007. Credit and collection expenses related to the mortgage division includes the following accounts: credit report fees of $46,002, appraisal fees of $25,070, flood certification fees of $1,990, investor funding fees of $153,120, document preparation fees of $39,895, loan referral fees of $31,857, lenders credit fees of $59,286, early payoff fees of $12,899, and brokers fees of $434,867.

        Merchant expenses increased $237,144 due to the expansion of merchant related activity in the first six months of 2007. Entertainment expenses, which include business development, increased $137,313. Of this increase $125,000 is directly related to business development for our mortgage operations. Furniture and equipment increased $67,579, travel expenses increased $39,572, software maintenance expenses increased $31,638 and telephone expenses increased $28,206, collectively totaling 100% of the total increase of $1.4 million.

        The following table presents a comparison of other operating expenses by category containing a balance over $20,000 as of June 30, 2007.

Other Operating Expenses

	For the six months ended		For the three months ended June 30
	June 30,		June 30,
	2007	2006	2007	2006

Telephone	$63,562	$35,355	$31,828	$18,264
Postage and freight	47,318	28,355	24,757	15,330
Armored Car	42,550	41,082	22,713	21,633
Credit and collection - mortgage operations	805,235	5,152	424,849	5,152
Credit and collection - bank	98,104	42,595	52,627	4,735
Dues and subscriptions	66,244	57,877	32,285	30,060
Travel	129,404	89,832	53,452	45,450
Entertainment	187,953	50,640	161,823	36,516
FDIC insurance	24,378	18,830	12,696	9,987
Other insurance	25,141	21,472	12,570	10,736
Debit/ATM	46,024	38,145	24,093	18,712
Merchant	280,026	42,882	168,197	35,755
Credit card processing fees	20,752	39,151	12,767	39,151
Fed charges	20,681	18,674	10,971	9,945
Software maintenance	56,980	25,342	41,442	13,443
Director Supplemental Retirement Plan	49,302	88,076	24,662	40,130
NASDAQ	29,576	12,250	8,182	6,125
Furniture and equipment	162,000	94,422	96,349	46,649
Other Operating Expenses	134,314	109,077	106,556	97,765

Total	$2,289,544	$859,209	$1,322,819	$505,538

Balance Sheet Review

General

        We had total assets of $584.3 million at June 30, 2007, an increase of 26.5% from $461.9 million at June 30, 2006 and an increase of 12.3% from $520.2 at December 31, 2006. Total assets consisted primarily of $451.1 million in net loans, $74.0 million in investments, $26.1 million in federal funds sold and short-term investments, and $6.6 million in cash and due from banks. Our liabilities at June 30, 2007 totaled $535.4 million, consisting primarily of $458.3 million in deposits, $55.0 million in Federal Home Loan Bank (FHLB) advances, $7.1 million in a note payable, and $10.3 million of junior subordinated debentures. Our total deposits increased to $458.3 million at June 30, 2007, up 23.6% from $370.7 million at June 30, 2006, and up 10.1% from $416.4 million at December 31, 2006. Shareholder’s equity increased $8.1 million to $48,874,109 at June 30, 2007, as compared to $40,820,012 at June 30, 2006, and increased $3.4 million from $45,459,579 at December 31, 2006.

Investment Securities

        At June 30, 2007, investment securities totaled $74.0 million and averaged $73.4 million during the first six months of 2007. Total investment securities averaged $54.3 million during the first six months of 2006 and totaled $59.3 million at June 30, 2006. Total investment securities averaged $60.2 million for the year ended December 31, 2006 and totaled $71.9 million at December 31, 2006. At June 30, 2007, investment securities represented 12.7% of total assets compared to 12.8% at June 30, 2006. All investment securities are classified as available-for-sale and are recorded at fair value. At June 30, 2007, our total investment securities portfolio had a book value of $75.9 million and a fair market value of $74.0 million for a gross unrealized net loss of $1.9 million. We primarily invest in U.S. Government Sponsored Enterprises and Federal Agency securities.

        At June 30, 2007 short-term investments totaled $26.1 million, compared to $1.1 million at June 30, 2006 and $14.0 million at December 31, 2006. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. This increase in short-term investments is primarily due to lower loan demand during this quarter.

Loans

        Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of June 30, 2007, loans represented 82.1% of total earning assets compared to 86.3% at June 30, 2006 and 84.2% at December 31, 2006. At June 30, 2007 net loans (total loans less the allowance for loan losses) totaled $451.1 million, an increase of $75.7 million from June 30, 2006 and of $45.7 million from December 31, 2006. Average total loans increased from $348.5 million, with a yield of 8.46%, in the first six months of 2006 to $442.2 million, with a yield of 9.15%, during the same in 2007. Average total loans were $372.8 million with a yield of 8.88% at December 31, 2006. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

The following table shows the composition of the loan portfolio by category at June 30, 2007, June 30, 2006, and December 31, 2006.

Composition of Loan Portfolio

	June 30, 2007		June 30, 2006		December 31, 2006
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$52,597,017	11.5%	$44,969,584	11.8%	43,974,792	10.7%
Real estate - construction	41,964,309	9.2%	37,284,803	9.8%	44,032,693	10.7%
Real estate - mortgage (1)	354,742,057	77.5%	290,450,214	76.2%	315,689,304	76.7%
Consumer	8,357,160	1.8%	8,276,060	2.2%	7,784,157	1.9%

Loans, gross	457,660,543	100.0%	380,980,661	100.0%	411,480,946	100.0%

Unearned loan fees and costs, net	(278,513)		(325,462)		(266,090)

Allowance for possible loan losses	(6,331,806)		(5,329,391)		(5,888,052)

Loans, net	$451,050,224		$375,325,808		$405,326,804

        (1)   Includes mortgage loans held for sale

        Mortgage loans were the principal component of our loan portfolio at June 30, 2007, June 30, 2006 and December 31, 2006, which represented 77.5%, 76.2% and 76.7% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The security interest in the collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. Because of our relatively small size and the short period of time our loan portfolio has existed, the current portfolio mix may not be indicative of the on-going mix. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

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

        At June 30, 2007, the allowance for possible loan losses was $6.3 million, or 1.38% of outstanding loans, compared to an allowance for possible loan losses of $5.3 million, or 1.40% of outstanding loans, at June 30, 2006 and an allowance for possible loan losses of $5.9 million, or 1.43% of outstanding loans, at December 31, 2006. In the first six months of 2007, we had net charge-offs totaling $178,246. During the same period in 2006, we had net charge-offs totaling $222,296. For the twelve months ended December 31, 2006, we had net charge-offs totaling $650,635. We had non-performing loans totaling $1,431,960 at June 30, 2007, $1,695,566 at June 30, 2006, and $1,625,511 at December 31, 2006. While there can be no assurances, we do not expect significant losses relating to these nonperforming loans because we believe that the collateral supporting these loans is largely sufficient to cover the outstanding loan balances.

        The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the six months ended June 30, 2007, June 30, 2006, and December 31, 2006.

Allowance for Loan Losses

	Six months ended June 30,		December 31,
	2007	2006	2006

Average total loans outstanding	$442,197,589	$348,469,042	$372,791,961
Total loans outstanding at period end	457,382,031	380,655,199	411,214,857
Total nonperforming loans	1,431,960	1,695,566	1,625,511

Beginning balance of allowance	$5,888,052	$4,364,287	$4,364,287

Loans charged off	(185,241)	(232,116)	(792,188)
Total recoveries	6,995	9,820	141,553

Net loans charged off	(178,246)	(222,296)	(650,635)

Provision for loan losses	622,000	1,187,400	2,174,400

Balance at period end	$6,331,806	$5,329,391	$5,888,052

Net charge-offs to average total loans	0.04%	0.06%	0.17%
Allowance as a percent of total loans	1.38%	1.40%	1.43%
Nonperforming loans as a percentage of total loans	0.31%	0.45%	0.40%
Nonperforming loans as a percentage of allowance	22.62%	31.82%	27.59%

        The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of June 30, 2007. We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

As of June 30, 2007
Commercial	$1,119,997	11.49%
Real estate - construction	585,331	9.17
Real estate - mortgage	3,914,387	77.51
Consumer	143,783	1.83
Unallocated	568,308	-

Total allowance for loan losses	$6,331,806	100.0%

Nonperforming Assets

        We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2007, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Deposits

        Total deposits were $458.3 million and represented 78.4% of total assets at June 30, 2007. Average total deposits were $433.4 million and average interest-bearing deposits were $398.8 million for the six months ended June 30, 2007. Average total deposits were $340.2 million and average interest-bearing deposits were $308.8 million in the same period of 2006. Average total deposits were $367.1 million and average interest-bearing deposits were $333.6 million at December 31, 2006.

        The following table sets forth our deposits by category as of June 30, 2007, June 30, 2006, and December 31, 2006.

Deposits

	June 30, 2007		June 30, 2006		December 31, 2006
		Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$37,320,198	8.1%	$32,062,917	8.7%	$37,194,469	8.9%
Interest bearing checking accounts	22,228,924	4.9%	25,538,773	6.9%	21,336,836	5.1%
Money market accounts	109,117,393	23.8%	86,333,302	23.3%	103,056,865	24.8%
Savings accounts	2,528,859	0.6%	3,052,057	0.8%	3,303,763	0.8%
Time deposits less than $100,000	170,679,000	37.2%	127,147,486	34.3%	154,191,755	37.0%
Time deposits of $100,000 or over	116,396,262	25.4%	96,576,711	26.0%	97,273,441	23.4%

Total deposits	$458,270,636	100.0%	$370,711,246	100.0%	$416,357,129	100.0%

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

        Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $341.9 million at June 30, 2007, compared to $274.1 million at June 30, 2006 and $319.1 million at December 31, 2006. Our brokered deposits were $39.6 million as of June 30, 2007, $29.5 million as of June 30, 2006, and $34.6 million as of December 31, 2006. We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 74.6% at June 30, 2007, 73.9% at June 30, 2006, and 76.6% at December 31, 2006. Our loan-to-deposit ratio was 98.4% at June 30, 2007 versus 101.2% at June 30, 2006 and 98.8% at December 31, 2006. The average loan-to-deposit ratio was 100.1% during the first six months of 2007, 102.4% during the same period of 2006, and 102.0% for the year ended December 31, 2006.

Advances from Federal Home Loan Bank

        In addition to deposits, we obtained funds from the FHLB to help fund our loan growth. Average borrowings from the FHLB were $43.9 million during the second quarter of 2007 and totaled $55.0 million at June 30, 2007. The following table reflects the current borrowing terms.

FHLB Description	Balance	Current Rate	Maturity Date
Fixed Rate Hybrid	$5,000,000	4.76%	10/21/2010
Fixed Rate	$10,000,000	5.358%	06/04/2010
Convertible	7,500,000	4.51%	11/23/2010
Convertible	5,000,000	3.68%	07/13/2015
Convertible	5,000,000	4.06%	09/29/2015
Convertible	5,000,000	4.16%	03/13/2017
Convertible	7,500,000	4.385%	04/13/2017
Prime Based Advance	10,000,000	5.41%	09/19/2011

	$55,000,000

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

        Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $38,561 at June 30, 2007, $45,946 at June 30, 2006, and $41,067 at December 31, 2006. These costs are included in other assets on our consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $2,086 for the six month period ended June 30, 2007, $2,086 for the six month period ended June 30, 2006, and $4,588 for the year ended December 31, 2006. These costs are reported in other noninterest expense on the consolidated statement of income.

        The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 8.055% and 7.255% at June 30, 2007. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. We have the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. We have no current intention to exercise our right to defer payments of interest on the trust preferred securities. We have the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. We may also redeem the trust preferred securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

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

        At June 30, 2007, our total shareholders’ equity was $48.9 million ($49.0 million at the bank level). At June 30, 2007, our Tier 1 capital ratio was 13.3% (11.5% at the bank level), our total risk-based capital ratio was 14.7% (12.7% at the bank level), and our Tier 1 leverage ratio was 11.0% (9.08% at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

        Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $21.8 million. We maintain a secured line of credit in the amount of $10.0 million with our primary correspondent. We also have a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $2.4 million at June 30, 2007. The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At June 30, 2007, we had borrowed $55.0 million on this line. We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity needs for the next 12 months.

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

        We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of June 30, 2007. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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

        At June 30, 2007, the bank had issued commitments to extend credit of $39.0 million through various types of lending arrangements, of which $33.5 million was at variable rates. The commitments expire over the next 18 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

        In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $20.0 million at June 30, 2007. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of Statement 157 to materially impact our consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. We do not have a defined benefit pension plan. Therefore, SFAS No. 158 will not impact our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115". This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 will be effective for us on January 1, 2008. Earlier adoption is permitted in 2007 if we also elect to apply the provisions of SFAS No. 157. We did not adopt early SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

        In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF No. 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion-1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Based on the results of preliminary analysis, we do not believe that EITF No. 06-4 will have a material impact on our consolidated financial statements.

        In September 2006, the FASB ratified the consensus reached related to EITF No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007. Although we do not believe the adoption of EITF No. 06-5 will have a material impact on our consolidated financial statements, management is currently analyzing the impact of adoption.

        Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations, and cash flows.

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

        The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At June 30, 2007, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $47.6 million. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and interest bearing checking accounts, which totaled $415.1 million at June 30, 2007.

Item 4.   Controls and Procedures.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

        There was one matter submitted to a vote of security holders during the three months ended June 30, 2007 at our annual meeting of shareholders held on April 18, 2007.

Proposal #1 – Election of Class III Directors

        Our board of directors is divided into three classes with each class to be as nearly equal in number as possible. The three classes of directors have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Raymond E. Cleary, III, DDS, Joe N. Jarrett, Jr., MD, Richard E. Lester, and Don J. Smith. The current Class II directors are Michael Bert Anderson, O. Bartlett Buie, Michael D. Harrington, Rick H. Seagroves, and Walter E. Standish, III. The current Class III directors are James C. Yahnis, Samuel Robert Spann, Jr., B. Larkin Spivey, Jr., Leigh Ammons Meese, and E. Thomas Fulmer. The Class III directors were up for reelection at this year’s annual meeting held April 18, 2007. Each of the existing Class III directors were re-elected at the annual meeting for a three-year term expiring at the 2010 annual meeting of shareholders. For Mr. Yahnis, 4,183,929 votes were cast in favor of his reelection as director with 40,620 abstained. For Mr. Spann, 4,183,929 votes were cast in favor of his reelection as director with 40,620 abstained. For Mr. Spivey, 4,183,251 votes were cast in favor of his reelection as director with 41,298 abstained. For Ms. Meese, 4,182,651 votes were cast in favor of her reelection as director with 41,898 abstained. For Mr. Fulmer, 4,183,971 votes were cast in favor of his reelection as director with 40,578 abstained. There were no votes cast against any of the five directors. The terms of the Class I directors will expire at the 2008 annual shareholders meeting, and the terms of the Class II directors will expire at the 2009 annual shareholders meeting.

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

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: August 10, 2007	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

Date: August 10, 2007	By: /s/ Melissa Downs-High Melissa Downs-High Interim Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number          Description

31.1                 Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2                 Rule 13a-14(a) Certification of the Principal Financial Officer.

32                    Section 1350 Certifications.