Form 10-Q
period 2007-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2007-11-13
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  |X|    No  [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ ]      Accelerated filer [ ]               Non-accelerated filer |X|

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   [ ]    No   |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 1, 2007, 4,842,766 shares of the issuer's common stock, par value $1.00 per share, were issued and outstanding.

Beach First National Bancshares, Inc. and Subsidiaries

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Consolidated Condensed Balance Sheets – September 30, 2007, September 30, 2006,
and December 31, 2006	3

Consolidated Condensed Statements of Income –
Nine months ended September 30, 2007 and 2006
Three months ended September 30, 2007 and 2006	4

Consolidated Condensed Statements of Shareholders’ Equity and Comprehensive Income –
Nine months ended September 30, 2007 and 2006	5

Consolidated Condensed Statements of Cash Flows –
Nine months ended September 30, 2007 and 2006	6

Notes to Consolidated Condensed Financial Statements	7-	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

  Item 1. Financial Statements

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	September 30,		December 31,
	2007	2006	2006
	(unaudited)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$5,067,749	$6,694,944	$5,198,945
Federal funds sold and short-term investments	359,278	235,866	14,010,667
Investment securities available for sale	69,093,920	62,892,627	68,474,531
Loans
Loans, net of unearned income	465,394,875	395,643,108	398,736,634
Mortgage loans held for sale	6,392,792	8,174,321	12,478,222
Total loans	471,787,667	403,817,429	411,214,856
Allowance for Loan Loss	(6,397,012)	(5,671,492)	(5,888,052)
Loans, net of allowance	465,390,655	398,145,937	405,326,804
Federal Reserve Bank stock	984,000	984,000	984,000
Federal Home Loan Bank stock	3,395,300	2,475,600	2,475,600
Premises and equipment, net	15,458,744	11,197,614	14,344,330
Cash value of life insurance	3,522,501	3,393,144	3,424,586
Investment in BFNB Trusts	310,000	310,000	310,000
Other assets	7,803,341	5,705,823	5,651,876
Total assets	$571,385,488	$492,035,555	$520,201,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits
Noninterest bearing deposits	$40,317,614	$35,560,935	$37,194,469
Interest bearing deposits	399,947,404	347,223,536	379,162,660
Total deposits	440,265,018	382,784,471	416,357,129
Advances from Federal Home Loan Bank	55,000,000	37,500,000	37,500,000
Federal funds purchased and other borrowings	9,281,626	14,780,469	7,209,820
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	5,202,383	3,085,054	3,364,811
Total liabilities	520,059,027	448,459,994	474,741,760

SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 10,000,000 shares
authorized; 4,842,766 issued and outstanding at
September 30, 2007, 4,768,512 at September 30, 2006,
and 4,768,413 at December 31, 2006	4,842,766	4,768,512	4,768,413
Paid-in capital	29,110,906	28,657,576	28,657,576
Retained earnings	17,839,719	10,878,299	12,706,795
Accumulated other comprehensive loss	(466,930)	(728,826)	(673,205)
Total shareholders’ equity	51,326,461	43,575,561	45,459,579
Total liabilities and shareholders' equity	$571,385,488	$492,035,555	$520,201,339

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Income

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$30,643,888	$23,439,481	$10,587,658	$8,816,443
Investment securities	2,783,588	2,048,424	934,016	786,308
Federal funds sold	280,172	313,578	141,795	87,503
Other	17,905	16,915	6,046	6,006
Total interest income	33,725,553	25,818,398	11,669,515	9,696,260

INTEREST EXPENSE
Deposits	13,980,166	9,502,940	4,780,404	3,651,980
Federal funds purchased and other borrowings	1,705,203	1,066,931	734,416	379,518
Junior subordinated debentures	967,591	568,977	327,606	202,150
Total interest expense	16,652,960	11,138,848	5,842,426	4,233,648

Net interest income	17,072,593	14,679,550	5,827,089	5,462,612

PROVISION FOR LOAN LOSSES	950,800	1,778,600	278,800	591,200
Net interest income after provision
for loan losses	16,121,793	12,900,950	5,548,289	4,871,412

NONINTEREST INCOME
Service fees on deposit accounts	426,979	381,611	148,955	119,663
Gain on sale of loans	703,222	319,234	208,389	258,842
Retail mortgage origination income	2,126,300	527,841	493,648	406,968
Income from cash value life insurance	114,150	106,996	39,734	36,469
Miscellaneous loan fees	1,514,357	264,278	354,040	264,277
Other income	1,406,447	909,829	559,428	150,803
Total noninterest income	6,291,455	2,509,789	1,804,194	1,237,022

NONINTEREST EXPENSES
Salaries and wages	5,984,093	4,205,389	1,636,798	1,715,590
Employee benefits	1,230,203	762,497	422,781	328,788
Supplies and printing	150,074	89,542	56,988	30,181
Advertising and public relations	495,967	268,441	178,916	95,658
Professional fees	455,203	350,610	182,379	81,435
Depreciation and amortization	792,982	365,747	266,224	115,621
Occupancy	1,331,458	705,281	469,710	299,392
Data processing fees	528,118	389,333	175,057	142,557
Other operating expenses	3,471,769	1,448,729	1,132,224	589,519
Total noninterest expenses	14,439,867	8,585,569	4,521,077	3,398,741

Income before income taxes	7,973,381	6,825,170	2,831,406	2,709,693

INCOME TAX EXPENSE	2,840,459	2,460,453	1,009,300	979,874

Net income	$5,132,922	$4,364,717	$1,822,106	$1,729,819

BASIC NET INCOME PER COMMON
SHARE	$1.07	$0.92	$0.38	$0.36

DILUTED NET INCOME PER COMMON
SHARE	$1.04	$0.90	$0.37	$0.36
Weighted average common shares outstanding - basic	4,809,546	4,762,576	4,840,145	4,767,705
Weighted average common shares outstanding – diluted	4,942,553	4,877,182	4,939,253	4,882,311

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income

(Unaudited)

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2005	3,169,958	$3,169,958	$30,157,843	$6,513,582	$(715,970)	$39,125,413
Net income	--	--	--	4,364,717	--	4,364,717
Other comprehensive income (loss), net of
taxes:
Unrealized loss on investment securities	--	--	--	--	(12,856)	(12,856)
Comprehensive income	--	--	--	--	--	4,351,861
Exercise of stock options	9,050	9,050	89,237	--	--	98,287
Stock dividend in the form of a 3 for 2 split	1,589,504	1,589,504	(1,589,504)	--	--
BALANCE, SEPTEMBER 30, 2006	4,768,512	$4,768,512	$28,657,576	$10,878,299	$(728,826)	$43,575,561

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

BALANCE, DECEMBER 31, 2006	4,768,413	$4,768,413	$28,657,576	$12,706,797	$(673,205)	$45,459,581
Net income	--	--	--	5,132,922	--	5,132,922
Other comprehensive income, net of taxes:
Unrealized gain on investment securities	--	--	--	--	35,655	35,655
Unrealized gain on interest rate swap	--	--	--	--	170,620	170,620
Comprehensive income						5,339,197
Stock based compensation expense	--	--	6,955	--	--	6,955
Exercise of stock option	74,353	74,353	446,375	--	--	520,728

BALANCE, SEPTEMBER 30, 2007	4,842,766	$4,842,766	$29110906	$17,839,719	$(466,930)	$51,326,461

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net income	$5,132,922	$4,364,717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(250,144)	(747,736)
Stock based compensation expense	6,955	--
Provisions for loan losses	950,800	1,778,600
Depreciation and amortization	792,982	365,747
Discount accretion and premium amortization	(103,077)	56,798
(Gain) on sale of property and equipment	(5,499)	(581,711)
(Decrease) in other assets	(1,901,321)	(1,597,804)
Increase in other liabilities	1,939,824	1,529,451
Life insurance cash value increase	(97,915)	(91,727)
Net cash provided by operating activities	6,465,527	5,076,335

INVESTING ACTIVITIES:
Purchase of investment securities	(462,292)	(18,993,028)
Purchase of Federal Home Loan Bank stock	(919,700)	(464,200)
Purchase of Federal Reserve stock	--	(450,000)
Decrease in Federal funds sold	13,651,389	25,285,206
Increase in loans, net	(60,964,646)	(92,500,102)
Purchase of premises and equipment	(1,907,827)	(5,809,143)
Proceeds from sale of property and equipment	5,930	1,500,000
Net cash used in investing activities	(50,597,146)	(91,431,267)

FINANCING ACTIVITIES:
Advances from Federal Home Loan Bank	17,500,000	3,500,000
Net increase in deposits	23,907,889	71,890,261
Proceeds from Federal funds purchased and other borrowings	2,071,806	13,276,460
Exercise of stock options	520,728	98,287
Net cash provided by financing activities	44,000,423	88,765,008

Net increase (decrease) in cash and cash equivalents	(131,196)	2,410,076

CASH AND DUE FROM BANKS, BEGINNING
OF PERIOD	$5,198,945	$4,284,868
CASH AND DUE FROM BANKS, END OF
PERIOD	$5,067,749	$6,694,944

CASH PAID FOR:
Income taxes	$3,195,252	$4,429,302
Interest	$16,577,634	$10,950,800

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.
Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	Basis of Presentation

     The accompanying consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. Certain previously reported amounts have been reclassified to conform to the current reporting presentation. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

	For the Nine Months Ended
	2007	2006
Basic earnings per share:
Net income available to common shareholders	$5,132,922	$4,364,717

Average common shares outstanding – basic	4,809,546	4,762,576

Basic earnings per share	$1.07	$0.92

Diluted earnings per share:
Net income available to common shareholders	$5,132,922	$4,364,717

Average common shares outstanding – basic	4,809,546	4,762,576

Incremental shares from assumed conversion
of stock options	133,007	114,606

Average common shares outstanding – diluted	4,942,553	4,877,182

Diluted earnings per share	$1.04	$0.90

	For the Three Months Ended
	2007	2006
Basic earnings per share:
Net income available to common shareholders	$1,822,106	$1,729,819

Average common shares outstanding – basic	4,840,145	4,767,705

Basic earnings per share	$0.38	$0.36

Diluted earnings per share:
Net income available to common shareholders	$1,822,106	$1,729,819

Average common shares outstanding – basic	4,840,145	4,767,705

Incremental shares from assumed conversion
of stock options	99,108	114,606

Average common shares outstanding – diluted	4,939,253	4,882,311

Diluted earnings per share	$0.37	$0.35

4.   Investment in LLC

     The LLC is in partnership with our legal counsel, Nelson Mullins Riley & Scarborough LLP (NMR&S), for purposes of acquiring a parcel of land and constructing an office building on the property. The Company owns two-thirds of the LLC and NMR&S owns the remaining one-third. The building is a three-story, 46,066 square foot office building located on 3.5 acres at the southwest corner of Robert Grissom Parkway and 38th Avenue North in Myrtle Beach, South Carolina. The Company moved its main office to this location in December 2006. NMR&S also relocated its Myrtle Beach legal office to the building in December 2006. The LLC purchased the land for approximately $1.8 million and financed the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project. The total land and construction project cost approximately $8. 6 million, exclusive of tenant improvements. The Company leases two-thirds of the building (approximately 30,000 square feet) from the LLC. Because the Company occupies approximately 12,500 square feet of space, it intends to lease the other 17,500 square feet of its portion to outside tenants. As of September 30, 2007, the Company has 6,000 square feet available for lease. NMR&S also leases one-third of the building from the LLC.

     Upon completion of construction, the construction financing note from the third-party lender was converted to a term loan payable by the LLC to the third-party bank and is secured by the building. The loan requires 107 installments of principal and interest based on a fifteen year amortization, with all remaining principal and interest due on September 15, 2015. The interest rate on the term loan is variable based on one-month LIBOR plus 1.40%. As a result of the interest rate SWAP discussed below, the LLC has converted this variable rate to a fixed rate of 6.02%. The outstanding balance on the term loan at September 30, 2007 is $7. 0 million and is shown as other borrowings in the accompanying balance sheet.

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

          This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “esti mate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties including, without limitation those described in detail in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Risk Factors” with the Securities and Exchange Commission and the following:

·	significant increases in competitive pressure in the banking and financial services industries;
·	changes in the interest rate environment which could reduce anticipated or actual margins;
·	changes in political conditions or the legislative or regulatory environment;
·

general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

·	changes occurring in business conditions and inflation;
·	changes in management;
·	changes in technology;
·	changes in deposit flows;
·	the level of allowance for loan loss;
·	the rate of delinquencies and amounts of charge-offs;
·	the rates of loan growth;
·	adverse changes in asset quality and resulting credit risk-related losses and expenses;
·	changes in monetary and tax policies;
·	loss of consumer confidence and economic disruptions resulting from terrorist activities;
·	changes in the securities markets; and
·	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the subsection entitled “Allowance for Possible Loan Losses” below for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, as well as results for the nine months ended September 30, 2007 and 2006, and also analyzes our financial condition as of September 30, 2007 as compared to December 31, 2006. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Earnings Review

     Our net income was $5.1 million, or $1.04 per diluted common share, for the nine months ended September 30, 2007 as compared to net income of $4.4 million, or $0.90 per diluted common share, for the nine months ended September 30, 2006. Our net income was $1.8 million, or $0.37 per diluted common share, for the three months ended September 30, 2007 as compared to net income of $1.7 million, or $0. 35 per diluted common share, for the same period of 2006. The increase in net income reflects the bank’s continued growth, as average earning assets increased to $529.3 million during the first nine months of 2007 from $492.0 million during the same period of 2006. The return on average assets for the nine month period ended September 30, 2007 was 1.24% compared to 1.30% for the same period 2006. The return on average equity was 14.34% for the nine month period ended September 30, 2007 versus 13.93% 2006.

Net Interest Income

     Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the nine month period ended September 30, 2007, net interest income increased 16. 3% to $17.1 million from $14.7 million for the same period of 2006. For the three months ended September 30, 2007, net interest income increased 6.7% to $5.8 million from $5.5 million during the comparable period of 2006. The growth in net interest income during the nine month period ended September 30, 2007 resulted from an increase of $7.9 million in interest income, partially offset by an increase in interest expense of $5.5 million. Our net interest income is determined by the level of our earning assets and the management of our net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. Average total loans increased from $360.8 million in the first nine months of 2006 to $448.4 million in the same period in 2007. In addition, average securities increased to $69.5 million in the first nine months of 2007 compared to $57.4 million for the first nine months of 2006.

     Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.74% in the first nine months of 2007 compared to 4.04% during the same period of 2006. The net interest margin was 4.31% for the nine month period ended September 30, 2007 compared to 4.57 % for the same period of 2006. The decline in the net interest spread and the net interest margin are due to the changing interest rate environment and the increased competition in our markets for deposits. With recent declines in key interest rates we expect to continue to see a decline in our net interest margin.

Provision for Loan Losses

      We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $950,800 for the first nine months of 2007 and $1.8 million for the same period of 2006. The provision for loan losses was $278,800 for the three months ended September 30, 2007 and $591,200 for the same period in 2006. The decrease in the provision was the result of management’s assessment of the adequacy of the reserve for loan losses given the size, mix and quality of the current loan portfolio. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we considered in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

     Noninterest income increased to $6.3 million for the first nine months of 2007 compared to $2.5 million in the same period of 2006. For the three months ended September 30, 2007, noninterest income increased to $1.8 million as compared to $1.2 million in 2006. The increase in noninterest income is related in part to the income from our mortgage operation. The three key components of the revenue from the mortgage operation are retail mortgage origination income, miscellaneous loan fees, and the net gains on the sale of mortgage loans. With the decline in the housing market we expect a slowing in mortgage revenue until the market recovers. As revenue drops from the mortgage operation we will also see a decline in the corresponding expenses. The following table sets forth information related to our noninterest income from the mortgage operation, for the first nine months of 2007 and 2006, as well as, for the three months ended September 30, 2007 and 2006.

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Retail Mortgage Origination Income	$2,126,300	$527,842	$493,648	$406,968
Miscellaneous loan fees	1,514,357	264,278	354,040	264,277
Gain on sale of mortgage loans	567,222	258,842	72,389	258,842
	$4,207,879	$1,050,961	$920,077	$930,087

 The other income category increased $496,618 to $1,406,447 for the first nine months of 2007. The largest component of this increase includes a $412,324 increase in merchant income, an increase in rental income of $471,941 and a net decrease of $576,562 relating to gain on sale of fixed assets. The rental income increase relates primarily to the BFNB Building, LLC for the period ending September 30, 2007. The BFNB Building, LLC’s expenses of operation are included in the company’s expense base.

Noninterest Expense

     Total noninterest expense increased 68.2% to $14.4 million for the nine months ended September 30, 2007 from $8.6 million for the same period of 2006 and increased 33.0% to $4.5 million for the three months ended September 30, 2007 from $3.4 million in the same period of 2006.

     Salaries and wages and employee benefits, the largest component of noninterest expense, increased $2.2 million to $7.2 million for the nine months ended September 30, 2007 compared to the same period in 2006, and increased $15,201 to $2.1 million for the quarter ended September 30, 2007 compared to the same period in 2006. The mortgage operation had $2.6 million of salary and wages and employee benefit expenses through nine months of 2007. The other increases are the result of personnel additions due to the growth of our bank, normal compensation adjustments, and higher costs associated with group benefits. The drop in wages in the quarter was driven by a drop in mortgage operation staff.

      We had 163 full-time equivalent employees at September 30, 2007, a decrease of 17 as compared to the same period in 2006.  This decrease occurred primarily within our mortgage operation , as the housing market has had an impact on our loan origination volume. At September 30, 2007, 7 5 of the full-time equivalent employees work within our mortgage operation.

Advertising and public relations costs increased $227,526 to $495,967 for the nine months ended September 30, 2007 compared to the same period in 2006, and increased $83,258 to $178,916 for the three months ended September 30, 2007 compared to the same period in 2006. We incurred advertising and public relations costs related to our mortgage operations, special promotions to attract deposits in all markets, as well as contracting with a professional advertising agency. Professional fees increased $104,593 for the nine months ended September 30, 2007 compared to the same period in 2006, and increased $100,944 for the three months ended September 30, 2007 compared to the same period in 2006. The professional fees increased due to our growth, the regulatory fees associated with such growth, and the escalating cost of accounting, auditing, and legal services for a public company, including our expenses directly related to Sarbanes-Oxley (SOX) compliance. We expect these fees to continue to increase as we formally prepare to meet the requirements of these comprehensive regulations.

     Occupancy expenses increased $626,176 during the nine month period ended September 30, 2007 compared to the same period in 2006 and by $170,318 for the three months ended September 30, 2007 compared to the same period in 2006. This increase is related to the addition of the facilities associated with our mortgage operations, increases on leases, and the expense related to the new corporate headquarters. As we continue to expand, we expect that occupancy costs will continue to increase.

Data processing fees increased during the nine months ended September 30, 2007 to $528,118 compared to $389,333 for the same period in 2006. For the three months ended September 30, 2007, data processing costs totaled $175,057 compared to $142,557 for September 30, 2006. Data processing costs are primarily related to the volume of loans, deposit accounts, and associated transaction activity. We have expanded the security features of our internet banking product in addition to upgrading all security measures for internal and external systems. We believe our data processing costs are consistent with our expansion. During the quarter we signed a new contract with our data processing provider to upgrade our systems. The conversion is scheduled in the second quarter of 2008.

Total other operating expenses increased 139.6% to $3.5 million during the first nine months of 2007 compared to $1.4 million for the same period in 2006. Other operating expenses increased 92.1%, or $1.1 million, for the three months ended September 30, 2007 compared to the same period in 2006. The following table presents a comparison of other operating expenses by category:

Other Operating Expenses
	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Telephone	$97,076	$54,898	$33,514	$19,543
Postage and freight	73,728	51,421	26,411	23,066
Armored car	67,305	64,856	24,755	23,774
Credit and collection – mortgage operation	1,016,369	80,411	199,991	91,853
Credit and collection – bank	110,090	105,334	23,128	46,145
Dues and subscriptions	103,173	88,231	36,929	30,355
Travel	217,622	138,818	88,219	48,987
Entertainment	226,511	66,091	38,558	15,451
FDIC insurance	94,255	29,522	69,877	10,691
Other insurance	57,801	32,328	32,660	10,855
Debit/ATM	70,623	57,199	24,600	19,053
Merchant	489,920	111,159	209,894	68,278
Credit card processing fees	33,720	44,785	12,969	5,633
Fed charges	32,531	29,078	11,850	10,403
Software maintenance	92,244	43,789	35,263	18,447
Director Supplemental Retirement Plan	83,069	112,671	33,767	24,596
NASDAQ	37,758	18,375	8,182	6,125
Furniture and equipment	226,972	173,809	64,971	79,387
Other Operating Expenses	341,002	145,954	156,686	36,877
Total	$3,471,769	$1,448,729	$1,132,224	$589,519

       The $2,023,040 increase for the nine month ended in 2007 was primarily due to an increase of $935,958 for credit and collection expenses of the mortgage operation, $378,760 increase in merchant expenses, a $100,000 increase in the mortgage recourse expense, $160,420 increase in entertainment expenses, $78,804 increase in travel expenses, $53,163 increase furniture and equipment expenses, and various other increases under $50,000. The merchant expense increases are due to the expansion of merchant related activity in the first nine months of 2007.

Balance Sheet Review

General

      We had total assets of $571.4 million at September 30, 2007, an increase of 16.1% from $492.0 million at September 30, 2006 and an increase of 9.8% from $520.2 at December 31, 2006. Total assets consisted primarily of $459.0 million in net loans and $69.1 million in investments. Our liabilities at September 30, 2007 totaled $520.0 million, consisting primarily of $440.3 million in deposits and $55.0 million in Federal Home Loan Bank (FHLB) advances. Our total deposits increased to $440.3 million at September 30, 2007, up 15.0% from $382.8 million at September 30, 2006, and up 5.7% from $416.4 million at December 31, 2006. Shareholder’s equity increased $7.7 million to $51.3 million at September 30, 2007, as compared to $43.6 million at September 30, 2006, and increased $5.8 million from $45.5 million at December 31, 2006.

Investment Securities

     At September 30, 2007, investment securities totaled $69.1 million and averaged $69.5 million during the first nine months of 2007. Total investment securities averaged $57.4 million during the first nine months of 2006 and totaled $66.4 million at September 30, 2006. Total investment securities averaged $60.2 million for the year ended December 31, 2006 and totaled $71.9 million at December 31, 2006. At September 30, 2007, investment securities represented 12.1% of total assets compared to 12.8% at September 30, 2006. All investment securities are classified as available-for-sale and are recorded at fair value. At September 30, 2007, our total investment securities portfolio had a book value of $70.1 million and a fair market value of $69.1 million for a gross unrealized net loss of $1.0 million. We primarily invest in U.S. Government Sponsored Enterprises and Federal Agency securities.

     At September 30, 2007, short-term investments totaled $0.4 million, compared to $0.2 million at September 30, 2006 and $14.0 million at December 31, 2006. These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. This increase in short-term investments is primarily due to lower loan demand during this quarter.

Loans

     The following table shows the composition of the loan portfolio by category at September 30, 2007, September 30, 2006, and December 31, 2006.

	Composition of Loan Portfolio
	September 30, 2007		September 30, 2006		December 31, 2006
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Commercial	$52,213,925	11.1%	$44,386,968	11.0%	$43,974,792	10.7%

Real estate – construction	51,724,912	10.9%	40,924,105	10.1%	44,032,693	10.7%

Real estate – mortgage (1)	359,454,651	76.1%	310,748,890	76.9%	315,689,304	76.7%

Consumer	8,768,942	1.9%	8,077,587	2.0%	7,784,157	1.9%

	472,162,430	100.0%	404,137,550	100.0%	411,480,946	100.0%

Unearned loan fees and costs, net	(374,763)		(320,121)		(266,090)
Total loans	471,787,667		403,817,429		411,214,856

Allowance for loan losses	(6,397,012)		(5,671,492)		(5,888,052)

Loans, net of allowance	$465,390,655		$398,145,937		$405,326,804

(1)	Includes mortgage loans held for sale

Because loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of September 30, 2007, loans represented 84.7% of total earning assets compared to 84.4% at September 30, 2006 and 84.2% at December 31, 2006. At September 30, 2007 net loans (total loans less the allowance for loan losses) totaled $465.4 million, an increase of $67.3 million from September 30, 2006 and an increase of $60.1 million from December 31, 2006. Average total loans increased from $360.7 million, with a yield of 8.69%, in the first nine months of 2006 to $448.4 million, with a yield of 9.12%, during the same in 2007. Average total loans were $372.8 million with a yield of 8.88% at December 31, 2006. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds and government regulations also influence interest rates.

Mortgage loans were the principal component of our loan portfolio at September 30, 2007, September 30, 2006, and December 31, 2006, which represented 76.1%, 76.9%, and 76.7% of the portfolio, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The security interest in the collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%.

Allowance for Loan Losses

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

The allocation of the allowance for loan losses to the respective loan segments is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio. In addition, the allowance is subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. Such regulatory agencies could require us to adjust the allowance based on information available to them at the time of their examination.

At September 30, 2007, the allowance for loan losses was $6.4 million, or 1.36% of outstanding loans, compared to an allowance for loan losses of $5.7 million, or 1.40% of outstanding loans, at September 30, 2006 and an allowance for possible loan losses of $5.9 million, or 1.43% of outstanding loans, at December 31, 2006. In the first nine months of 2007, we had net charge-offs totaling $0.4 million. During the same period in 2006, we had net charge-offs totaling $0.5 million. For the twelve months ended December 31, 2006, we had net charge-offs totaling $0.7 million. We had non-performing loans totaling $0.6 million at September 30, 2007, $2.6 million at September 30, 2006, and $1.6 million at December 31, 2006. While there can be no assurances, we do not expect significant losses relating to these nonperforming loans because we believe that the collateral supporting these loans is largely sufficient to cover the outstanding loan balances.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the nine months ended September 30, 2007, September 30, 2006, and December 31, 2006.

	Allowance for Loan Losses
	Nine months ended September 30,		December 31,
	2007	2006	2006

Average total loans outstanding	$448,406,531	$360,729,338	$372,791,961
Total loans outstanding at period end	471,787,667	403,817,429	411,214,857
Total nonperforming loans	549,714	2,615,341	1,625,511

Beginning balance of allowance for loan losses	$5,888,052	$4,364,287	$4,364,287
Mortgage recourse reserve	(50,000)
Loans charged off	(410,174)	(498,490)	(792,188)
Total recoveries	18,334	27,095	141,553
Net loans charged off	(391,840)	(471,395)	(650,635)

Provision for loan losses	950,800	1,778,600	2,174,400
End of period balance of allowance for loan losses	$6,397,012	$5,671,492	$5,888,052

Annualized net charge-offs to average total loans	0.12%	0.17%	0.17%
Allowance as a percent of total loans	1.36%	1.40%	1.43%
Nonperforming loans as a percentage of total loans	0.12%	0.65%	0.40%
Nonperforming loans as a percentage of allowance	8.59%	46.11%	27.59%

       In 2006, we set up a retail mortgage recourse reserve of $50,000 within the allowance. The reserve is set up for situations where retail mortgage loans, that were sold, may be returned to us under certain circumstances delineated in the sales contract. For 2007, we transferred this amount into a separate liability. For 2007, we have expensed an additional $100,000 and have incurred losses of $47,445. At September 30, 2007, the reserve was $102,555. With the turmoil in the retail mortgage market we are constantly reviewing all loans sold to ensure our reserve is sufficient.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of September 30, 2007. We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

As of September 30, 2007
Commercial	$1,179,820	18.5%
Real estate – construction	666,783	10.4
Real estate – mortgage	4,313,300	67.4
Consumer	192,807	3.0
Unallocated	44,302	0.7%

Total allowance for loan losses	$6,397,012	100.0%

Nonperforming Assets

     We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower's financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At September 30, 2007, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Deposits

     Total deposits were $440. 3 million and represented 77.1% of total assets at September 30, 2007. Average total deposits were $436.0 million and average interest-bearing deposits were $399.9 million for the nine months ended September 30, 2007. Average total deposits were $353.5 million and average interest-bearing deposits were $320.9 million in the same period of 2006. Average total deposits were $367.1 million and average interest-bearing deposits were $333.6 million at December 31, 2006.

The following table sets forth our deposits by category as of September 30, 2007, September 30, 2006, and December 31, 2006.

	September 30, 2007		September 30, 2006		December 31, 2006
Deposits		Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposit
Demand deposit accounts	$40,317,614	9.2%	$5,560,935	9.3%	$37,194,469	8.9%
Interest bearing checking accounts	23,650,334	5.4%	20,071,664	5.2%	21,336,836	5.1%
Money market accounts	107,480,890	24.4%	97,421,218	25.5%	103,056,865	24.8%
Savings accounts	3,265,956	0.7%	3,306,161	0.9%	3,303,763	0.8%
Time deposits less than $100,000	150,064,341	34.1%	129,146,950	33.7%	154,191,755	37.0%
Time deposits of $100,000 or over	115,485,883	26.2%	97,277,543	25.4%	97,273,441	23.4%
Total deposits	$440,265,018		$382,784,471	100.0%	$416,357,129	100.0%

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

     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $324.8 million at September 30, 2007, compared to $285.5 million at September 30, 2006 and $319.1 million at December 31, 2006. Our brokered deposits were $37.2 million as of September 30, 2007, $27.1 million as of September 30, 2006, and $34.6 million as of December 31, 2006. We expect a stable base of deposits to be our primary source of funding to meet both short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 73.8% at September 30, 2007, 74.6% at September 30, 2006, and 76.6% at December 31, 2006. Our loan-to-deposit ratio was 107.2% at September 30, 2007 versus 105.5 % at September 30, 2006 and 98.8% at December 31, 2006. The average loan-to-deposit ratio was 102.8% during the first nine months of 2007, 102.1% during the same period of 2006, and 102.0% for the year ended December 31, 2006.

Advances from Federal Home Loan Bank (FHLB)

In addition to deposits, we obtained funds from the FHLB to help fund our loan growth, as shown below:

FHLB Description	Balance	Current Rate	Maturity Date
Fixed Rate Hybrid	$5,000,000	4.76%	10/21/2010
Fixed Rate	10,000,000	5.358%	06/04/2010
Convertible	7,500,000	4.51%	11/23/2010
Convertible	5,000,000	3.68%	07/13/2015
Convertible	5,000,000	4.06%	09/29/2015
Convertible	5,000,000	4.16%	03/13/2017
Convertible	7,500,000	4.385%	04/13/2017
Prime Based Advance	10,000,000	4.91%	09/19/2011
	$55,000,000

Average borrowings from the FHLB were $55.0 million during the third quarter of 2007 and totaled $55.0 million at September 30, 2007.

Junior Subordinated Debentures

     On May 27, 2004 we raised $5.0 million and on March 30, 2005, we raised an additional $5.0 million through the issuance and sale of floating rate trust preferred securities through BFNB Trust I and BFNB Trust II (the “Trusts”). These trust preferred securities are reported on our consolidated balance sheet as junior subordinated debentures. The Trusts loaned these proceeds to our holding company to use for general corporate purposes. Trust preferred securities currently qualify as Tier 1 capital under Federal Reserve Board guidelines.

     Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $35,194 at September 30, 2007, $44,865 at September 30, 2006, and $41,067 at December 31, 2006. These costs are included in other assets on our consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $3,754 for the nine month period ended September 30, 2007, $3,337 for the nine month period ended September 30, 2006, and $4,588 for the year ended December 31, 2006. These costs are reported in other noninterest expense on the consolidated statement of income.

     The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 8.060 % and 7.594 % at September 30, 2007. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. We have the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. We have no current intention to exercise our right to defer payments of interest on the trust preferred securities. We have the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009, and March 30, 2010, respectively. We may also redeem the trust preferred securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

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

At September 30, 2007, our total shareholders’ equity was $51.3 million ($51.6 million at the bank level). At September 30, 2007, our Tier 1 capital ratio was 13.4% (11.40 % at the bank level), our total risk-based capital ratio was 14.6% (12.66 % at the bank level), and our Tier 1 leverage ratio was 11.2% (9. 28 % at the bank level). The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

     Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $21.8 million. We maintain a secured line of credit in the amount of $10 .0 million with our primary correspondent. We also have a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $3.8 million at September 30, 2007. The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At September 30, 2007, we had borrowed $55.0 million on this line. We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity needs for the next 12 months.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of September 30, 2007. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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

     At September 30, 2007, the bank had issued commitments to extend credit of $53.5 million through various types of lending arrangements, of which $49.2 million was at variable rates. The commitments expire over the next 18 months. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $11.4 million at September 30, 2007. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

Recently Issued Accounting Standards

     The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by us.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also requires expanded disclosures about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of Statement 157 to materially impact our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligation and plan assets are measured, is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS No. 158 will not impact our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115”. This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by -instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS No. 159 will be effective for us on January 1, 2008. Earlier adoption is permitted in 2007 if we also elect to apply the provisions of SFAS No. 157. The Company did not adopt early SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

In September 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Board has approved a change in our post retirement benefit program such that EITF No. 06-4 will have no impact on our consolidated financial statements.

In September 2006, the FASB ratified the consensus reached related to EITF No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF No. 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF No. 06-5 is effective for fiscal years beginning after December 15, 2007. We do not believe the adoption of EITF No. 06-5 will have a material impact on our consolidated financial statements once adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in Item 2 in the section captioned "Interest Rate Sensitivity" is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

     The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At September 30, 2007, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $19.8 million. This asset -sensitive position is largely attributable to our variable rate loan portfolio.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2007. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                                                                      BEACH FIRST NATIONAL BANCSHARES, INC.

Date: November 9, 2007                                            By:  /s/ Walter E. Standish, III

                                                                                              Walter E. Standish, III
                                                                                              President and Chief Executive Officer

Date: November 9, 2007                                           By:  /s/ Gary S. Austin

                                                                                             Gary S. Austin

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