Form 10-K
period 2007-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2008-03-14
CIK 949228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒                              Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐                                 Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file no. 000-22503

BEACH FIRST NATIONAL BANCSHARES, INC.

(Name of Registrant as Specified in Its Charter)

South Carolina	57-1030117
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3751 Grissom Pkwy, Suite 100
Myrtle Beach, South Carolina	29577
(Address of Principal Executive Offices)	(Zip Code)

(843) 626-2265

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $1.00 par value per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers), as of June 29, 2007, was approximately $79.2 million.  This calculation was based on the common stock closing price on June 29, 2007 of $22.42.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On March 11, 2008, 4,845,018 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders for the year ended December 31, 2007 is incorporated by reference in this Form 10-K in Part II, Items 6, 7, 7A and 8.  The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2008 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

Part I

Item 1. Business

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors, some of which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in any forward-looking statements include, but are not limited to those described below under “Risk Factors.”

General Overview

The main office is located at the corner of Grissom Parkway and 38th Avenue in Myrtle Beach, South Carolina.  In June 2001, the first branch office was opened at the northwest corner of the intersection of S.C. Highway 544 and U.S. Highway 17 in Surfside Beach, South Carolina, followed by the second branch office in November 2002 at the Gator Hole Shopping Center in North Myrtle Beach, South Carolina.  In February 2003, the bank opened its third branch overall and first location on Hilton Head Island, South Carolina, at Pineland Station.  In July 2004, the fourth branch office opened in the Litchfield/Pawleys Island area at the Litchfield Market Village. In January 2005, the fifth branch office and second location on Hilton Head Island opened in The Village at Wexford. At December 31, 2007, the division had six loan production offices in South Carolina, North Carolina, and Virginia. The South Carolina office in Little River includes the mortgage operation’s staff. The North Carolina offices are in Raleigh and Gastonia, and the three offices in Virginia are located in Burke, Fredericksburg, and Sterling.  In December 2006, the Company moved into its new corporate headquarters and plans to expand operations to serve other coastal areas of South Carolina. The Company maintains an internet web site at http://www.beachfirst.com.  The information on the Company’s website is not incorporated by reference into this report.

Marketing Focus

Most of the banks in the Grand Strand and on Hilton Head Island are local branches of regional, super-regional, and large national banks.  Larger banks have certain advantages in competing for large corporate business, including higher lending limits and the ability to offer services in other areas of South Carolina and the Southeast.  As a result, the Company generally does not attempt to compete for large corporate banking relationships but concentrates its efforts on individuals and small- to medium-sized businesses.  The Company believes it can fill this void in the community banking market in the Myrtle Beach and Hilton Head Island areas.

Operating and Growth Strategy

The Company’s goal is to build long-term shareholder value by being the leading community bank along the Grand Strand and on Hilton Head Island.  The Company intends to achieve this goal by increasing asset size through internal growth, providing personalized service with a community focus, retaining high caliber and motivated employees, maintaining high asset quality, offering customers a variety of products and services, and selectively adding new branches.

Deposit Products

The Company’s principal source of funding is core deposits, of which approximately 90.0% were obtained from within our core markets as of December 31, 2007.  The Company offers a full range of services, including checking accounts, commercial accounts, savings accounts, money market accounts, certificates of deposit, and other time deposits.  The Company regularly reviews its deposit rates to ensure it remains competitive.  Due to the seasonal nature of the Company’s market, deposit growth is generally strongest during the summer months and loan demand usually reaches its peak during the winter months.  Thus, the Company historically has a more favorable liquidity position during the summer months.  To meet loan demand and liquidity needs during the winter months, the Company typically offers special rates on deposits.

Other Financial Services

The Company offers NetTeller Internet banking with PowerPay bill payment and cash management services.  With NetTeller and PowerPay, customers can perform a variety of banking functions from their home or office computer.

Customers with these services can view images of checks, deposits, and past statements, transfer funds between accounts, download information to money management software packages, and pay bills.  The Company offers online cash management services, remote deposit capture, business internet banking, ACH or electronic transactions, wire origination, sweep accounts, merchant services, and consolidated account analysis to streamline a business customer’s operations.  Our goal with technology-oriented products such as remote deposit capture is to supplement our high level of service by offering customers a virtual key to the bank.

The Company offers other bank services, including safe deposit boxes, direct deposit, merchant services, and Visa Check Cards.  The Company earns fees for most of these services, including debit and credit card transactions, sales of checks, wire transfers, and ATM transaction fees.  The Company is associated with the STAR, Cirrus, and Plus ATM networks, which give customers access to their funds throughout the country.

Lending Activities

General.  The Company emphasizes a range of lending services, including real estate, commercial, consumer loans, home equity lines of credit, and loans to small-to-mid-size businesses in the Grand Strand and Hilton Head Island markets.  At December 31, 2007, the Company had loans that were secured by real estate of approximately $441.5 million, or 86.5% of the loan portfolio, commercial loans of $60.4 million, and consumer loans of $8.5 million.  As of December 31, 2007, there were no loans 90 day or more past due still accruing interest, and the Company had no restructured loans.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law.  In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus.  This limit will increase or decrease as the Bank’s capital increases or decreases.  Based upon the capitalization of the Bank at December 31, 2007, our legal lending limit was approximately $9.0 million.  The Bank is able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers.  The Company strives to maintain a diversified loan portfolio and limit the amount to any single customer.  As of December 31, 2007, our 10 largest customer loan relationships represented approximately $56.3 million, or 11.1% of the loan portfolio.  The Company’s single largest relationship is $6.5 million.

At December 31, 2007, the Company had average total loans of $458.7 million, representing 85.2% of our average earning assets.  The Company maintains a strong credit culture and employs veteran bankers with knowledge of its markets.

Loans secured by real estate. The majority of the Company’s loans are secured by some form of real estate.  Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the economy and the value of real estate.  Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

•                  Commercial Real Estate Mortgages. These loans are secured by commercial property. The Company reduces credit risk in the commercial real estate portfolio by emphasizing loans for owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%.   The underwriting of a loan includes evaluation of such factors as existing credit, cash flow analysis, value of any collateral, personal guaranties, and other factors.  The Company typically reviews the personal financial statements and tax returns of the principal owners and requires personal guarantees.  At December 31, 2007, commercial real estate loans (other than construction loans) amounted to $331.4 million, or approximately 65.0%, of our loan portfolio. This includes various types of business purpose loans secured by commercial real estate.

•                  Real Estate Construction Loans.  The Company offers primarily adjustable rates on residential and commercial construction loans to builders, developers, and consumers who wish to build their own homes.  The duration of our construction loans are generally limited to no more than 18 months, although payments may be structured on a longer basis or amortized if necessary.  Construction loans generally carry a higher degree of risk than long-term financing of existing properties, because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing.  Specific risks include cost overruns, mismanaged construction, mismanaged draw requests, pre-sale commitment fall-out, inferior or improper construction techniques, economic changes or downturns during construction, rising interest rates which may prevent sale of the property, and failure to sell completed projects in a timely manner.

The Company attempts to reduce the risk associated with construction loans by typically requiring personal guarantees, obtaining third party inspections, requiring a percentage of pre-sales, and keeping the loan-to-value ratio of the completed projects at or below 80%. At December 31, 2007, construction loans amounted to $64.0 million, or 12.5 % of our total loan portfolio.

•                  Consumer Real Estate Loans. The Company originates traditional first and second mortgage residential real estate loans and home equity loans.  Home equity lines of credit typically have terms of fifteen years or less and the Company generally limits the extension of credit to 90% of the available equity of each property.  The Company typically sells a portion of its consumer retail mortgage loans to investors.  The Company limits the loan-to-value ratio on residential real estate loans it keeps to 80%.  At December 31, 2007, the total residential real estate loans (other than construction loans) amounted to $46.1 million, or 9.0% of our loan portfolio. Of this total amount, the Company had $6.5 million of mortgage loans held for sale, and $21.4 million of home equity loans at December 31, 2007.

Commercial Business Loans.  The Company makes loans for commercial purposes in various lines of businesses, including retail, service industries, and the professional service area.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  Where possible the Company includes real estate collateral as a secondary source of repayment on commercial business loans. At December 31, 2007, commercial business loans amounted to $60.4 million, or 11.8% of our total loan portfolio.

The Company offers small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7 (a) program and SBA’s 504 programs.  These loans typically are partially guaranteed by the government, which helps to reduce their risk.  SBA loans generally carry a 75% guarantee of the loan.

Consumer Loans.  The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans, credit cards, and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral.  Consumer rates are both fixed and variable with various terms depending on the product type.  Our installment loans typically amortize over periods up to 60 months.  The Company offers consumer loans with a single maturity date when a specific source of repayment is available.  The Company typically requires monthly payments of interest and a portion of the principal on its revolving loan products and credit cards.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.  At December 31, 2007, consumer loans amounted to $8.5 million, or 1.7% of our loan portfolio.

Credit Administration and Loan Review. The Company emphasizes a strong credit culture focused on safety and soundness. The Company employs experienced relationship managers with solid knowledge of the markets. The Company maintains a continuous internal loan review system and engages an independent consultant on an annual basis to review loan files to confirm its loan grading system and to identify any issues that may need improvement. Each loan officer is responsible for managing his or her own loan portfolio, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid. The compensation of our lending officers is dependent, in part, on the asset quality of their loan portfolios.

Underwriting Procedures, Collateral, and Risk.  The Company uses established credit policies and procedures when underwriting each type of loan.  Although there are minor variances in the characteristics and criteria for each loan type, which variances may require additional underwriting procedures, the Company generally evaluates borrowers using the following defined criteria:

•                  Character — the Company determines that the borrower has sound character and integrity by examining the borrower’s history.

•                  Capital — the Company evaluates the borrower’s overall financial strength, as well as the equity investment in the asset being financed.

•                  Collateral — the Company determines whether the collateral is adequate from the standpoint of quality, marketability, value and income potential.

•                  Capacity — the Company evaluates the borrower’s ability to service the debt.

•                  Conditions — the Company underwrites the credit in light of the effects of external factors, such as economic conditions and industry trends.

It is the Company’s practice to obtain collateral for most loans to mitigate the risk associated with lending and to generally limit its loan-to-value ratio to 80%.  The Company obtains a security interest in real estate for loans secured by real estate, including construction and development loans, and other commercial loans.  For commercial loans, the Company typically obtains security interests in equipment and other company assets.  For consumer loans used to purchase vehicles, the Company obtains appropriate title documentation.  For secured loans that are not associated with real estate, or for which the mortgaged real estate does not provide an acceptable loan-to-value ratio, the Company obtains other available collateral such as stocks and bonds.

Each type of loan carries a credit risk, simply defined as the potential that the borrower will not be willing or able to repay the debt.  While real estate loans have various risks common to all types of loans, certain types of real estate loans have specific risk characteristics that vary according to the collateral type securing the loan and the terms and repayment sources for the loan.  Real estate loans are all sensitive to fluctuations in the value of the real estate securing the loan.  In addition, commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt.  Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties.  These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property.  Inferior or improper construction techniques, cost overruns, changes in economic conditions during the construction and marketing period, and rising interest rates which may slow the sale of the property are all risks unique to this type of loan.  Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates.  Commercial loans primarily have risk that the primary source of repayment will be insufficient to service the debt.  Often this occurs as the result of changes in local economic conditions or in the industry in which the borrower operates which impact cash flow or collateral value.  Consumer loans, other than home equity loan products, are generally considered to have more risk than loans to individuals secured by first or second mortgages on real estate due to dependence on the borrower’s employment status as the sole source of repayment.  By following defined underwriting criteria as noted above, the Company seeks to reduce these risks.  Additionally, the Company reduces the risk that the underlying collateral may not be sufficient to pay the outstanding balance by using appraisals or taking other steps to determine that the value of the collateral is adequate, and lending amounts based upon lower loan-to-value ratios.  The Company controls risk by reducing concentration of its  loan portfolio in any one type of loan.  A concentration of credit report based upon NAICS codes, collateral codes, and other factors are reviewed on a quarterly basis by the Board of Directors.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. The Company attempts to mitigate these risks by adhering to internal credit policies and procedures. These policies and procedures include officer and customer lending limits, a multi-layered approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our loan approval policies provide for various levels of officer lending authority. Individual loan authorities are granted based on historical performance and experience. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority or the executive internal loan committee limit, then the Board of Directors’ loan committee may approve the loan up to the Bank’s legal lending limit. The Company does not make any loans to any of its directors or executive officers unless the loan is approved by the loan committee and reviewed by the Board of Directors. These loans are made on terms that are not more favorable to the director or executive officer than would be available to a person not affiliated with us. The Company takes steps to protect against losses due to hurricanes and weather by requiring customers to carry appropriate insurance.

Competition

The Myrtle Beach and Hilton Head Island markets are highly competitive markets. The competition among financial institutions is based on a variety of factors, including interest rates on deposits and loans, service charges, quality of services, and convenience of banking facilities.  The Company also competes with other financial institutions including securities firms, savings and loans, insurance companies, credit unions, leasing companies, and finance companies.  The Company believes it has competed effectively in the market by offering quality and personal service to small to medium sized businesses and individuals.

Employees

At December 31, 2007, the Company employed a total of 152 full-time and part-time employees and believes that the relations with its employees are good.

SUPERVISION AND REGULATION

Both the company and the bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations.  These laws and regulations are generally intended to protect depositors and borrowers, not shareholders.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  The Company’s operations may be affected by legislative changes and the policies of various regulatory authorities.  It cannot predict the effect that fiscal or monetary policies or new federal or state legislation may have on its business and earnings in the future.

Beach First National Bancshares, Inc.

The Company owns 100% of the outstanding capital stock of the Bank, and therefore is considered to be a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  As a result, the Company is primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and its regulations promulgated there under.  Moreover, as a bank holding company of a bank located in South Carolina, the Company also is subject to the South Carolina Banking and Branching Efficiency Act.

Permitted Activities.  Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, activities such as  banking or managing or controlling banks,    furnishing services to or performing services for its subsidiaries, and other activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•                  factoring accounts receivable

•                  making, acquiring, brokering or servicing loans and related activities

•                  leasing personal or real property

•                  operating a non-bank depository institution (such as a savings association, trust company functions, financial and investment advisory activities)

•                  conducting discount securities brokerage activities

•                  underwriting and dealing in government obligations and money market instruments

•                  providing specified management consulting and counseling activities

•                  performing selected data processing services and support services

•                  acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions performing selected insurance underwriting activities.

As a bank holding company the Company also can elect to be treated as a “financial holding company,” which would allow the Company to engage in a broader array of activities.  In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  The Company has not sought financial holding company status, but may elect such status in the future as its business matures.  If the Company were to elect financial holding company status, each insured depository institution the Company controls would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (CRA), discussed below.

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Control is rebuttably presumed to exist if a person acquires 10% or  more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities of a bank holding company. Our common stock is registered under Section 12 of the Securities Exchange Act. The regulations provide a procedure for rebutting control when ownership of any class of voting securities is below 25%.

Source of Strength.  In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.    Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-the weighted assets.  These requirements are essentially the same as those that apply to the Bank and are described below under “Beach First National Bank - Capital Regulations.”  Subject to these capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the Bank to the Company.  Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Beach First National Bank — Dividends.”  The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, the Company is subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “S.C. Board”).  The Company is not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but the Company must notify the S. C. Board at least 15 days prior to doing so.  The Company must receive the S. C. Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

Beach First National Bank (Bank)

Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the “OCC”) .  Deposits in a regulated banks (bank) are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  Accordingly, the FDIC also has enforcement authority over the Bank.  Together, the OCC and the FDIC regulate or monitor virtually all areas of a bank’s operations, including:

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

The OCC requires that the Bank maintain specified capital ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital.  Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

The Bank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of Total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

The minimum capital ratios for both the company and the Bank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage.  To be eligible to be classified as “well-capitalized,” the Bank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more.  Certain implications of the regulatory capital classification system are discussed in greater detail below.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels.  The OCC and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The OCC’s regulations set forth five capital categories, each with specific regulatory consequences.  The categories are:

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

If the OCC determines, after notice and an opportunity for hearing, that a bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If a bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area.  Moreover, if a bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the OCC that is subject to a limited performance guarantee by the corporation.  The bank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized.  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.  Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to us.

As of December 31, 2007, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness.     The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the OCC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Regulatory Examination.     The OCC also requires the Bank to prepare annual reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

•                  loan documentation;

•                  credit underwriting;

•                  interest rate risk exposure; and

•                  asset quality.

Deposit Insurance and Assessments.  Deposits at the Bank are insured by the Deposit Insurance Fund (the “DIF”) as administered by the FDIC, up to the applicable limits established by law—generally $100,000 per accountholder and $250,000 for certain retirement accountholders.  In November 2006, the FDIC adopted final regulations that set the deposit insurance assessment rates that took effect in 2007.  The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information—supervisory risk ratings for all institutions, financial ratios for most institutions, including the Company, and long-term debt issuer ratings for large institutions that have such ratings.  The new premium rate structure imposes a minimum assessment of from five to seven cents for every $100 of domestic deposits on institutions that are assigned to the lowest risk category.  This category is expected to encompass substantially all insured institutions, including the Bank.  A one time assessment credit is available to offset up to 100% of the 2007 assessment.  Any remaining credit can be used to offset up to 90% of subsequent annual assessments through 2010.  For institutions assigned to higher risk categories, the premium that took effect in 2007 ranges from ten cents to forty-three cents per $100 of deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings and Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2006 ranged from 1.32 cents to 1.24 cents per $100 of assessable deposits.  For the first quarter of 2007, the FICO assessment rate was 1.22 cents per $100 of assessable deposits.

Transactions with Affiliates and Insiders.  The Company is a legal entity separate and distinct from the Bank and its other subsidiaries.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries.  The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Dividends.  The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company.  As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years.  A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized.  The OCC may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice.  The OCC also has advised that a national bank should generally pay dividends only out of current operating earnings.

Branching.  National banks are required by the National Bank Act to adhere to branch office banking laws applicable to state banks in the states in which they are located.  Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC.  In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina.   Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.  South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Anti-Tying Restrictions.  Under amendments to the BHCA and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act.  The Community Reinvestment Act requires that the OCC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.

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

Consumer Protection Regulations.  Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

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

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act/Bank Secrecy Act.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function.  The USA PATRIOT Act, amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the FBI can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The Bank can be requested, to search its records for any relationships or transactions with persons on those lists.  If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

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

Privacy and Credit Reporting.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  It is the Bank’s policy not to disclose any personal information unless required by law.  The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Like other lending institutions, the Bank utilizes credit bureau data in its underwriting activities.  Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data.  The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

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

Item 1A.  Risk Factors

The Company’s recent operating results may not be indicative of future operating results.

The Company may not be able to sustain its historical rate of growth and may not even be able to grow the business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar earnings growth as the Company continues to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If the Company experiences a significant decrease in its historical rate of growth, its results of operations and financial condition may be adversely affected because a high percentage of its operating costs are fixed expenses.

The Company’s decisions regarding credit risk and reserves for loan losses may materially and adversely affect its business.

Making loans and other extensions of credit is an essential element of the Company’s business.  Although the Company seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, the Company anticipates that not all of its loans and other extensions of credit will be repaid.  The risk of nonpayment is affected by a number of factors, including the duration of the credit, credit risks of a particular customer, changes in economic and industry conditions, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

The Company attempts to maintain an appropriate allowance for loan losses to provide for potential losses in its loan portfolio.  The Company periodically determines the amount of the allowance based on consideration of several factors, including an ongoing review of the quality, mix, and size of its overall loan portfolio, its historical loan loss experience, evaluation of economic conditions, regular reviews of loan delinquencies and loan portfolio quality, the amount and quality of collateral, including guarantees, securing the loans, and concentration of credit risk.

There is no precise method of predicting credit losses; therefore, the Company faces the risk that charge-offs in future periods will exceed its allowance for loan losses and that additional increases in the allowance for loan losses will be required.  These risks will likely increase as the Bank’s average loan size continues to increase.  Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

Lack of seasoning of a portion of the Company’s loan portfolio may increase the risk of credit defaults in the future.

Due to the rapid growth of the Bank and the type of loans originated in the past several years, a portion of the loan portfolio and the lending relationships are of relatively recent origin.  In general, new loans have more uncertainty in terms of credit quality until they have been outstanding for a period of time, a process the Company refers to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer loan portfolio.  Because the Company’s loan portfolio has some unseasoned loans, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes seasoned.  If delinquencies and defaults increase, the Company may be required to increase its provision for loan losses, which would adversely affect its results of operations and financial condition.

An economic downturn, especially one affecting the Horry, Beaufort, and Georgetown counties, could reduce the Company’s customer base, level of deposits, and demand for financial products such as loans.

The Company’s success depends significantly upon the growth in population, income levels, deposits, new business growth, and housing starts in its markets, especially in Horry, Beaufort, and Georgetown County. If the communities in which the Company operates do not grow or if prevailing economic conditions are unfavorable, the Company’s business may not succeed. An economic downturn would likely contribute to the deterioration of the quality of the loan portfolio and reduce the level of deposits, which in turn would impact the Company’s business. Interest received on loans represented approximately 91.0% of our interest income for the year ended December 31, 2007. If an economic downturn occurs in the economy as a whole, or especially in the Horry, Beaufort, and Georgetown Counties, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral that may secure the Company’s loans could be adversely affected. Unlike many larger institutions, the Company is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect the Company’s business.

Changes in prevailing interest rates may reduce profitability.

Results of operations depend in large part upon the level of the Company’s net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  Depending on the terms and maturities of assets and liabilities, a significant change in interest rates could have a material adverse effect on profitability.  Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions.  While the Company intends to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of its assets and liabilities, the efforts may not be effective and its financial condition and results of operations could suffer.  The recent interest rate declines by the Federal Reserve have had an adverse impact on the Company’s net interest rate margin. The Company anticipates that it will be harmed from a declining interest rate environment in the short term (1-3 months) but is expected to benefit over a one year time period.   No assurance can be given as to when and in what direction the Federal Reserve will adjust interest rates or that the results the Company anticipates will actually occur.

The Company is dependent on key individuals and the loss of one or more of these key individuals could curtail growth and adversely affect its prospects.

Our success depends, in part, on the executive management group and the continued ability to attract and retain experienced loan personnel, as well as other management personnel.  The loss of the services of several key personnel could adversely affect the Company’s growth strategy and prospects to the extent the Company is unable to replace such personnel.

The Company is subject to extensive regulation that could limit or restrict its activities.

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various regulatory agencies.  Compliance with regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of branches.  The Company is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support growth.

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect the Company’s ability to operate profitably.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission, have increased the scope, complexity, and costs of corporate governance, reporting, and disclosure practices.  The Company has experienced, and expects to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.

The Company has evaluated its internal controls to allow management to report on its internal controls, and for its independent registered public accounting firm to attest to its internal controls for 2007.  Effective internal controls are necessary to produce reliable financial reports and are important to helping prevent financial fraud.

The Company’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

The Company is required by regulatory authorities to maintain adequate levels of capital to support its operations.  To support continued growth, the Company may need to raise additional capital.  The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside the Company’s control.  Accordingly, the Company cannot be assured of its ability to raise additional capital, if needed, on acceptable terms.  If the Company cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impaired.  In addition, if the Company decides to raise additional equity capital, shareholder interest could be diluted.

The Company faces strong competition for customers, which could prevent it from obtaining customers and may cause it to pay higher interest rates to attract customers.

The banking business is highly competitive.  The Company competes in attracting deposits and in making loans.     There is a risk that the Company will not be able to compete successfully with other financial institutions in its market, and that the Company may have to pay higher interest rates to attract deposits, resulting in reduced profitability.  In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to the Company.

The Company will face risks with respect to future expansion and acquisitions or mergers.

The Company may seek to expand into new markets, lines of business, or offer new products and services.  These activities would involve a number of risks, including:

•                  the use of estimates and judgments to evaluate credit, operations, management, and market risks with respect to expansion into a new market;

•                  the time and costs of evaluating new markets, hiring or retaining experienced local management, opening new offices, and the expenses until these activities generate sufficient volume to support the costs of the expansion;

•                  the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and

•                  the risk of loss of key employees and customers.

A significant portion of the Company’s  loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect the business.

A significant portion of our loan portfolio is secured by real estate.  As of December 31, 2007, approximately 86.5% of the Company’s loans had real estate as a primary or secondary component of collateral.  A weakening of the real estate market in the Company’s market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans.  This could have an adverse effect on profitability and asset quality.  If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, earnings and capital could be adversely affected.  Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secure these loans, may also negatively impact financial condition.  High insurance rates and cancellation of insurance policies along the coast could represent an inherent risk in the loan portfolio.

A large percentage of the loans in our portfolio currently include exceptions to the Company’s loan policies and supervisory guidelines.

All of the company loans are subject to written loan policies adopted by the Board of Directors and supervisory guidelines imposed by regulators.  The Company’s loan policies are designed to reduce the risks associated with the loans by requiring Company personnel to perform certain tasks as part of the underwriting, pricing, and loan closing process.  Loans that do not fully comply with our loan policies are known as “exceptions.”  The Company categorizes exceptions as policy exceptions, financial statement exceptions and collateral exceptions.  As of December 31, 2007, approximately 17.5% of the loans in the portfolio included collateral exceptions to loan policies.  As a result of these exceptions, such loans may have a higher risk of loss than the loans that comply with the loan policies.  In addition, the Company may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in the loan portfolio represents an unsafe banking practice.

The Company generally underwrites loans in the portfolio in accordance with its own internal underwriting guidelines and regulatory supervisory guidelines. In certain circumstances the Company has approved loans which exceed either its internal underwriting guidelines, supervisory guidelines, or both.  As of December 31, 2007, approximately $48.0 million of loans, or 80.3% of the Bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 14 loans totaling approximately $1.8 million had loan-to-value ratios of 100% or more.  Supervisory limits on commercial loan to value exceptions are set at 30% of the Bank’s capital.  At December 31, 2007, $13.7 million of the commercial loans, or 22.6% of the Bank’s capital, exceeded the supervisory loan to value ratio.  The number of loans in the portfolio with loan-to-value ratios in excess of supervisory guidelines, internal guidelines, or both could increase the risk of delinquencies and defaults in the portfolio.

Item 1B.  Unresolved Staff Comments:  Not applicable.

Item 2.    Properties.

The Company currently operates from a six branch network along the South Carolina coast. Our branch offices are located in Beaufort, Horry, and Georgetown Counties. The Company also has an operation center and six loan production offices located in South Carolina, North Carolina, and Virginia.

Leased or
Type of Office	Location	Owned

Main office	3751 Grissom Parkway, Myrtle Beach, South Carolina 29577	Owned (1)

Branch	Highway 544 in the Sayebrook Village Shopping Center in Surfside Beach, which is south of Myrtle Beach	Leased (2)
Branch	Gator Hole Shopping Center at 710 Highway 17 North, North Myrtle Beach, which is in the northern end of the Grand Strand	Leased (2)

Branch	Willbrook Shopping Center in Pawleys Island, which is in Georgetown County at the southern end of the Grand Strand	Leased

Branch	Pineland Station Office Building at 430 William Hilton Parkway, Hilton Head Island	Leased

Branch	The Village at Wexford Shopping Center at 1000 William Hilton Parkway, Hilton Head Island	Leased
Bank operation facility	1509 North Kings Highway, Myrtle Beach, South Carolina, 29577	Leased

Loan Production Office	Mortgage Operations Center at 1384 Highway 17, Little River, South Carolina 29566	Leased

Loan Production Office	1005 Bullard Ct., Suite 107, Raleigh, North Carolina 27615	Leased

Loan Production Office	1519 South Marietta Street, Gastonia, North Carolina 28054	Leased

Loan Production Office	520 William Street Building at 520 William Street, Fredericksburg, Virginia 22401	Leased

Loan Production Office	Burke Town Shopping Plaza at 9554 Old Keene Mill Road, Burke, Virginia 22015	Leased

Loan Production Office	21351 Gentry Drive, Sterling, Virginia 20166	Leased

(1)                                  The Company owns two-thirds of  the company that owns the building, and the bank leases from that company.

(2)                                  The Company owns the building but leases the land.

The Company’s new headquarters, built in partnership with Nelson Mullins Riley & Scarborough, LLP (NMRS), opened in December 2006 at the corner of 38th Avenue North and Grissom Parkway.  The Company has moved the main office to this location and NMRS has relocated its Myrtle Beach legal office to the building.  The Company purchased the land for approximately $1.8 million, and contributed the land to BFNM Building, LLC, an entity of which the Company owns two-thirds and NMRS owns one-third.  The Company financed the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project.  The total land and construction project cost was $8.8 million, exclusive of tenant improvements. The Company leases two-thirds of the building (approximately 30,000 square feet) from BFNM Building, LLC, the entity that owns the building.  Because the Company only occupies approximately 12,000 square feet of space the Company lease, the Company intends to lease the other 18,000 square feet of its portion to outside tenants.  NMRS leases the remaining one-third of the building from BFNM Building, LLC, the entity that owns it.

The Company believes that all of its properties are adequately covered by insurance.

Item 3.        Legal Proceedings.

From time to time the Company is involved in legal proceedings and claims in the ordinary course of our business. The Company is not aware of any legal proceedings or claims pending or threatened that the Company expects to have a material adverse effect on its financial condition or results of operations.

Item 4.        Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.        Market for Common Equity and Related Stockholder Matters.

The Company’s common stock was approved for listing on The NASDAQ Global Market in June 2005 under the symbol “BFNB.”  As of February 29, 2008, the Company had approximately 3,068 shareholders of record.  Unless otherwise noted, the following table shows the high and low closing sales prices published by NASDAQ for each quarter within the last two fiscal years.

	High	Low
Year end 2007:
First Quarter	24.45	19.30
Second Quarter	23.50	21.94
Third Quarter	22.48	17.01
Fourth Quarter	18.92	15.75

Year end 2006:
First Quarter*	17.03	16.68
Second Quarter*	17.08	16.94
Third Quarter	16.83	16.67
Fourth Quarter	19.89	18.90

* For the periods indicated, the table shows the reported high and low bid information (adjusted for stock splits) on the NASDAQ Global Market. Such prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

To date, the Company has not paid cash dividends on common stock.  The Company currently intends to retain earnings to support operations and finance expansion.  Cash and stock dividends are discussed regularly at the Board meetings.    All of the outstanding shares of common stock are entitled to share equally in dividends from funds legally available when, and if, declared by the Board of Directors.  The Company declared and paid a 3 for 2 stock split in 2006 and has not paid any cash dividends to date.

Item 6.  Selected Financial Data.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars and shares in thousands, except share amounts
Summary Balance Sheet Data:
Assets	$605,988	$520,201	$397,389	$242,091	$165,093
Federal Funds sold and short term investments	566	14,011	25,521	463	4,599
Investment securities	65,678	68,475	43,976	36,183	11,882
Loans, net	496,497	392,849	307,424	189,060	133,852
Allowance for loan losses	(6,936)	(5,888)	(4,364)	(2,422)	(1,760)
Deposits	464,198	416,357	310,894	203,169	138,100
Federal Funds purchased	11,382	—	—	—	—
Other borrowings	61,906	44,710	35,504	16,500	11,500
Junior subordinated debt	10,310	10,310	10,310	5,155	—
Shareholder’s equity	52,578	45,460	39,125	14,733	13,556

Summary Results of Operations Data:
Interest income	$45,107	$36,487	$20,921	$11,597	$8,496
Interest expense	22,482	16,029	7,189	3,331	2,483
Net interest income	22,625	20,458	13,732	8,266	6,013
Provision for loan losses	2,046	2,174	2,184	1,340	713
Net Interest Income after provision for loan losses	20,579	18,284	11,548	6,926	5,300
Noninterest income	7,578	3,937	1,118	1,037	987
Noninterest expense	18,933	12,523	7,545	5,682	4,688
Income (loss) before taxes	9,224	9,698	5,121	2,281	1,599
Income tax expense (benefit)	3,347	3,502	1,761	845	590
Net income (loss)	$5,877	$6,196	$3,360	$1,436	$1,009

Share Data:
Net income per share, basic	$1.22	$1.30	$0.85	$0.48	$0.34
Net Income per share, diluted	$1.18	$1.27	$0.83	$0.46	$0.33
Book value per share	$10.85	$9.53	$8.23	$5.41	$7.42
Weighted average number of shares outstanding:
Basic	4,818	4,764	3,976	3,016	2,967
Diluted	4,977	4,875	4,060	3,134	3,023

Performance Ratios:
Return on average assets	1.04%	1.33%	1.08%	0.70%	0.70%
Return on average equity	12.01%	14.53%	11.37%	9.10%	7.05%
Net interest margin	4.20%	4.62%	4.60%	4.30%	4.51%
Loan to deposit ratio	108.35%	99.65%	95.25%	93.83%	92.87%
Efficiency ratio	62.69%	51.33%	50.81%	56.86%	65.52%

Asset Quality Ratios:
Nonperforming assets, past due and restructured loans to total loans	0.57%	0.40%	0.36%	0.04%	0.27%
Nonperforming assets, past due and restructured loan to total assets	0.48%	0.32%	0.30%	0.03%	0.22%
Net Charge-offs to average total loans	0.21%	0.17%	0.10%	0.43%	0.20%
Nonperforming loans to allowance for loan losses	41.85%	27.59%	25.46%	3.18%	20.80%
Allowance for loan losses to total loans	1.36%	1.43%	1.40%	1.26%	1.30%

Capital Ratios:
Average equity to average assets	8.67%	9.18%	9.48%	7.71%	9.87%
Leverage ratio	11.20%	12.20%	13.80%	10.10%	9.90%
Tier 1 risk-based capital ratio	12.70%	13.80%	16.00%	10.50%	10.30%
Total risk-based capital ratio	14.00%	15.20%	17.40%	12.20%	11.20%

Growth Ratios and Other Data:
Percentage change in net income	(5.5)%	84.4%	134.0%	42.3%	42.7%
Percentage change in diluted net income per share	(7.1)%	53.6%	80.6%	37.3%	40.8%
Percentage change in assets	16.5%	30.9%	64.1%	46.6%	39.4%
Percentage change in loans	24.0%	31.9%	62.8%	41.2%	45.4%
Percentage change in deposits	11.5%	33.9%	53.0%	47.1%	38.9%
Percentage change in equity	15.6%	44.3%	87.3%	10.3%	5.6%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is hereby incorporated by reference from the Company’s annual report to shareholders for the year ended December 31, 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See the following information incorporated by reference into Item 7 from the Company’s annual report to shareholders for the year ended December 31, 2007: Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity Management” and “Interest Rate Sensitivity.”

Item 8.    Financial Statements and Supplementary Data

The information required by Item 7 is hereby incorporated by reference from the Company’s annual report to shareholders for the year ended December 31, 2007.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.  Additionally, there were no changes in internal controls during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.  The Report on Management’s Assessment of Internal Control Over Financial Reporting is disclosed in the Company’s Annual Report on page 24 and is incorporated herein by reference.  Based on this assessment, management believes that, as of December 31, 2007, its system of internal control over financial reporting met the criteria described in such report and is effective.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Elliott Davis LLC, an independent registered public accounting firm, as stated in its report, which is set forth on page 24-25 of the Annual Report and is incorporated herein by reference.

Item 9B. Other Information.  None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Additional information required by Item 10 is hereby incorporated by reference from the Company’s proxy statement for our 2008 Annual Meeting of Shareholders to be held on April 21, 2008.

The Company has adopted a Code of Ethics that applies to the Board of Directors, principal executive officer, principal financial officer, senior financial officers, and other executive officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact Chief Financial Officer, Gary S. Austin, at the main office to obtain a copy.

Item 11.  Executive Compensation

Information required by Item 11 is hereby incorporated by reference from the Company’s proxy statement for the 2008 Annual Meeting of Shareholders to be held on April 21, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the equity compensation plan information at December 31, 2007.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued	Weighted-average	equity compensation plans
	upon exercise of	exercise price of	(c)
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights(a)	warrants and rights (b)	reflected in column(a))
Equity compensation plans approved by security holders	434,495	$12.11	125,458

Equity compensation plans not approved by security holders	—	—	—

Total	434,495	$12.11	125,458

Additional information required by Item 12 is hereby incorporated by reference from the Company’s proxy statement for the 2008 Annual Meeting of Shareholders to be held on April 21, 2008.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by Item 13 is hereby incorporated by reference from the Company’s proxy statement for the 2008 Annual Meeting of Shareholders to be held on April 21, 2008.

Item 14. Principal Accounting Fees and Services

Information required by Item 14 is hereby incorporated by reference from the Company’s proxy statement for the 2008 Annual Meeting of Shareholders to be held on April 21, 2008.

Part IV

Item 15.                Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements

The following consolidated financial statements are incorporated by reference from the Company’s annual report to shareholders for the year ended December 31, 2007, as provided in Item 8 above:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2007
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

These schedules have been omitted because they are not required, are not applicable or have been included in our consolidated financial statements.

(3)	Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

3.3	Amended and Restated Bylaws Adopted October 17, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 22, 2007).

4.1.

Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.2.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

10.1	Employment Agreement of Walter E. Standish, III with the Company dated February 27, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2007).*

10.2	Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.3	Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.4	Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.5

Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended December 31, 1996).*

10.6

Form of First Amendment to the Beach First National Bank Amended and Restated Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 25, 2008).*

10.7

Form of First Amendment to the Beach First National Bank Amended and Restated Director Retirement Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 25, 2008).*

10.8

Form of First Amendment to the Beach First National Bank Split Dollar Policy Endorsement of the Split Dollar Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 25, 2008).*

10.9	Beach First National Bank Salary Continuation Agreement dated March 1, 2008 with Gary S. Austin (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).*

13	Annual Report to Shareholders for the year ended December 31, 2007.

21.1.	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

* Indicates Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date:	March 14, 2008	By:	/s/ Walter E. Standish, III
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

Signature	Title	Date

/s/ Michael Bert Anderson		March 14, 2008
Michael Bert Anderson	Director

/s/ Thomas P. Anderson		March 14, 2008
Thomas P. Anderson	Director

/s/ Orvis Bartlett Buie		March 14, 2008
Orvis Bartlett Buie	Director

Raymond E. Cleary III	Chairman and Director

/s/ E. Thomas Fulmer		March 14, 2008
E. Thomas Fulmer	Director

/s/ Michael D. Harrington		March 14, 2008
Michael D. Harrington	Director

/s/ Joe N. Jarrett, Jr.		March 14, 2008
Joe N. Jarrett, Jr.	Director

/s/ Richard E. Lester		March 14, 2008
Richard E. Lester	Director

/s/ Leigh Ammons Meese		March 14, 2008
Leigh Ammons Meese	Director

Rick H. Seagroves	Director

Don J. Smith	Director

Samuel Robert Spann, Jr.	Director

B. Larkin Spivey, Jr.	Director

/s/ Walter E. Standish, III		March 14, 2008
Walter E. Standish, III	President, CEO, and Director

/s/ James C. Yahnis		March 14, 2008
James C. Yahnis	Director

/s/ Gary S. Austin		March 14, 2008
Gary S. Austin	Chief Financial Officer and
Principal Accounting Officer

Exhibit List:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

3.3	Amended and Restated Bylaws Adopted October 17, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 22, 2007).

4.1.

Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).

4.2.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).

10.1	Employment Agreement of Walter E. Standish, III with the Company dated February 27, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2007).*

10.2	Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.3	Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.4	Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*

10.5

Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended December 31, 1996).*

10.6

Form of First Amendment to the Beach First National Bank Amended and Restated Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 25, 2008).*

10.7

Form of First Amendment to the Beach First National Bank Amended and Restated Director Retirement Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 25, 2008).*

10.8

Form of First Amendment to the Beach First National Bank Split Dollar Policy Endorsement of the Split Dollar Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 25, 2008).*

10.9	Beach First National Bank Salary Continuation Agreement dated March 1, 2008 with Gary S. Austin (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).*

13	Annual Report to Shareholders for the year ended December 31, 2007.

21.1.	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (contained on the signature page hereof).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

* Indicates Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.