Form 10-Q
period 2008-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2008-05-09
CIK 949228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 9, 2008, 4,845,018 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	March 31,		December 31,
	2008	2007	2007
	(unaudited)	(unaudited)	(audited)
Assets
Cash and due from banks	$5,544,916	$7,654,093	$4,992,634
Federal funds sold and short-term investments	2,091,864	4,655,718	566,044
Investment securities	66,305,216	69,191,574	65,677,993

Portfolio loans, net of unearned	531,546,872	434,129,341	503,432,516
Allowance for loan losses (ALL)	(7,519,960)	(6,172,091)	(6,935,616)
Portfolio loans, net of ALL	524,026,912	427,957,250	496,496,900

Mortgage loans held for sale	7,356,399	13,865,389	6,475,619
Federal Reserve Bank stock	984,000	984,000	984,000
Federal Home Loan Bank stock	3,545,100	2,607,800	3,395,300
Premises and equipment, net	16,188,434	14,967,965	15,746,143
Cash value of life insurance	3,582,672	3,456,029	3,554,807
Investment in BFNB Trusts	310,000	310,000	310,000
Other assets	8,871,724	7,157,396	7,788,978
Total assets	$638,807,237	$552,807,214	$605,988,418

Liabilities and shareholders’ equity
Liabilities:
Deposits
Noninterest bearing deposits	$35,925,681	$35,863,807	$33,138,936
Interest bearing deposits	458,007,313	409,193,216	431,059,409
Total deposits	493,932,994	445,057,023	464,198,345
Advances from Federal Home Loan Bank	55,000,000	37,500,000	55,000,000
Federal funds purchased and other borrowings	21,153,488	7,133,561	18,288,148
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	4,595,991	5,526,823	5,613,875
Total liabilities	584,992,473	505,527,407	553,410,368

Shareholders’ equity:
Common stock, $1 par value; 10,000,000 shares authorized; 4,845,018 issued and outstanding at March 31, 2008, 4,779,241 at March 31, 2007, and 4,845,018 at December 31, 2007	4,845,018	4,779,241	4,845,018
Paid-in capital	29,499,042	28,695,185	29,494,912
Retained earnings	19,467,138	14,319,179	18,583,425
Accumulated other comprehensive income (loss)	3,566	(513,798)	(345,305)
Total shareholders’ equity	53,814,764	47,279,807	52,578,050
Total liabilities and shareholders’ equity	$638,807,237	$552,807,214	$605,988,418

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc, and Subsidiaries

Consolidated Condensed Statements of Income

	Three Months Ended March 31,		For the Year Ended December 31,
	2008	2007	2007
	(unaudited)	(unaudited)	(audited)
Interest income
Interest and fees on loans	$10,159,454	$9,700,238	$41,064,557
Investment securities	998,444	904,843	3,698,507
Federal funds sold and short term investments	71,602	72,477	319,985
Other	5,312	5,899	23,970
Total interest income	11,234,812	10,683,457	45,107,019
Interest expense
Deposits	5,097,125	4,467,284	18,802,056
Advances from the FHLB, federal funds purchased and other borrowings	742,935	536,958	2,877,463
Junior subordinated debentures	174,378	197,468	802,455
Total interest expense	6,014,438	5,201,710	22,481,973
Net interest income	5,220,374	5,481,747	22,625,046

Provision for loan losses	746,000	351,200	2,045,600
Net interest income after provision for loan losses	4,474,374	5,130,547	20,579,446

Noninterest income
Service fees on deposit accounts	154,044	135,488	568,760
Mortgage production related income	740,001	1,772,672	4,911,705
Merchant income	153,687	96,565	665,811
Gain on sale of investment securities	—	—	7,904
Income from cash value life insurance	33,527	36,759	152,086
Gain on sale of fixed assets	220	3,850	6,324
Other income	298,544	241,289	1,265,194
Total noninterest income	1,380,023	2,286,623	7,577,784

Noninterest expense
Salaries and wages	1,697,881	2,332,432	7,760,272
Employee benefits	401,208	400,906	1,646,093
Supplies and printing	52,267	51,182	199,977
Advertising and public relations	182,400	143,606	615,552
Professional fees	142,436	127,989	725,122
Depreciation and amortization	268,937	252,598	1,060,255
Occupancy	410,615	464,283	1,719,491
Data processing fees	186,300	171,457	748,446
Mortgage production related expense	169,667	380,697	1,153,246
Merchant processing	157,677	111,829	623,947
Other operating expenses	809,364	474,198	2,680,943
Total noninterest expenses	4,478,752	4,911,177	18,933,344
Income before income taxes	1,375,645	2,505,993	9,223,886
Income tax expense	491,932	893,609	3,347,256
Net income	$883,713	$1,612,384	$5,876,630

Basic net income per common share	$0.18	$0.34	$1.22
Diluted net income per common share	$0.18	$0.33	$1.18
Weighted average common shares outstanding - basic	4,845,018	4,769,102	4,817,911
Weighted average common shares outstanding – diluted	4,925,485	4,926,803	4,977,067

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income

(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2006	4,768,413	$4,768,413	$28,657,576	$12,706,795	$(673,205)	$45,459,579
Net income	—	—	—	1,612,384	—	1,612,384
Other comprehensive income, net of taxes:
Unrealized gain on investment securities	—	—	—	—	95,085	95,085
Unrealized gain on interest rate swap	—	—	—	—	64,322	64,322
Plus reclassification adjustments for gains included in net income	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	1,771,791
Exercise of stock options	10,828	10,828	37,609	—	—	48,437
Balance, March 31, 2007	4,779,241	$4,779,241	$28,695,185	$14,319,179	$(513,798)	$47,279,807

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2007	4,845,018	$4,845,018	$29,494,912	$18,583,425	$(345,305)	$52,578,050
Net income	—	—	—	883,713	—	883,713
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	—	—	—	—	475,924	475,924
Unrealized gain on interest rate swap	—	—	—	—	(127,053)	(127,053)
Comprehensive income	—	—	—	—	—	1,232,584
Stock based compensation expense	—	—	4,130	—	—	4,130
Exercise of stock options	—	—	—	—	—	—

Balance, March 31, 2008	4,845,018	$4,845,018	$29,499,042	$19,467,138	$3,566	$53,814,764

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Myrtle Beach, South Carolina

Consolidated  Condensed Statements of Cash Flows

	Three Months Ended March 31,		For the Year Ended December 31,
	2008	2007	2007
	(unaudited)	(unaudited)	(audited)
Operating Activities
Net income	$883,713	$1,612,384	$5,876,630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	268,937	315,739	1,060,255
Proceeds from sale of mortgages held for sale	29,925,653	78,275,688	231,970,200
Disbursements for mortgages held for sale	(30,806,433)	(80,036,130)	(225,967,597)
Discount accretion and premium amortization	(134,540)	36,971	(153,431)
Deferred income taxes	—	616,493	(673,024)
Provisions for loan losses	746,000	351,200	2,045,600
Recourse reserve provision	10,000		205,000
Loss (gain) on sale of property and equipment	(220)	3,768	(6,324)
(Gain) on sale of investment securities	—	—	(7,904)
(Gain) on sale of OREO	390	—	—
Stock based compensation expense	4,130	—	7,643
(Increase) decrease in other assets	75,675	(1,587,690)	(1,713,779)
Increase (decrease) in other liabilities	(1,027,884)	2,085,754	1,994,064
Net cash provided by (used in) operating activities	(54,579)	1,674,177	(14,538,066)
Investing Activities
Proceeds from paydowns of investment securities	1,452,611	—	4,988,852
Proceeds from sale of investment securities	14,970,000	—	8,623,625
Purchase of investment securities	(16,194,197)	(717,043)	(10,077,003)
Purchase of FHLB stock	(149,800)	(132,200)	(919,700)
Increase in loans, net	(29,821,659)	(35,817,988)	(107,223,880)
Purchase of life insurance contracts	(27,865)	(31,443)	(130,221)
Purchase of property and equipment	(711,228)	(623,635)	(2,462,068)
Proceeds from sale of property and equipment	220	—	6,324
Proceeds from sale of other real estate owned	14,610	—	1,679,229
Net cash used in investing activities	(30,467,308)	(37,322,309)	(105,514,842)
Financing Activities
Repayment of advances from Federal Home Loan Bank			(5,000,000)
Advances from Federal Home Loan Bank	—	—	22,500,000
Increase (decrease) in Federal funds purchased	2,945,100	—	11,382,100
Net increase in deposits	29,734,649	28,699,894	47,841,216
Proceeds from exercise of stock options	—	48,437	520,733
Tax benefit of stock options	—	—	385,565
Proceeds from other borrowings	—	—	—
Repayments of other borrowings	(79,760)	—	(303,772)
Net cash provided by financing activities	32,599,989	28,748,331	77,325,842

Net increase (decrease) in cash and cash equivalents	2,078,102	(6,899,801)	(13,650,934)

Cash and due from banks, beginning of period	$5,558,678	$19,209,612	$19,209,612
Cash and due from banks end of period	$7,636,780	$12,309,811	$5,558,678

Cash Paid for:
Income taxes	$32,415	$79,223	$3,851,653
Interest	$5,961,643	$4,762,545	$22,042,809

  The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.                   Basis of Presentation

                The accompanying consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included.  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007.

Certain previously reported amounts have been reclassified to conform to the current year’s presentations.  Such changes had no effect on previously reported net income or shareholders’ equity.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

	For the Three Months Ended		For the Year Ended
	2008	2007	2007
Basic earnings per share:
Net income available to common shareholders	$883,713	$1,612,384	$5,876,630

Average common shares outstanding – basic	4,845,018	4,769,102	4,817,911

Basic earnings per share	$0.18	$0.34	$1.22

Diluted earnings per share:
Net income available to common shareholders	$883,713	$1,612,384	$5,876,630

Average common shares outstanding – basic	4,845,018	4,769,102	4,817,911

Incremental shares from assumed conversion of stock options	80,467	157,701	159,156

Average common shares outstanding – diluted	4,925,485	4,926,803	4,977,067

Diluted earnings per share	$0.18	$0.33	$1.18

4.  Investment in LLC

The LLC is in partnership with our legal counsel, Nelson Mullins Riley & Scarborough LLP (NMRS), for purposes of acquiring a parcel of land and constructing an office building on the property.  The Company owns two-thirds of the LLC and NMRS owns the remaining one-third.  The building is a three-story, 46,066 square foot office building located on 3.5 acres at the southwest corner of Robert Grissom Parkway and 38th Avenue North in Myrtle Beach, South Carolina.  The Company moved its main office to this location in December 2006. Nelson Mullins Riley & Scarborough LLP also relocated its Myrtle Beach legal office to the building in December 2006.  The LLC purchased the land for approximately $1.8 million and financed the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project.  The total land and construction project cost approximately $7.0 million, exclusive of tenant improvements.  The Company leases two-thirds of the building (approximately 30,000 square feet) from the LLC.  Because the Company only occupies approximately 12,500 square feet of space, it intends to lease the other 17,500 square feet of its portion to outside tenants.  NMRS also leases one-third of the building from the LLC.  As of March 31, 2008, 4,700 square feet is available for lease.

Upon completion of construction, the construction financing note from the third-party lender was converted to a term loan payable by the LLC to the third-party bank and is secured by the building. The loan requires 107 installments of principal and interest based on a fifteen year amortization, with all remaining principal and interest due on June 15, 2015. The interest rate is variable based on one-month LIBOR plus 1.40%. The outstanding balance on the loan at March 31, 2008 is $6,826,288 and is shown as other borrowings in the accompanying balance sheet.

5.  Derivative Financial Instruments – Interest rate SWAP

The Company has two types of derivative instruments. One is an interest rate swap on the LLC building loan, which is discussed below, and the other is created as part of residential mortgage lending activities when the Company enters into a rate-locked loan commitment with a prospective borrower and, at the same time, arranges to sell the loan to an investor. The Company has determined that this latter derivative activity is not material.

In June 2005, the LLC obtained a $7,235,000 loan from a bank for the construction of the building that serves as the Company’s corporate office. The interest on this loan floats based on LIBOR plus 1.40%. At the same time, the LLC entered into an interest rate swap agreement in the same notional amount as a risk management tool to lock the interest cash outflows on the floating-rate debt. Under the terms of the swap (which expires upon maturity of the building loan in June 15, 2015), the Company pays monthly a fixed interest rate of 4.62% and receives interest payments equal to LIBOR. As there are no differences between the critical terms of the interest rate swap and the hedged debt obligation, the Company assumes no ineffectiveness in the hedging relationship.

The estimated fair value of this agreement at March 31, 2008 was a liability of approximately $409,932, which is included in other liabilities in the Company’s balance sheet. Changes in the fair value are recorded as a separate component in other comprehensive income.   The fixed rate of 4.62% paid under the swap agreement, when added to the loan’s margin above LIBOR of 1.40%, converts the building loan’s interest (and cash flows) from a variable rate to a fixed rate of 6.02%, resulting in interest expense of $105,498 and $108,142 for the three months ended March 31, 2008 and 2007, respectively.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedged transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in cash flows of a hedged item (including forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is no longer designated as a hedge instrument because is it unlikely that a forecasted transaction will occur; or (4) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with subsequent changes in its fair value recognized in current earnings.

6.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2008:

	Quoted Market		Significant
	Price in Active	Significant Other	Unobservable
	Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale investment securities	$66,305,216

Mortgage loans held for sale		$7,356,399

Interest rate swap agreement		409,932
Total	$66,305,216	$7,766,331	$—

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $5,119,312.

The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

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

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements.  Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission (the “SEC”), including, without limitation:

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

•                  changes in the securities markets;

•                  other risks and uncertainties detailed from time to time in our filings with the SEC; and

•                  natural disasters, such as a hurricane or flooding in our footprint.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our consolidated financial statements.  Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2007 as filed on our Form 10-K.

Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the carrying value of certain assets and liabilities.  We consider such accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates.  These differences could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements.  Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses.  Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements.  Refer to the subsection entitled

“Allowance for Loan Losses” below for a more complete discussion of our processes and methodology for determining our allowance for loan losses.

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, and also analyzes our financial condition as of March 31, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our portfolio loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Earnings Review

Our net income was $883,713 or $0.18 diluted net income per common share, for the three months ended March 31, 2008 as compared to $1,612,384, or $0.33 diluted net income per common share, for the same period in 2007, and was $5,876,630, or $1.18 diluted net income per common share, for the year ended December 31, 2007.  The decrease in net income is attributed to the challenging financial environment facing all banks.  The net interest margin declined to 3.45% at March 31, 2008, due in part to rate reductions, since September 2007, of 3% in the prime lending rate. We expect continued pressure on the net interest margin throughout 2008.  The return on average assets for the three month period ended March 31, 2008 was 0.56% as compared to 1.21% for the same period in 2007, and was 1.04% for the year ended December 31, 2007.  The return on average equity was 6.64% for the three month period ended March 31, 2008 versus 14.04% for the same period in 2007, and was 12.01% for the year ended December 31, 2007.

Over the past twenty four months, real estate values have fallen, and the default rates on mortgage loans have risen.  There has been a resulting disruption in secondary markets for mortgages, especially in non-conforming loan products.  The Federal Reserve Bank has reduced short-term rates to stimulate the economy.  As a result of inflationary pressures coming from oil, food and certain other sectors, the long end of the yield curve has not dropped as fast as the short end, resulting in a steepening of the yield curve.  The Company has been affected by these events in areas such as mortgage banking; land acquisition, development and construction lending; and consumer lending.  The Company has seen a moderate rise in delinquencies and non-performing loans during 2007 and the first quarter of 2008, and it continues to monitor its portfolio of real estate loans closely.  The reduction in short-term rates has adversely impacted the Company’s net interest margin.  In the current economic, market and credit environment, there can be no assurance that the Company’s portfolio will continue to perform at current levels.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities.  During the first three months of 2008, net interest income decreased 4.8% to $5,220,374 from $5,481,747 for the same period of 2007 and compared to $22.6 million for the year ended December 31, 2007.  The decline in net interest income for the first three months of 2008 resulted from an increase of $551,355 in interest income offset by an increase in interest expense of $812,728.  Our level of net interest income is determined by the level of our earning assets and our net interest margin.  The impact on net interest income from the continued growth of our loan portfolio was offset by the decrease in the prime lending rate which reduced our net interest margin.  Average total loans increased from $428.5 million in the first three months of 2007 to $526.5 million in the same period in 2008.  Average total loans increased $67.8 million from $458.7 million for the year ended December 31, 2007 as compared to $526.5 million for the three months ended March 31, 2008.  In addition, average securities increased to $73.3 million in the first three months of 2008 compared to $72.1 million for the first three months of 2007, and decreased $0.1 million from $73.4 million for the year ended December 31, 2007.  Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.84% in the first three months of 2007 compared to 2.96% during the same period of 2008, and 3.63% for the year ended December 31, 2007.  The net interest margin was 3.45% for the three month period ended March 31, 2008 compared to 4.39% for the same period of 2007, and 4.20% for the year ended December 31, 2007.  The decline in the net interest spread and the net interest margin can be attributed to the challenging financial environment facing banks including the reduction in the prime lending rate.  As an asset sensitive bank the rate cuts immediately impact approximately 60% of our portfolio loans. Since our deposit rates have not declined as quickly, this has put pressure on our net interest margin.

The following table sets forth, for the periods indicated, information related to our average balance sheet and average yields on assets and average rates paid on liabilities.  The yield or rates were derived by dividing annualized income or expense by the average balance of the corresponding assets or liabilities.  The average balances are calculated from the daily balances from the periods indicated.

Average Balances, Income and Expenses, and Rates

For the quarters ended March 31,

	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold, short term investments and trust preferred securities	$9,129,816	$71,602	3.15%	$5,744,755	$72,477	5.12%
Investment securities	73,317,591	1,003,756	5.51%	72,132,812	910,742	5.12%
Loans	526,467,333	10,159,454	7.76%	428,506,579	9,700,238	9.18%
Total earning assets	$608,914,740	$11,234,812	7.42%	$506,384,146	$10,683,457	8.56%

Cash & Due from Banks	5,623,286			6,301,900
Other Assets	20,090,066			20,688,161
Total Assets	$634,628,092			$533,374,207

Total interest-bearing deposits	$465,487,983	$5,097,125	4.40%	$390,786,029	$4,467,284	4.64%

Other borrowings	76,624,906	917,313	4.81%	56,689,961	734,426	5.25%
Total interest- bearing liabilities	$542,112,889	$6,014,438	4.46%	$447,475,990	$5,201,710	4.71%

Demand Deposits	34,182,069			34,029,036
Other Liabilities	5,131,880			5,942,380
Total Liabilities	$581,426,838			$487,447,406

Equity Capital	53,201,254			45,926,801

Total Liabilities and Equity	$634,628,092			$533,374,207

Net interest spread			2.96%			3.84%
Net interest income/margin		$5,220,374	3.45%		$5,481,747	4.39%

The following table sets forth the impact of the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

Analysis of Changes in Net Interest Income

For the Quarters ended March 31,

	2008 versus 2007
	Volume (1)	Rate (1)	Net change
Federal funds sold and short term investments and trust preferred securities	$51,349	$(52,224)	$(875)
Investment securities	7,654,450	(7,561,436)	93,014
Loans	7,603,101	(7,143,885)	459,216
Total earning assets	15,308,900	(14,757,545)	551,355
Interest-bearing deposits	3,289,944	(2,660,103)	629,841
Other borrowings	329,255	(146,368)	182,887
Total interest-bearing liabilities	3,619,199	(2,806,471)	812,728

Net interest income	$11,689,701	$(11,951,074)	$(261,373)

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  The provision for loan losses was $746,000 for the first three months of 2008, $351,200 for the same period of 2007, and $2.0 million for the year ended December 31, 2007.  The increase in the provision was the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio, the increases in non performing loans, and the current economic environment.  Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income decreased to $1,380,023 for the three months ended March 31, 2008, down 39.6% from $2,286,623 for the same period in 2007.   Noninterest income was $7,577,784 for the year ended December 31, 2007.   This decrease in noninterest income is primarily attributable to the decrease in income from our mortgage operation, which fell from $1,772, 672 for the first quarter of 2007 to $740,001 for the first quarter of 2008.  The reduction in income from our mortgage operation is a reflection of the downturn in the economy in general and the real estate and mortgage markets in particular.

Noninterest Expense

Total noninterest expense decreased 8.8% to $4,478,752 for the three month period ended March 31, 2008 from $4,911,177 for the same period in 2007 and was $18,933,344 for the year ended December 31, 2007.  Salary and wages and employee benefits expense decreased $634,249 to $2,099,089 during the three month period ended March 31, 2008 compared to the same period in 2007.  The reduction in salary and benefits relates to the decline in mortgage production related income as well as reduced staffing in the mortgage operation.

We had 145 full-time equivalent employees at March 31, 2008 and 2007.  The mortgage operation FTE declined from 66 FTE to 52 FTE.  Staffing increases were primarily due to overall growth and the addition of our 73rd avenue branch that opened in the first quarter of 2008.

For the three months ended March 31, 2008, advertising and public relations costs increased $38,794 to $182,400 as compared to the same period in 2007. Advertising and public relations costs were $615,552 for the year ended December 31, 2007.  These expenses continue to be a major expense item as we develop our brand awareness in the market.  Professional fees increased $14,447 to $142,436 for the three month period ended March 31, 2008 compared to the same period in 2007, and were $725,122 for the year ended December 31, 2007.  These fees continue to increase due to our growth, the regulatory fees associated with such growth, and the escalating cost of accounting, auditing, and legal services for a public company.

Occupancy expenses decreased $53,668 to $410,615 during the three months ended March 31, 2008 compared to the same period in 2007.  This decrease is related to the reduction of facilities associated with the mortgage operation and real estate taxes.  As we continue to expand and add our newest branch, we expect that occupancy costs will increase.  Occupancy expenses were $1,719,491 for the year ended December 31, 2007.

Data processing fees increased during the three months ended March 31, 2008 to $186,300 from $171,457 during the same period in 2007, and were $748,446 for the year ended December 31, 2007.  Data processing costs are primarily related to the volume of loan and deposit accounts and transaction activity.  We believe our data processing costs are consistent with our expansion.  During April 2008 we converted to new core operating systems. The net conversion costs are approximately $211,000.  This amount will be expensed in the second quarter of 2008.  At the end of the first quarter of 2008 we had paid $163,353 in costs associated with the conversion.

Other operating expenses increased 70.7% to $809,364 during the three months ended March 31, 2008 compared to $474,198 during the same period in 2007, and $2,680,943 for the year ended December 31, 2007.  These increases are primarily the result of increased operating expenses related to the growth of the company, along with other expenses associated with the expansion of loans and deposits. The increase in other operating expenses was primarily due to increase in telephone costs, FDIC fees, business development / donation expenses, director and advisory fees, and software maintenance.

Specifically, telephone expense increased $11,438, FDIC fees increased $57,609, business development / donations increased $53,267, director and advisory fees increased $65,050, and software maintenance increased $75,470 collectively totaling $262,834, or 78% of the total increase of $335,166 during the three months ended March 31, 2008 as compared to the same period in 2007.

The following table presents a comparison of other operating expenses by category with a balance over $10,000.

Other Operating Expenses

	For the three months ended		For the year ended December 31,
	March 31, 2008	March 31, 2007	2007
Telephone	$43,254	$31,816	$144,924
Postage and freight	30,134	22,561	99,733
Armored Car	20,774	19,836	91,508
Credit and collection-bank	75,763	45,166	146,073
Dues and subscriptions	42,272	33,959	136,788
Employee travel, conferences, meals, and lodging	36,077	75,951	259,456
Business development and donations	79,398	26,130	362,261
FDIC insurance	69,291	11,682	166,240
Other insurance	12,570	24,780	70,542
Debit/ATM	28,041	21,931	96,721
Credit card processing fees	12,734	7,985	49,794
Federal Reserve charges	10,831	9,710	43,870
Software maintenance	91,008	15,538	127,579
Director and advisory board fees	65,750	700	106,850
Director supplemental retirement plan	33,828	24,640	118,972
NASDAQ	5,454	21,394	65,940
Furniture and equipment	75,428	65,652	297,781
Other operating expenses	76,757	14,767	295,911
Total	$809,364	$474,198	2,680,943

Balance Sheet Review

General

We had total assets of $638.8 million at March 31, 2008, an increase of 15.6% from $552.8 million at March 31, 2007, and an increase of 5.4% from $606.0 million at December 31, 2007.  Total assets at March 31, 2008 consisted primarily of $538.9 million in loans including mortgage loans held for sale, $66.3 million in investments, and $7.6 million in cash and due from banks.  Our liabilities at March 31, 2008 totaled $585.0 million, consisting primarily of $493.9 million in deposits, $55.0 million in Federal Home Loan Bank (“FHLB”) advances, and $10.3 million of junior subordinated debentures.  Our total deposits increased to $493.9 million at March 31, 2008, up 11.0% from $445.1 million at March 31, 2007, and up 6.4% from $464.2 million at December 31, 2007.  Shareholders” equity increased $6.5 million to $53.8 million at March 31, 2008from $47.3 million at March 31, 2007, and increased $1.2 million from $52.6 million at December 31, 2007.

Investment Securities

Total investment securities averaged $ million during the first three months of 2008 and totaled $66.3 million at March 31, 2008.  Total investment securities averaged $73.3 million during the first three months of 2007 and totaled $69.2 million at March 31, 2007.   Total investment securities averaged $69.3 million for the year ended December 31, 2007 and totaled $65.7 million at December 31, 2007.  At March 31, 2008, our total investment securities portfolio had a book value of $70.5 million and a fair market value of $70.8 million for an unrealized net loss of $278,691.  We primarily invest in short term U.S. Government Sponsored Enterprises and Federal Agency securities.

At March 31, 2008, short-term investments totaled $2.1 million, compared to $4.7 million at March 31, 2007 and $566,044 at December 31, 2007.  These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. This decline in short-term investments is primarily due to higher loan demand during this quarter and the competitive market for deposits.

Loans

Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  As of March 31, 2008, loans represented 86.5% of average earning assets as compared to 84.6% at March 31, 2007, and 85.2% at December 31, 2007.  At March 31, 2008, net portfolio loans (portfolio loans less the allowance for loan losses and deferred loan fees) totaled $524.0 million, an increase of $96.1 million, or 22.4%, from March 31, 2007 and an increase of $27.5 million, or 5.5% from December 31, 2007.  Average gross loans increased to $526.5 million with a yield of 7.76% during the first three months of 2008 from $428.5 million with a yield of 9.18% during the same period in 2007.  Average gross loans were $458.7 million with a yield of 8.95% at December 31, 2007.  The decrease in yield on loans during these periods is due to the interest rate declines in 2007 and 2008.  The interest rates charged on loans vary with the degree of risk, the maturity, the guarantees and the collateral on each loan.  Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

The following table shows the composition of the loan portfolio by category at March 31, 2008, March 31, 2007, and December 31, 2007.

	Composition of Loan Portfolio
	March 31, 2008		March 31, 2007		December 31, 2007
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

Commercial	$65,592,413	12.3%	$42,476,492	9.8%	$60,376,105	12.0%
Real estate – construction	67,984,079	12.8%	39,645,111	9.1%	63,988,173	12.7%
Real estate – mortgage	389,637,192	73.2%	344,092,327	79.2%	370,989,308	73.6%
Consumer	8,776,754	1.7%	8,234,898	1.9%	8,504,685	1.7%
Portfolio loans, gross	531,990,438	100.0%	434,448,828	100.0%	503,858,271	100.0%
Unearned loan fees and costs, net	(443,566)		(319,487)		(425,755)
Allowance for possible loan losses	(7,519,960)		(6,172,091)		(6,935,616)
Portfolio loans, net	524,026,912		427,957,250		496,496,900
Loans held for sale	7,356,399		13,865,389		6,475,619
Loans, net	$531,383,311		$441,822,639		$502,972,519

The principal component of our portfolio loans at March 31, 2008, March 31, 2007, and December 31, 2007 was mortgage loans, which represented 73.2%, 79.2% and 73.6%, respectively.  In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan.  We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral.  The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.  Generally, we limit the loan-to-value ratio to 80%.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.  Loans held for sale are consumer real estate loans that are pending sale to investors.

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

At March 31, 2008, the allowance for loan losses was $7.5 million, or 1.41% of total outstanding loans, compared to an allowance for loan losses of $6.2 million, or 1.42% of total outstanding loans, at March 31, 2007 and $6.9 million, or 1.38% of total outstanding loans, at December 31, 2007.  During the first three months of 2008, we had $161,656 of charge-offs. During the same period in 2007, we had charge-offs totaling $18,857.  We had non-performing loans totaling $5.1 million, $1.1 million, and $2.9 million at March 31, 2008, March 31, 2007, and December 31, 2007, respectively.  While there can be no assurances, we do not expect significant losses relating to these nonperforming loans because we believe that the collateral supporting these loans is largely sufficient to cover the outstanding loan balance.  The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the three months ended March 31, 2008, March 31, 2007, and December 31, 2007.

Allowance for Loan Losses

	Three months ended March 31,		December 31,
	2008	2007	2007

Average total loans outstanding	$526,467,333	$428,506,579	$458,703,104
Total loans outstanding at period end	538,903,271	447,994,730	509,908,135
Total nonperforming loans	5,119,312	1,088,422	2,902,888

Beginning balance of allowance	$6,935,616	$5,888,052	$5,888,052

Loans charged off	(167,432)	(18,857)	(984,430)
Total recoveries	5,776	1,696	36,394
Net loans charged off	(161,656)	(17,161)	(948,036)
Transfer to mortgage recourse	—	(50,000)	(50,000)
Provision for loan losses	746,000	351,200	2,045,600
Balance at period end	$7,519,960	$6,172,091	$6,935,616

Net charge-offs to average total loans (annualized)	0.12%	0.02%	0.21%
Allowance as a percent of total loans	1.40%	1.38%	1.36%
Allowance as a percentage of nonperforming loans	146.9%	567.1%	238.9%

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of March 31, 2008.  We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

As of March 31, 2008

Commercial	$1,473,317	12.2%
Real estate - construction	1,184,151	12.6%
Real estate – mortgage	4,660,742	73.6%
Consumer	148,098	1,6%
Unallocated	53,652

Total allowance for loan losses	$7,519,960	100.0%

Nonperforming Assets / Other Real Estate Owned

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due.  When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At March 31, 2008, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Nonaccrual loans were $5,119,312, $1,088,422, and $2,902,888 as of March 31, 2008, March 31, 2007 and December 31, 2007, respectively.  As the economy continues to deteriorate, some of our borrowers find that they do not have sufficient cash flow to make payments timely, and we place their loans on non-accrual status.  There are currently 15 borrowers that are on non accrual at March 31, 2008.  Four of those borrowers amount to 86% of the total nonaccrual amount.

If the bank takes properties from a loan work-out,  it places it in the other real estate owned asset account (“OREO”).  The properties that are received are recorded at the lower of cost or the current value of the loan in OREO.  Any write-down in value, before being placed into OREO, is included as a charge-off in the allowance for loan loss.  Any subsequent gain or loss, including expenses related to the sale, is recorded through the income statement.

At March 31, 2008 we had $1,545,647 in OREO, compared to $670,310 at March 31, 2007 and $15,000 at December 31, 2007.  As of March 31, 2008 there are six properties in OREO, one of which is under contract.  All properties in OREO at March 31, 2008 are residential lots or completed residential units.

Deposits

Average total deposits were $499.7 million for the three months ended March 31, 2008, up 17.6% from $424.8 million during the same period in 2007 and up 13.5% from $440.2 million at December 31, 2007.  Average interest-bearing deposits were $465.5 million for three months ended March 31, 2008, up 19.1% from $390.8 million during the same period of 2007 and up 15.2% from $404.1 million at December 31, 2007.

The following table sets forth our deposits by category as of March 31, 2008, March 31, 2007, and December 31, 2007.

Deposits

	March 31, 2008		March 31, 2007		December 31, 2007
	Percent of		Percent of		Percent of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$35,925,681	7.3%	$35,863,807	8.1%	$33,138,936	7.1%
Interest bearing checking accounts	20,828,253	4.2%	24,161,644	5.4%	20,377,754	4.4%
Money market accounts	93,574,372	18.9%	114,199,711	25.7%	103,821,154	22.4%
Savings accounts	2,920,515	0.6%	2,449,946	0.6%	2,988,881	0.6%
Time deposits less than $100,000	192,925,027	39.7%	155,153,653	34.8%	161,038,254	34.7%
Time deposits of $100,000 or over	147,759,146	29.9%	113,228,262	25.4%	142,833,366	30.8%
Total deposits	$493,932,994	100.0%	$445,057,023	100.0%	$464,198,345	100.0%

Deposit growth was attributable to brokered funds, internal growth, and the generation of new deposit accounts due primarily to special promotions and increased advertising.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $346.2 million at March 31, 2008 compared to $331.8 million at March 31, 2007 and $321.4 million at December 31, 2007.  Our brokered deposits were $68.3 million as of March 31, 2008, $29.6 million as of March 31, 2007, and $46.1 million as of December 31, 2007.  We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs.  Core deposits as a percentage of total deposits were 70.1% at March 31, 2008, 74.6% at March 31, 2007, and 69.2% at December 31, 2007. Our loan-to-deposit ratio was 109.1% at March 31, 2008 versus 99.3% at March 31, 2007 and 108.4% at December 31, 2007.  The average loan-to-deposit ratio was 105.4% during the first three months of 2008, 101.0% during the same period of 2007 and 104.2% at December 31, 2007.

Advances from Federal Home Loan Bank

In addition to deposits, we obtained funds from the FHLB to help fund our loan growth.  Average borrowings from the FHLB were $55.0 million during the first quarter of 2008 and totaled $38.1 million at March 31, 2007.  The following table reflects the current borrowing terms.

FHLB Description	Balance	Current Rate	Maturity Date
Fixed rate	$10,000,000	5.36%	06/04/2010
Fixed Rate Hybrid	5,000,000	4.76%	10/21/2010
Convertible	7,500,000	4.51%	11/23/2010
Convertible	5,000,000	3.68%	07/13/2015
Convertible	5,000,000	4.06%	09/29/2015
Convertible	5,000,000	4.16%	03/17/2017
Convertible	7,500,000	4.39%	04/13/2017
Prime Based Advance	10,000,000	2.41%	09/19/2011
	$55,000,000

Junior Subordinated Debentures

The average and period end balances of the floating rate trust preferred securities through BFNB Trust I and BFNB Trust II (the “Trusts”) totaled $10.3 million for all periods reported. These trust preferred securities are reported on our consolidated balance sheet as junior subordinated debentures The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 6.55% and 4.70% at March 31, 2008.  The distribution rate payable on these securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively.  The Company has no current intention to exercise its right to defer payments of interest on the trust preferred securities.  The Company has the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively.  The trust preferred securities can be redeemed prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $32,693 at March 31, 2008, $39,745 at March 31, 2007, and $33,943 at December 31, 2007.   These costs are included in other assets on our consolidated balance sheet.  Amortization of debt issuance costs from trust preferred debt totaled $1,250 for the three month period ended March 31, 2008 and $834 for the three month period ended March 31, 2007, and $5,005 for the year ended December 31, 2007.  These costs are reported in other noninterest expense on the consolidated statement of income.

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

At March 31, 2008, our total shareholders’ equity was $53.8 million ($54.4 million at the bank level).  At March 31, 2008, our Tier 1 capital ratio was 12.3% (10.6% at the bank level), our total risk-based capital ratio was 13.5% (11.9% at the bank level), and our Tier 1 leverage ratio was 10.1% (8.70% at the bank level).  The bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  All of our securities have been classified as available for sale.  Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability.  We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed.  In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions.  Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $31.8 million.  We maintain a secured line of credit in the amount of $13.0 million with our primary correspondent.  We also have a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $64.9 million at March 31, 2008.  The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding.  The borrowings are available by pledging additional collateral and purchasing FHLB stock.  At March 31, 2008, we had borrowed $55.0 million on this line of credit.  We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity needs for the next 12 months.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap.  When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of March 31, 2008.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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

At March 31, 2008, the bank had issued commitments to extend credit of $39.7 million through various types of lending arrangements, of which $6.1 million was at variable rates.  The commitments expire over the next 18 months.  Past experience indicates that many of these commitments to extend credit will expire unused.  We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet its contractual obligation to the third party.  Standby letters of credit totaled $11.0 million at March 31, 2008.  Past experience indicates that many of these standby letters of credit will expire unused.  However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements.  SFAS 157 is effective for the Company on January 1, 2008.  See note 6, “Fair Value Measurements”, for disclosure required under SFAS 157.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces
SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. At this time, the Company believes that upon adoption, SFAS 160 will not materially impact on its financial position, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that the use of derivative instruments be disclosed in terms of underlying risk and accounting designation with the objective of better conveying the purpose of derivative use in terms of the risks that the entity is intending to manage.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company has elected to adopt SFAS 161 effective the first quarter of 2008. See note 5, “Derivative Financial Instruments – Interest rate SWAP,” for disclosures required by SFAS 161.   See note 5, “Derivative Financial Instruments – Interest Rate SWAP”, for disclosure required under SFAS 161.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At March 31, 2008, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $34.9 million.  This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and interest bearing checking accounts, which totaled $402.4 million at March 31, 2008.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material legal proceedings to which the company or any of our subsidiaries is a party or of which any of our property is the subject.

Item 1A.  Risk Factors.

There were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2007.

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

BEACH FIRST NATIONAL BANCSHARES, INC.

Date:	May 9, 2008	By:	/s/Walter E. Standish, III
Walter E. Standish, III
President and Chief Executive Officer

Date:	May 9, 2008	By:	/s/Gary S. Austin
Gary S. Austin
Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications