Form 10-Q
period 2008-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2008-08-08
CIK 949228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-22503

BEACH FIRST NATIONAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-1030117
(State of Incorporation)	(I.R.S. Employer Identification No.)

3751 Robert M. Grissom Parkway, Suite 100, Myrtle Beach, South Carolina 29577

(Address of principal executive offices)

(843) 626-2265

(Registrant’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On  August 8, 2008, 4,845,018 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	June 30,	December 31,	June 30,
	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
Assets
Cash and due from banks	$10,473,167	$4,992,634	$6,592,898
Federal funds sold and short-term investments	3,087,016	566,044	26,072,380
Total cash and cash equivalents	13,560,183	5,558,678	32,665,278
Investment securities	69,059,993	65,677,993	69,656,884

Portfolio loans, net of unearned	553,385,016	503,432,516	445,308,418
Allowance for loan losses (ALL)	(7,646,053)	(6,935,616)	(6,331,806)
Portfolio loans, net of ALL	545,738,963	496,496,900	438,976,612

Mortgage loans held for sale	6,528,090	6,475,619	12,073,613
Federal Reserve Bank stock	984,000	984,000	984,000
Federal Home Loan Bank stock	3,545,100	3,395,300	3,395,300
Premises and equipment, net	16,089,907	15,746,143	15,320,929
Cash value of life insurance	3,616,025	3,554,807	3,488,334
Investment in BFNB Trusts	310,000	310,000	310,000
Other assets	10,085,769	7,788,978	7,391,740
Total assets	$669,518,030	$605,988,418	$584,262,690

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest bearing deposits	$37,345,807	$33,138,936	$37,320,198
Interest bearing deposits	495,927,217	431,059,409	420,950,438
Total deposits	533,273,024	464,198,345	458,270,636
Advances from Federal Home Loan Bank	55,000,000	55,000,000	55,000,000
Federal funds purchased and other borrowings	14,128,499	18,288,148	7,058,507
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	3,706,225	5,613,875	4,749,438
Total liabilities	616,417,748	553,410,368	535,388,581

Shareholders’ equity
Common stock, $1 par value; 10,000,000 shares authorized; 4,845,018 issued and outstanding at June 30, 2008, 4,845,018 at December 31, 2007, and 4,836,916 at June 30, 2007	4,845,018	4,845,018	4,836,916
Paid-in capital	29,503,750	29,494,912	29,050,951
Retained earnings	19,803,645	18,583,425	16,017,612
Accumulated other comprehensive loss	(1,052,131)	(345,305)	(1,031,370)
Total shareholders’ equity	53,100,282	52,578,050	48,874,109
Total liabilities and shareholders’ equity	$669,518,030	$605,988,418	$584,262,690

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc, and Subsidiaries

Consolidated Condensed Statements of Income

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$19,463,997	$20,024,549	$9,304,543	$10,324,311
Investment securities	1,906,342	1,849,572	907,898	944,729
Fed funds sold and short term investments	86,885	144,570	15,283	72,093
Other	9,445	11,860	4,133	5,961
Total interest income	21,466,669	22,030,551	10,231,857	11,347,094

Interest expense
Deposits	9,659,697	9,199,762	4,562,572	4,732,478
Advances from the FHLB, federal funds purchased and other borrowings	1,452,282	1,188,302	709,347	651,344
Junior subordinated debentures	311,726	396,982	137,348	199,514
Total interest expense	11,423,705	10,785,046	5,409,267	5,583,336
Net interest income	10,042,964	11,245,505	4,822,590	5,763,758

Provision for loan losses	1,314,000	622,000	568,000	320,800
Net interest income after provision for possible loan losses	8,728,964	10,623,505	4,254,590	5,442,958

Noninterest income
Service fees on deposit accounts	209,477	278,023	55,433	142,535
Mortgage production related income	1,663,699	3,287,803	923,698	1,515,131
Merchant income	384,829	259,226	231,142	162,661
Income from cash value life insurance	72,583	74,416	39,056	37,657
Gain on sale of fixed asset	220	4,780	—	930
Other income	516,053	583,014	217,509	341,725
Total noninterest income	2,846,861	4,487,262	1,466,838	2,200,639

Noninterest expense
Salaries and wages	3,673,688	4,347,295	1,975,807	2,014,863
Employee benefits	799,853	807,422	398,645	406,516
Supplies and printing	104,916	93,086	52,649	41,904
Advertising and public relations	318,942	317,052	136,542	173,446
Professional fees	339,160	272,824	196,724	144,836
Depreciation and amortization	550,206	522,961	281,269	270,363
Occupancy	806,242	865,545	395,627	401,262
Data processing fees	636,525	353,062	450,225	181,605
Mortgage production related expenses	379,018	816,378	209,351	435,681
Merchant Processing	406,182	280,026	248,505	168,197
Other operating expenses	1,661,621	1,293,140	852,257	768,941
Total noninterest expenses	9,676,353	9,968,791	5,197,601	5,007,614
Income before income taxes	1,899,472	5,141,976	523,827	2,635,983
Income tax expense	679,252	1,831,159	187,320	937,550
Net income	$1,220,220	$3,310,817	$336,507	$1,698,433

Basic net income per common share	$0.25	$0.69	$0.07	$0.35
Diluted net income per common share	$0.25	$0.67	$0.07	$0.34
Weighted average common shares outstanding
Basic	4,845,018	4,793,924	4,845,018	4,818,556
Diluted	4,914,943	4,949,533	4,903,612	4,967,124

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income

(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2007	4,768,413	$4,768,413	$28,657,576	$12,706,795	$(673,205)	$45,459,579
Net income	—	—	—	3,310,817	—	3,310,817
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	—	—	—	—	(570,694)	(570,694)
Unrealized gain on interest rate swap	—	—	—	—	212,529	212,529
Comprehensive income	—	—	—	—	—	2,952,652
Stock based compensation expense	—	—	—	—	—	—
Exercise of stock options	68,503	68,503	393,375	—	—	461,878
Balance, June 30, 2007	4,836,916	$4,836,916	$29,050,951	$16,017,612	$(1,031,370)	$48,874,109

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2008	4,845,018	$4,845,018	$29,494,912	$18,583,425	$(345,305)	$52,578,050
Net income	—	—	—	1,220,220	—	1,220,220
Other comprehensive income, net of taxes:					—	—
Unrealized loss on investment securities	—	—	—	—	(702,936)	(702,936)
Unrealized loss on interest rate swap	—	—	—	—	(3,890)	(3,890)
Comprehensive income	—	—	—	—	—	513,394
Stock based compensation expense	—	—	8,838	—	—	8,838
Exercise of stock options	—	—	—	—	—	—
Balance, June 30, 2008	4,845,018	$4,845,018	$29,503,750	$19,803,645	$(1,052,131)	$53,100,282

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

			For the Year
	Six Months Ended		Ended
	June 30,		December 31,
	2008	2007	2007
	(unaudited)	(unaudited)	(audited)
Operating activities
Net income	$1,220,220	$3,310,817	$5,876,630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	550,206	522,961	1,060,255
Proceeds from sale of mortgages held for sale	65,395,286	158,623,684	231,970,200
Disbursements for mortgages held for sale	(65,447,757)	(158,552,816)	(225,967,597)
Discount accretion and premium amortization	(194,662)	85,822	(153,431)
Deferred income taxes	—	616,493	(673,024)
Provisions for loan losses	1,314,000	622,000	2,045,600
Recourse reserve provision	10,000	50,000	205,000
Loss (gain) on sale of property and equipment	(220)	22,773	(6,324)
(Gain) on sale of investment securities	—	—	(7,904)
(Gain) on sale of other real estate owned	2,890	60,497	—
Stock based compensation expense	8,838	—	7,643
(Increase) decrease in other assets	382,834	(1,913,593)	(1,713,779)
Increase (decrease) in other liabilities	(1,889,047)	1,961,160	1,994,064
Net cash provided by (used in) operating activities	1,352,588	5,409,798	(14,538,066)
Investing activities
Proceeds from paydowns of investment securities	3,779,062	—	4,988,852
Proceeds from sale of investment securities	21,195,000	—	8,623,625
Purchase of investment securities	(29,226,455)	(1,182,354)	(10,077,003)
Purchase of FHLB stock	(149,800)	(919,700)	(919,700)
Increase in loans, net	(54,691,710)	(48,687,115)	(107,223,880)
Purchase of life insurance contracts	(61,218)	(63,749)	(130,221)
Purchase of property and equipment	(893,969)	(976,599)	(2,462,068)
Proceeds from sale of property and equipment	220	—	6,324
Proceeds from sale of other real estate owned	1,782,757	—	1,679,229
Net cash used in investing activities	(58,266,113)	(51,829,517)	(105,514,842)
Financing activities
Repayment of advances from Federal Home Loan Bank			(5,000,000)
Advances from Federal Home Loan Bank	—	17,500,000	22,500,000
Increase (decrease) in Federal funds purchased	(3,998,900)	—	11,382,100
Net increase in deposits	69,074,679	41,913,507	47,841,216
Proceeds from exercise of stock options	—	461,878	520,733
Tax benefit of stock options	—	—	385,565
Repayments of other borrowings	(160,749)	—	(303,772)
Net cash provided by financing activities	64,915,030	59,875,385	77,325,842

Net increase (decrease) in cash and cash equivalents	8,001,505	13,455,666	(13,650,934)

Cash and cash equivalents beginning of period	$5,558,678	$19,209,612	$19,209,612
Cash and cash equivalents end of period	$13,560,183	$32,665,278	$5,558,678
Cash paid for
Income taxes	$1,246,215	$1,831,159	$3,851,653
Interest	$11,872,371	$10,345,881	$22,042,809

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.                   Basis of Presentation

The accompanying consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included.  The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007.

Certain previously reported amounts have been reclassified to conform to the current year’s presentations.  Such changes had no effect on previously reported net income or shareholders’ equity.

2.                   Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries, Beach First National Bank and BFNM Building, LLC (“LLC”) (See No. 4  “Investment in LLC” below).  The Company also owns two grantor trusts, Beach First National Trust and Beach First National Trust II.  All significant inter-company items and transactions have been eliminated in consolidation.  In accordance with current accounting guidance, the financial statements of the trusts have not been included in the Company’s financial statements.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

	For the Six Months Ended		For the Year Ended
	June 30,	June 30,	December 31,
	2008	2007	2007
Basic earnings per share:
Net income available to common shareholders	$1,220,220	$3,310,817	$5,876,630

Average common shares outstanding – basic	4,845,018	4,793,924	4,817,911

Basic earnings per share	$0.25	$0.69	$1.22

Diluted earnings per share:
Net income available to common shareholders	$1,220,220	$3,310,817	$5,876,630

Average common shares outstanding – basic	4,845,018	4,793,924	4,817,911

Incremental shares from assumed conversion of stock options	69,925	155,609	159,156

Average common shares outstanding – diluted	4,914,943	4,949,533	4,977,067

Diluted earnings per share	$0.25	$0.67	$1.18

4.  Investment in LLC

The LLC is a partnership with our legal counsel, Nelson Mullins Riley & Scarborough LLP (NMRS), for purposes of acquiring a parcel of land and constructing an office building on the property.  The Company owns two-thirds of the LLC and NMRS owns the remaining one-third.  The building is a three-story, 46,066 square foot office building located on 3.5 acres at the southwest corner of Robert M. Grissom Parkway and 38th Avenue North in Myrtle Beach, South Carolina.  The Company leases two-thirds of the building (approximately 30,000 square feet) from the LLC.  Because the Company occupies approximately 12,500 square feet of space, it intends to lease the other 17,500 square feet of its portion to outside tenants.  NMRS also leases one-third of the building from the LLC.  As of June 30, 2008, 4,700 square feet is available for lease.

Upon completion of construction, the construction financing note from the third-party lender was converted to a term loan payable by the LLC to the third-party bank and is secured by the building. The loan requires 107 installments of principal and interest based on a fifteen year amortization, with all remaining principal and interest due on June 15, 2015. The interest rate is variable based on one-month LIBOR plus 1.40%. The outstanding balance on the loan at June 30, 2008 is $6,745,299 and is shown as other borrowings in the accompanying balance sheet.

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

The estimated fair value of this agreement at June 30, 2008 was a liability of approximately $130,015, which is included in the Company’s balance sheet. Changes in the fair value are recorded as a separate component in other comprehensive income.   The fixed rate of 4.62% paid under the swap agreement, when added to the loan’s margin above LIBOR of 1.40%, converts the building loan’s interest (and cash flows) from a variable rate to a fixed rate of 6.12%, resulting in interest expense of $209,764 and $217,515 for the six months ended June 30, 2008 and 2007, respectively.

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

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes six levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and money market funds.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Level 2 securities include mortgage-backed securities and debentures issued by government sponsored entities, municipal bonds, and corporate debt securities. This category generally includes certain derivative contracts and impaired loans.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2008:

	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities	—	$69,059,993	—

Mortgage loans held for sale	—	$6,528,090	—

Interest rate swap agreement (liability)	—	(130,015)	—
Total	$—	$75,458,068	$—

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $13,003,335.  The Company has no assets or liabilities whose fair values are measured using level 3 inputs.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

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

•                  general economic conditions, either nationally or regionally and especially in our primary service area, continuing to be weak resulting in, among other things, a deterioration in credit quality;

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

•                  higher than anticipated levels of defaults on loans;

•                  the amount of our real estate-based loans and the weakness in the commercial real estate market:

•                  misperceptions by depositors about the safety of their deposits;

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

Overview

The following discussion describes our results of operations for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007, as well as results for the six months ended June 30, 2008 and 2007, along with our financial condition as of June 30, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our portfolio loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Results of Operations

Earnings Review

Our net income was $1,220,220 or $0.25 diluted net income per common share, for the six months ended June 30, 2008 as compared to $3,310,817, or $0.67 diluted net income per common share, for the same period in 2007.  Our net income was $336,507 or $0.07 per diluted common share, for the three month ended June 30, 2008 as compared to net income of $1,698,433 or $0.34 per diluted common share for the same period in 2007.  The decrease in net income is attributed to the challenging financial environment facing all banks.  The net interest margin declined to 3.27% at June 30, 2008, due in part to rate reductions since September 2007 of 3.25% in the prime lending rate. We expect continued pressure on the net interest margin throughout 2008.  The return on average assets for the six month period ended June 30, 2008 was 0.38% as compared to 1.20% for the same period in 2007.  The return on average equity was 4.56% for the six month period ended June 30, 2008 versus 14.12% for the same period in 2007.

Over the past 24 months, real estate values have fallen and the rate of default on mortgage loans has risen.  There has been a resulting disruption in secondary markets for mortgages, especially in non-conforming loan products.  The Federal Reserve Bank has reduced short-term rates to stimulate the economy.  As a result of inflationary pressures coming from oil, food and certain other sectors, the long end of the yield curve has not dropped as fast as the short end, resulting in a steepening of the yield curve.  The Company has been affected by these events in areas such as mortgage banking; land acquisition, development and construction lending; and consumer lending.  The Company has seen an increase in delinquencies and non-performing loans during 2007 and the first half of 2008, and it continues to monitor its portfolio of real estate loans closely.  The reduction in short-term rates has adversely impacted the Company’s net interest margin.  In the current economic, market and credit environment, there can be no assurance that the Company’s portfolio will continue to perform at current levels.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities.  During the first six months of 2008, net interest income decreased 10.7% to $10,042,964 from $11,245,505 for the same period of 2007. For the three months ended June 30, 2008, net interest income decreased 16.3% to $4,822,590 from $5,763,758 during the comparable period of 2007.  The decline in net interest income for the first six months of 2008 resulted from a decrease of $563,882 in interest income offset by an increase in interest expense of $638,659.  Our level of net interest income is determined by the level of our earning assets and our net interest margin.  The impact on net interest income from the continued growth of our loan portfolio was offset by the decrease in the prime lending rate which reduced our net interest margin.  Average total loans increased from $442.2 million in the first six months of 2007 to $537.6 million in the same period in 2008.  Average total loans increased $78.9 million from $458.7 million for the year ended December 31, 2007 as compared to $537.6 million for the six months ended June 30, 2008.  In addition, average securities decreased to $73.1 million in the first six months of 2008 compared to $73.7 million for the first six months of 2007, and decreased $0.3 million from $73.4 million for the year ended December 31, 2007.  Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.78% in the first six months of 2007 compared to 2.84% during the same period of 2008, and 3.63% for the year ended December 31, 2007.  The net interest margin was 3.27% for the six month period ended June 30, 2008 compared to 4.35% for the same period of 2007, and 4.20% for the year ended December 31, 2007.  The decline in the net interest spread and the net interest margin can be attributed to the challenging financial environment facing banks including the reduction in the prime lending rate and an increase in nonaccrual loans.  Because we are asset-sensitive over a one year period, the rate cuts immediately impact approximately 60% of our portfolio loans. Since our deposit rates have not declined as quickly, this has put pressure on our net interest margin.  We anticipate that some of this pressure may be eased as we are able to re price our deposits to current market rates. For example, over the next three months, one-third of our CD portfolio will mature.  These CDs currently yield approximately 4.08% and we anticipate replacing these CDs with lower rate deposits.  However, there is risk we may not be able to replace these CDs with lower rate deposits, or replace all of these deposits at all, especially given our intent to reduce our reliance on brokered deposits and not to accept or renew additional brokered deposits in the near future.

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

	Average Balances, Income and Expenses, and Rates
	For the six months ended June 30,
		2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold, short term investments and trust preferred securities	$6,264,381	$86,885	2.79%	$5,862,124	$144,570	4.97%
Investment securities plus FHLB and FRB Stock	73,139,319	1,915,787	5.27%	73,705,208	1,861,432	5.09%
Loans	537,617,439	19,463,997	7.28%	442,197,588	20,024,549	9.13%
Total earning assets	$617,021,139	$21,466,669	7.00%	$521,764,920	$22,030,551	8.51%

Cash & Due from Banks	6,358,829			6,468,934
Other Assets	21,055,227			21,633,605
Total Assets	$644,435,195			$549,867,459

Total interest-bearing deposits	$474,225,329	$9,659,697	4.10%	$398,844,585	$9,199,762	4.65%

Other borrowings	77,417,291	1,764,008	4.58%	61,281,966	1,585,284	5.22%
Total interest-bearing liabilities	$551,642,620	$11,423,705	4.16%	$460,126,551	$10,785,046	4.73%

Demand Deposits	34,651,575			34,576,265
Other Liabilities	4,663,159			8,266,245
Total Liabilities	$590,957,354			$502,969,061

Equity Capital	53,477,841			46,898,398

Total Liabilities and Equity	$644,435,195			$549,867,459

Net interest spread			2.84%			3.78%
Net interest income/margin		$10,042,964	3.27%		$11,245,505	4.35%

The following table sets forth the impact of the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Analysis of Changes in Net Interest Income
	For the six months ended June 30,
	2008 versus 2007
	Volume	Rate	Net change
Federal funds sold and short term investments and trust preferred securities	$5,981	$(63,666)	$(57,685)
Investment securities	(9,653)	64,008	54,355
Loans	3,510,216	(4,070,768)	(560,552)
Total earning assets	3,506,544	(4,070,426)	(563,882)

Interest-bearing deposits	1,561,015	(1,101,080)	459,935
Other borrowings	372,058	(193,334)	178,724
Total interest-bearing liabilities	1,933,073	(1,294,414)	638,659

Net interest income	$1,573,471	$(2,776,012)	$(1,202,541)

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  The provision for loan losses was $1,314,000 for the first six months of 2008 as compared to $622,000 for the same period of 2007.  The provision for loan losses was $568,000 for the three months ended June 30, 2008 and $320,800 for the same period in 2007.  The increase in the provision was the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio, the increases in non performing loans, and the current economic environment.  Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income decreased to $2,846,861 for the six months ended June 30, 2008, down 36.6% from $4,487,262 for the same period in 2007.   For the three months ended June 30, 2008, noninterest income decreased to $1,466,838 million as compared to $2,200,639 in 2007.  This decrease in noninterest income is primarily attributable to the decrease in income from our mortgage operation, which fell from $3,287,803 for the first six months of 2007 to $1,663,699 for the first six months of 2008.  The reduction in noninterest income from our mortgage operation is a reflection of the downturn in the economy in general and the real estate and mortgage markets in particular.

Noninterest Expense

Total noninterest expense decreased 2.9% to $9,676,353 for the six month period ended June 30, 2008 from $9,968,791 for the same period in 2007, and increased 3.8% to $5,197,601 million for the three months ended June 30, 2008 from $5,007,614 million in the same period of 2007.  Salary and wages and employee benefits expense decreased $681,176 to $4,473,541 during the six month period ended June 30, 2008 compared to the same period in 2007.  The reduction in salary and benefits relates to the decline in mortgage production related income as well as reduced staffing in the mortgage operation.

We had 157 and 180 full-time equivalent employees (“FTE”) at June 30, 2008 and 2007, respectively.  The mortgage operation FTE declined from 95 FTE to 57 FTE. Excluding our mortgage operation staff, FTE increased from 85 at June 30, 2007 to 100 FTE at June 30, 2008.  Staffing increases were primarily due to overall growth and the addition of our 73rd Avenue branch that opened in the first quarter of 2008.

For the six months ended June 30, 2008, advertising and public relations costs increased $1,890 to $318,942 as compared to the same period in 2007, and decreased $36,904 to $136,542 for the three months ended June 30, 2008 compared to the same period in 2007.  Professional fees increased $66,336 to $339,160 for the six month period ended June 30, 2008 compared to the same period in 2007.  These fees continue to increase due to our growth, the regulatory fees associated with such growth, and the escalating cost of accounting, auditing, and legal services for a public company.

Occupancy expenses decreased $59,303 to $806,242 during the six months ended June 30, 2008 compared to the same period in 2007, and by $5,635 for the three months ended June 30, 2008 compared to the same period in 2007.

Data processing fees increased during the six months ended June 30, 2008 to $636,525 from $353,062 during the same period in 2007.  For the three months ended June 30, 2008, data processing costs totaled $450,225 compared to $181,605 for June 30, 2007.  Data processing costs are primarily related to the volume of loan and deposit accounts and transaction activity.  During April 2008, we converted to a new core operating system. The one time conversion cost of $225,760 was expensed in the second quarter of 2008.

Other operating expenses increased 28.5% to $1,661,621 during the six months ended June 30, 2008 compared to $1,293,140 during the same period in 2007.  Other operating expenses increased 10.8%, to $852,257, for the three months ended June 30, 2008 compared to the same period in 2007.  These increases are primarily the result of increased operating expenses related to the growth of the Company, including our new branch, along with other expenses associated with the expansion of loans and deposits. The increase in other operating expenses was primarily due to increases in FDIC fees, director and advisory fees, credit and collections, and software maintenance.

Specifically, FDIC fees increased $125,867, director and board advisory fees increased $162,351, credit and collections expense increased $92,111, and software maintenance increased $77,821 collectively totaling an increase of $458,150.  The total increase in other operating expenses was $368,481 during the six months ended June 30, 2008 as compared to the same period in 2007.

The following table presents a comparison of other operating expenses:

	Other Operating Expenses
	For the six months ended		For the three months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Telephone	$88,429	$63,645	$45,175	$31,829
Postage and freight	61,027	47,318	30,893	24,757
Armored Car	43,289	42,550	22,515	22,714
Credit and collection-bank	179,072	86,961	103,309	41,795
Dues and subscriptions	79,452	66,244	37,180	32,285
Employee travel, conferences, meals, and lodging	89,644	129,404	53,567	53,453
Business development and donations	186,861	187,953	107,463	161,823
FDIC insurance	150,245	24,378	80,954	12,696
Other insurance	25,420	45,231	12,850	20,451
Debit/ATM	55,276	46,024	27,235	24,093
Credit card processing fees	27,561	20,752	14,827	12,767
Federal Reserve charges	20,547	20,681	9,716	10,971
Software maintenance	134,802	56,981	43,794	41,443
Director and advisory board fees	212,353	50,002	112,775	24,662
NASDAQ	13,636	29,576	8,182	8,182
Furniture and equipment	173,763	161,999	98,335	96,347
Other operating expenses	120,244	213,441	43,487	148,673
Total	$1,661,621	$1,293,140	$852,257	$768,941

Balance Sheet Review

General

We had total assets of $669.5 million at June 30, 2008, an increase of 14.6% from $584.3 million at June 30, 2007, and an increase of 10.5% from $606.0 million at December 31, 2007.  Total assets at June 30, 2008 consisted primarily of $559.9 million in loans including mortgage loans held for sale, $69.1 million in investments, and $10.4 million in cash and due from banks.  Our liabilities at June 30, 2008 totaled $616.4 million, consisting primarily of $533.3 million in deposits, $55.0 million in Federal Home Loan Bank (“FHLB”) advances, and $10.3 million of junior subordinated debentures.  Our total deposits increased to $533.3 million at June 30, 2008, up 16.4% from $458.3 million at June 30, 2007, and up 14.9%

from $464.2 million at December 31, 2007.  Shareholders’ equity increased $0.5 million to $53.1 million at June 30, 2008 from $52.6 million at December 31, 2007, and increased $4.2 million from $48.9 million at June 30, 2007.

Investment Securities

Total investment securities averaged $68.7 million during the first six months of 2008 and totaled $69.1 million at June 30, 2008.  Total investment securities averaged $70.2 million during the first six months of 2007 and totaled $69.7 million at June 30, 2007.   Total investment securities averaged $69.0 million for the year ended December 31, 2007 and totaled $65.7 million at December 31, 2007.  At June 30, 2008, our total investment securities portfolio had a book value of $70.6 million and a fair market value of $69.1 million, for an unrealized net loss of $1.5 million.  We primarily invest in short term U.S. Government Sponsored Enterprises and Federal Agency securities.

At June 30, 2008, federal funds sold and short-term investments totaled $3.1 million, compared to $26.1 million at June 30, 2007 and $566,404 at December 31, 2007.  These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. This decline in short-term investments is due to loan demand during this quarter and a more competitive market for deposits.

Loans

Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  As of June 30, 2008, loans represented 87.1% of average earning assets as compared to 84.8% at June 30, 2007, and 85.2% at December 31, 2007.  At June 30, 2008, net portfolio loans (portfolio loans less the allowance for loan losses and deferred loan fees) totaled $545.7 million, an increase of $106.8 million, or 24.3%, from June 30, 2007 and an increase of $49.2 million, or 9.92% from December 31, 2007.  Average gross loans increased to $537.6 million with a yield of 7.28% during the first six months of 2008 from $442.2 million with a yield of 9.13% during the same period in 2007.  Average gross loans were $458.7 million with a yield of 8.95% for the year ended December 31, 2007.  The decrease in yield on loans during these periods is due to the interest rate declines in 2007 and 2008.  The interest rates charged on loans vary with the degree of risk, the maturity, the guarantees, and the collateral on each loan.  Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

The following table shows the composition of the loan portfolio and mortgage loans held for sale by category at June 30, 2008, December 31, 2007, and  June 30, 2007.

	Composition of Loan Portfolio
	June 30, 2008		December 31. 2007		June 30, 2007
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Commercial	$68,450,260	12.4%	$60,376,105	12.0%	$52,597,017	11.8%
Real estate – construction	51,220,297	9.2%	63,988,173	12.7%	41,964,309	9.4%
Real estate – mortgage	425,205,087	76.8%	370,989,308	73.6%	342,668,444	76.9%
Consumer	8,896,536	1.6%	8,504,685	1.7%	8,357,160	1.9%
Portfolio loans, gross	553,772,180	100.0%	503,858,271	100.0%	445,586,930	100.0%
Unearned loan fees and costs, net	(387,164)		(425,755)		(278,512)
Allowance for possible loan losses	(7,646,053)		(6,935,616)		(6,331,806)
Portfolio loans, net	545,738,963		496,496,900		438,976,612
Mortgage loans held for sale	6,528,090		6,475,619		12,073,613
Loans, net	$552,267,053		$502,972,519		$451,050,225

The principal component of our portfolio loans at June 30, 2008, December 31, 2007, and June 30, 2007, was mortgage loans, which represented 76.8%, 73.6%, and 76.9%, respectively.  In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan.  We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral.  The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.  Generally, we limit the loan-to-value ratio to 80%.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.  Loans held for sale are consumer real estate loans that are pending sale to investors.

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

At June 30, 2008, the allowance for loan losses was $7.6 million, or 1.37% of total outstanding loans, compared to an allowance for loan losses of $6.3 million, or 1.38% of total outstanding loans, at June 30, 2007, and $6.9 million, or 1.36% of total outstanding loans, at December 31, 2007.  During the first six months of 2008, we had net charge-offs totaling $603,563. During the same period in 2007, we had net charge-offs totaling $178,246.  We had non-performing loans totaling $13.0 million, $1.4 million, and $2.9 million at June 30, 2008, June 30, 2007, and December 31, 2007, respectively.  While there can be no assurances, we do not expect significant losses relating to these nonperforming loans because we believe that the collateral supporting these loans is sufficient to cover the outstanding loan balance.  Nevertheless, the recent downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the six months ended June 30, 2008, June 30, 2007, and the full year ended December 31, 2007.

	Allowance for Loan Losses
	Six months ended June 30,	Year ended December 31,	Six months ended June 30,
	2008	2007	2007

Average total loans outstanding	$537,617,439	$458,703,104	$442,197,589
Total loans outstanding at period end	559,913,106	509,908,135	457,382,031
Total nonperforming loans	13,003,335	2,902,888	1,431,960

Beginning balance of allowance	6,935,616	5,888,052	5,888,052

Loans charged off	(615,977)	(984,430)	(185,241)
Total recoveries	12,414	36,394	6,995
Net loans charged off	(603,563)	(948,036)	(178,246)
Transfer to mortgage recourse	—	(50,000)	(50,000)
Provision for loan losses	1,314,000	2,045,600	672,000
Balance at period end	$7,646,053	$6,935,616	$6,331,806

Net charge-offs to average total loans (annualized)	0.23%	0.21%	0.08%
Allowance as a percent of total loans	1.37%	1.36%	1.38%
Allowance as a percentage of nonperforming loans	58.80%	238.90%	442.20%

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of June 30, 2008.  We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

	As of June 30, 2008
Commercial .	$1,574,659	12.4%
Real estate – construction	1,083,729	9.2%
Real estate – mortgage	4,868,924	76.8%
Consumer	78,778	1.6%
Unallocated	39,963	—
Total allowance for loan losses	$7,646,053	100.0%

Nonperforming Assets/Other Real Estate Owned

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due.  When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At June 30, 2008, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Nonaccrual loans were $13,003,335, $1,431,960, and $2,902,888 as of June 30, 2008, June 30, 2007, and December 31, 2007, respectively.  As the economy continues to weaken, some of our borrowers find that they do not have sufficient cash flow to make payments on time, and we place their loans on non-accrual status.  There are currently 30 loans that are on non accrual at June 30, 2008.  Five of those borrowers amount to 61% of the total nonaccrual amount.

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

At June 30, 2008 we had $2,365,000 in OREO, compared to $328,775 at June 30, 2007, and $15,000 at December 31, 2007.  As of June 30, 2008, there are six properties in OREO, one of which is under contract.  The properties in OREO at June 30, 2008 include two small parcels of undeveloped land, two developed residential lots, and two completed residential units.

Deposits

Average total deposits were $508.9 million for the six months ended June 30, 2008, up 17.4% from $433.4 million during the same period in 2007 and up 15.6% from $440.2 million at December 31, 2007.  Average interest-bearing deposits were $474.2 million for six months ended June 30, 2008, up 18.9% from $398.8 million during the same period of 2007 and up 17.4% from $404.1 million at December 31, 2007.

The following table sets forth our deposits by category as of June 30, 2008, June 30, 2007, and December 31, 2007.

	Deposits
	June 30, 2008		December 31, 2007		June 30, 2007
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits

Demand deposit accounts	$37,345,807	7.0%	$33,138,936	7.1%	$37,320,198	8.1%
Interest bearing checking accounts	28,342,410	5.3%	20,377,754	4.4%	22,228,924	4.9%
Money market accounts	130,971,973	24.6%	103,821,154	22.4%	109,117,393	23.8%
Savings accounts	3,265,704	0.6%	2,988,881	0.6%	2,528,859	0.6%
Time deposits less than $100,000	198,409,238	37.2%	161,038,254	34.7%	170,679,000	37.2%
Time deposits of $100,000 or more	134,937,892	25.3%	142,833,366	30.8%	116,396,262	25.4%
Total deposits	$533,273,024	100.0%	$464,198,345	100.00%	$458,270,636	100.00%

Deposit growth was attributable to brokered funds, internal growth, and the generation of new deposit accounts due primarily to special promotions and increased advertising.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $398.3 million at June 30, 2008, compared to $341.9 million at June 30, 2007, and $321.4 million at December 31, 2007.  Our brokered deposits were $75.6 million as of June 30, 2008, $39.6 million as of June 30, 2007, and $46.1 million as of December 31, 2007.  We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs.  Core deposits as a percentage of total deposits were 74.7% at June 30, 2008, 74.6% at June 30, 2007, and 69.2% at December 31, 2007. Our loan-to-deposit ratio was 105.0% at June 30, 2008 versus 99.8% at June 30, 2007 and 109.8% at December 31, 2007.  The average loan-to-deposit ratio was 105.7% during the first six months of 2008, 102.0% during the same period of 2007, and 104.2% at December 31, 2007.

Advances from Federal Home Loan Bank

In addition to deposits, we obtained funds from the FHLB to help fund our loan growth.  Average borrowings from the FHLB were $55.0 million during the second quarter of 2008 and 2007 and $48.7 million for the year ended December 31, 2007.  The following table reflects the current borrowing terms.

FHLB Description	Balance	Current Rate	Maturity Date	Option Date
Fixed rate	$10,000,000	5.36%	06/04/2010	—
Fixed Rate Hybrid	5,000,000	4.76%	10/21/2010	—
Convertible	7,500,000	4.51%	11/23/2010	11/24/08
Convertible	5,000,000	3.68%	07/13/2015	7/14/08
Convertible	5,000,000	4.06%	09/29/2015	9/29/09
Convertible	5,000,000	4.16%	03/13/2017	3/13/09
Convertible	7,500,000	4.39%	04/13/2017	4/13/09
Prime Based Advance	10,000,000	2.16%	09/19/2011	—
	$55,000,000

Junior Subordinated Debentures

The average and period end balances of the floating rate trust preferred securities through BFNB Trust I and BFNB Trust II (the “Trusts”) totaled $10.3 million for all periods reported. These trust preferred securities are reported on our consolidated balance sheet as junior subordinated debentures. The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the six month LIBOR plus 270 and 190 basis points, respectively, which was 5.62% and 4.68% at June 30, 2008.  The distribution rate payable on these securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively.  The Company has no current intention to exercise its right to defer payments of interest on the trust preferred securities.  The Company has the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively.  The trust preferred securities can be redeemed prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

Capital Resources

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” we must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

At June 30, 2008, our total shareholders’ equity was $53.1 million ($54.8 million at the bank level).  At June 30, 2008, our Tier 1 capital ratio was 10.32% (10.84% at the bank level), our total risk-based capital ratio was 11.57% (12.10% at the bank level), and our Tier 1 leverage ratio was 8.28% (8.68% at the bank level).  At June 30, 2008 the bank was considered “well capitalized” and the holding company met or exceeded its applicable regulatory capital requirements.

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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  All of our securities have been classified as available for sale.  Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability.  We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed.  In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions.  Presently, we have made arrangements with commercial banks for short-term unsecured advances of up to $31.8 million.  We maintain a secured line of credit in the amount of $10.0 million with our primary correspondent.  We also have a line of credit with the FHLB to borrow based on our 1 to 4 family loans, resulting in an availability of up to $66.5 million at June 30, 2008.  The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding.  The borrowings are available by pledging additional collateral and purchasing FHLB stock.  At June 30, 2008, we had borrowed $55.0 million on this line of credit.  We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, and short-term federal funds lines will enable us to successfully meet our liquidity.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap.  When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of June 30, 2008.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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

At June 30, 2008, the bank had issued unused commitments to extend credit of $47.5 million through various types of lending arrangements.  Past experience indicates that many of these commitments to extend credit will expire unused.  We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that if our customer fails to meet its contractual obligation to the third party the bank will honor those commitments up to the letter of credit issued.  Standby letters of credit totaled $10.9 million at June 30, 2008.  Past experience indicates that many of these standby letters of credit will expire unused.  However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Impact of Inflation

The effect of relative purchasing power over time due to inflation has not been taken into account in our consolidated financial statements.  Rather, our financial statements have been generally prepared on an historical cost basis in accordance with generally accepted accounting principles.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. At this time, the Company believes that upon adoption, SFAS 160 will not materially impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations, or cash flows.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At June 30, 2008, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $30.4 million.  This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and interest bearing checking accounts, which totaled $433.5 million at June 30, 2008.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

Other than as described elsewhere in this Form 10-Q, there were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

On April 21, 2008, Beach First National Bancshares, Inc. held its 2008 Annual Meeting of Shareholders.  The only matter submitted to shareholders at the meeting was the election of the Class I directors.  The following describes the matter voted upon at the annual meeting and sets forth the number of votes cast for and those withheld (there were no broker non-votes or abstentions).   The results of the 2008 Annual Meeting of Shareholders were as follows:

Proposal #1 – Election of Class I Directors

	Voting Shares in Favor		Withheld
	#	%	Authority
Raymond E. Cleary II, DDS	4,153,008	85.7	65,817
Thomas P. Anderson	4,150,583	85.7	68,242
Joe N. Jarrett, Jr., MD	4,153,233	85.7	65,592
Richard E. Lester	4,152,783	85.7	66,042
Don J. Smith	4,153,233	85.7	65,592

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date:	August 8, 2008	By:	/s/ Walter E. Standish, III
Walter E. Standish, III
President and Chief Executive Officer

Date:	August 8, 2008	By:	/s/ Gary S. Austin
Gary S. Austin
Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications