Form 10-Q
period 2008-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2008-11-07
CIK 949228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☒            Smaller reporting company ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 3, 2008, 4,845,018 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

	September 30,	December 31,	September 30,
	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
Assets
Cash and due from banks	$6,716,033	$4,992,634	$4,691,640
Federal funds sold and short-term investments	9,813,955	566,044	735,387
Total cash and cash equivalents	16,529,988	5,558,678	5,427,027
Investment securities	70,501,563	65,677,993	69,093,920

Portfolio loans	553,485,128	503,432,516	465,394,875
Allowance for loan losses (ALL)	(7,663,434)	(6,935,616)	(6,397,012)
Portfolio loans, net of ALL	545,821,694	496,496,900	458,997,863

Mortgage loans held for sale	5,328,679	6,475,619	6,392,792
Federal Reserve Bank stock	1,014,000	984,000	984,000
Federal Home Loan Bank stock	3,545,100	3,395,300	3,395,300
Premises and equipment, net	15,908,455	15,746,143	15,458,744
Cash value of life insurance	3,641,485	3,554,807	3,522,501
Investment in BFNB Trusts	310,000	310,000	310,000
Other assets	10,297,383	7,788,978	7,803,341
Total assets	$672,898,347	$605,988,418	$571,385,488

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest bearing deposits	$33,358,001	$33,138,936	$40,317,614
Interest bearing deposits	503,350,295	431,059,409	399,947,404
Total deposits	536,708,296	464,198,345	440,265,018
Advances from Federal Home Loan Bank	55,000,000	55,000,000	37,500,000
Federal funds purchased and other borrowings	11,537,176	18,288,148	26,781,626
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	5,341,014	5,613,875	5,202,383
Total liabilities	$618,896,486	$553,410,368	$520,059,027

Shareholders’ equity
Common stock, $1 par value; 10,000,000 shares authorized; 4,845,018 issued and outstanding at September 30, 2008, 4,845,018 at December 31, 2007, and 4,842,766 at September 30, 2007	4,845,018	4,845,018	4,842,766
Paid-in capital	29,508,457	29,494,912	29,110,906
Retained earnings	20,005,060	18,583,425	17,839,719
Accumulated other comprehensive loss	(356,674)	(345,305)	(466,930)
Total shareholders’ equity	54,001,861	52,578,050	51,326,461
Total liabilities and shareholders’ equity	$672,898,347	$605,988,418	$571,385,488

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc, and Subsidiaries

Consolidated Condensed Statements of Income

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$28,972,905	$30,594,681	$9,508,908	$10,570,132
Investment securities	2,757,353	2,783,588	851,011	934,016
Fed funds sold and short term investments	111,185	289,167	24,300	144,597
Other	13,486	17,905	4,041	6,045
Total interest income	31,854,929	33,685,341	10,388,260	11,654,790

Interest expense
Deposits	14,154,313	13,980,166	4,522,376	4,780,404
Advances from the FHLB, federal funds purchased and other borrowings	2,215,458	2,033,175	735,416	844,873
Junior subordinated debentures	446,256	599,407	134,530	202,424
Total interest expense	16,816,027	16,612,748	5,392,322	5,827,701
Net interest income	15,038,902	17,072,593	4,995,938	5,827,089

Provision for loan losses	2,291,000	950,800	977,000	278,800
Net interest income after provision for possible loan losses	12,747,902	16,121,793	4,018,938	5,548,289

Noninterest income
Service fees on deposit accounts	261,606	426,979	52,129	148,956
Mortgage production related income	2,707,666	4,207,879	1,043,967	920,076
Merchant income	737,825	517,111	352,996	257,885
Income from cash value life insurance	102,537	114,150	29,954	39,734
Gain on sale of investment securities	21,034	—	21,034	—
Gain on sale of fixed assets	220	5,499	—	719
Other income	771,246	1,019,837	255,193	436,823
Total noninterest income	4,602,134	6,291,455	1,755,273	1,804,193

Noninterest expense
Salaries and wages	5,665,648	5,984,093	1,991,960	1,636,798
Employee benefits	1,245,430	1,230,203	445,577	422,781
Supplies and printing	152,897	150,074	47,981	56,988
Advertising and public relations	426,432	495,967	107,490	178,915
Professional fees	525,943	455,203	186,783	182,379
Depreciation and amortization	842,634	792,982	292,428	270,021
Occupancy	1,190,710	1,331,457	384,468	465,912
Data processing fees	844,434	528,118	207,909	175,056
Mortgage production related expenses	596,794	1,016,369	217,776	199,991
Merchant Processing	685,406	489,920	279,224	209,894
Other operating expenses	2,960,699	1,965,481	1,299,078	722,341
Total noninterest expenses	15,137,027	14,439,867	5,460,674	4,521,076
Income before income taxes	2,213,009	7,973,381	313,537	2,831,406
Income tax expense	791,374	2,840,459	112,122	1,009,300
Net income	$1,421,635	$5,132,922	$201,415	$1,822,106

Basic net income per common share	$0.29	$1.07	$0.04	$0.38
Diluted net income per common share	$0.29	$1.04	$0.04	$0.37
Weighted average common shares outstanding
Basic	4,845,018	4,809,546	4,845,018	4,840,145
Diluted	4,904,259	4,942,553	4,877,147	4,939,253

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income

(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2007	4,768,413	$4,768,413	$28,657,576	$12,706,797	$(673,205)	$45,459,581
Net income	—	—	—	5,132,922	—	5,132,922
Other comprehensive income, net of taxes:
Unrealized loss on investment securities	—	—	—	—	35,655	35,655
Unrealized gain on interest rate swap	—	—	—	—	170,620	170,620
Comprehensive income	—	—	—	—	—	5,339,197
Stock based compensation expense	—	—	6,955	—	—	6,955
Exercise of stock options	74,353	74,353	446,375	—	—	520,728
Balance, September 30, 2007	4,842,766	$4,842,766	$29,110,906	$17,839,719	$(466,930)	$51,326,461

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2008	4,845,018	$4,845,018	$29,494,912	$18,583,425	$(345,305)	$52,578,050
Net income	—	—	—	1,421,635	—	1,421,635
Other comprehensive income, net of taxes:					—	—
Unrealized loss on investment securities	—	—	—	—	19,731	19,731
Unrealized loss on interest rate swap	—	—	—	—	(31,100)	(31,100)
Comprehensive income	—	—	—	—	—	1,410,266
Stock based compensation expense	—	—	13,545	—	—	13,545
Exercise of stock options	—	—	—	—	—	—
Balance, September 30, 2008	4,845,018	$4,845,018	$29,508,457	$20,005,060	$(356,674)	$54,001,861

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended		For the Year Ended
	September 30,		December 31,
	2008	2007	2007
	(unaudited)	(unaudited)	(audited)
Operating activities
Net income	$1,421,635	$5,132,922	$5,876,630
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	842,634	792,982	1,060,255
Write-down on real estate acquired in settlement of loans	370,000	—	—
Proceeds from sale of mortgages held for sale	95,481,358	206,707,644	231,970,200
Disbursements for mortgages held for sale	(94,334,417)	(200,956,390)	(225,967,597)
Discount accretion and premium amortization	(210,306)	(103,077)	(153,431)
Deferred income taxes	—	(250,144)	(673,024)
Provisions for loan losses	2,291,000	950,800	2,045,600
Recourse reserve provision	10,000	—	205,000
Loss (gain) on sale of fixed assets	(220)	(5,499)	(6,324)
(Gain) on sale of investment securities	(21,034)	—	(7,904)
(Gain) on sale of other real estate owned	39,439	—	(99,267)
Stock based compensation expense	13,545	6,955	7,643
(Increase) decrease in other assets	(183,454)	(1,901,321)	(1,713,779)
Increase (decrease) in other liabilities	(282,861)	1,939,824	1,994,064
Net cash provided by (used in) operating activities	5,437,319	12,314,696	14,538,066
Investing activities
Proceeds from paydowns of investment securities	5,817,012	3,864,926	4,988,852
Proceeds from sale of investment securities	25,204,000	1,000,000	8,623,625
Purchase of investment securities	(35,583,346)	(5,327,218)	(10,077,003)
Purchase of FHLB stock	(149,800)	(919,700)	(919,700)
Purchase of Federal Reserve Stock	(30,000)	—	—
Increase in loans, net	(56,472,657)	(66,715,900)	(107,223,880)
Purchase of life insurance contracts	(86,678)	(97,915)	(130,221)
Purchase of property and equipment	(1,004,947)	(1,907,827)	(2,462,068)
Proceeds from sale of property and equipment	220	5,930	6,324
Proceeds from sale of other real estate owned	2,081,208	—	1,679,229
Net cash used in investing activities	(60,224,988)	(70,097,704)	(105,514,842)
Financing activities
Repayment of advances from Federal Home Loan Bank	—	—	(5,000,000)
Advances from Federal Home Loan Bank	—	17,500,000	22,500,000
Increase (decrease) in Federal funds purchased	(6,508,005)	2,297,000	11,382,100
Net increase in deposits	72,509,951	23,907,889	47,841,216
Proceeds from exercise of stock options	—	520,728	520,733
Tax benefit of stock options	—	—	385,565
Repayments of other borrowings	(242,967)	(225,194)	(303,772)
Net cash provided by financing activities	65,758,979	44,000,423	77,325,842

Net increase (decrease) in cash and cash equivalents	10,971,310	(13,782,585)	(13,650,934)

Cash and cash equivalents beginning of period	$5,558,678	$19,209,612	$19,209,612
Cash and cash equivalents end of period	$16,529,988	$5,427,027	$5,558,678
Cash paid for
Income taxes	$1,631,780	$3,195,252	$3,851,653
Interest	$17,093,065	$16,577,634	$22,042,809

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc.

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.                   Basis of Presentation

The accompanying consolidated condensed financial statements for Beach First National Bancshares, Inc. (“Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included.  The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.  These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007.

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

RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

	For the Nine Months Ended		For the Year Ended
	September 30,		December 31,
	2008	2007	2007
Basic earnings per share:
Net income available to common shareholders	$1,421,635	$5,132,922	$5,876,630
Average common shares outstanding – basic	4,845,018	4,809,546	4,817,911
Basic earnings per share	$0.29	$1.07	$1.22
Diluted earnings per share:
Net income available to common shareholders	$1,421,635	$5,132,922	$5,876,630
Average common shares outstanding – basic	4,845,018	4,809,546	4,817,911
Incremental shares from assumed conversion of stock options	59,241	133,007	159,156
Average common shares outstanding – diluted	4,904,259	4,942,553	4,977,067
Diluted earnings per share	$0.29	$1.04	$1.18

4.  Investment in LLC

The LLC is a partnership with our legal counsel, Nelson Mullins Riley & Scarborough LLP (NMRS), for purposes of acquiring a parcel of land and constructing an office building on the property.  The Company owns two-thirds of the LLC and NMRS owns the remaining one-third.  The building is a three-story, 46,066 square foot office building located on 3.5 acres at the southwest corner of Robert M. Grissom Parkway and 38th Avenue North in Myrtle Beach, South Carolina.  The Company leases two-thirds of the building (approximately 30,000 square feet) from the LLC.  Because the Company occupies approximately 12,500 square feet of space, it intends to lease the other 17,500 square feet of its portion to outside tenants.  NMRS also leases one-third of the building from the LLC.  As of September 30, 2008, 4,700 square feet is available for lease.

Upon completion of construction, the construction financing note from the third-party lender was converted to a term loan payable by the LLC to the third-party bank and is secured by the building. The loan requires 107 installments of principal and interest based on a fifteen year amortization, with all remaining principal and interest due on June 15, 2015. The interest rate is variable based on one-month LIBOR plus 1.40%. The outstanding balance on the loan at September 30, 2008 is $6,663,081 and is shown as other borrowings in the accompanying balance sheet.

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

The estimated fair value of this agreement at September 30, 2008 was a liability of approximately $190,904, which is included in the Company’s balance sheet. Changes in the fair value are recorded as a separate component in other comprehensive income.   The fixed rate of 4.62% paid under the swap agreement, when added to the loan’s margin above LIBOR of 1.40%, converts the building loan’s interest (and cash flows) from a variable rate to a fixed rate of 6.02%, resulting in interest expense of $311,982 and $243,002 for the nine months ended September 30, 2008 and 2007, respectively.

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

Level 1: Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury Securities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain derivative contracts and impaired loans.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2008:

	Quoted Market Price in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale investment securities	—	$70,501,563	—

Mortgage loans held for sale	—	$5,328,679	—

Interest rate swap agreement (liability)	—	(190,904)	—
Total	$—	$75,639,338	$—

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals on a nonrecurring basis, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $17,887,473.  The Company has no assets or liabilities whose fair values are measured using level 3 inputs.   The company has no assets or liabilities whose fair values we measured using level 3 inputs.

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

•                  slower growth, a decrease in reliance upon brokered deposits, increased capital requirements, and other changes in our business that may be required or necessary in order for us to comply with the agreement we have with the OCC;

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

•                  other risks and uncertainties detailed from time to time in our filings with the SEC; and

•                  natural disasters, such as a hurricane or flooding in our primary service area.

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our company.  During 2008, the capital and credit markets have experienced extended volatility and disruption. In the last 90 days, the volatility and disruption have reached unprecedented levels.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007, as well as results for the nine months ended September 30, 2008 and 2007, along with our financial condition as of September 30, 2008 as compared to December 31, 2007.  Like most community banks, we derive most of our income from interest we receive on our portfolio loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions.  We are evaluating whether to participate in the Capital Purchase Program.  Governmental intervention and new regulations under these programs could materially affect our business, financial condition, and results of operations.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Results of Operations

Earnings Review

Our net income was $1,421,635 or $0.29 diluted net income per common share, for the nine months ended September 30, 2008 as compared to $5,132,922, or $1.04 diluted net income per common share, for the same period in 2007.  Our net income was $201,415 or $0.04 per diluted common share, for the three months ended September 30, 2008 as compared to net income of $1,822,106 or $0.37 per diluted common share for the same period in 2007.  The decrease in net income reflects the effect of the challenging financial environment that is facing all banks.  The net interest margin declined to 3.21% at September 30, 2008, due in part to rate reductions since September 2007 of 3.25%

in the prime lending rate. We expect continued pressure on the net interest margin throughout 2008.  The return on average assets for the nine month period ended September 30, 2008 was 0.29% as compared to 1.24% for the same period in 2007.  The return on average equity was 3.56% for the nine month period ended September 30, 2008 versus 14.34% for the same period in 2007.

Over the past 27 months, real estate values have fallen and the rate of default on mortgage loans has risen.  There has been a resulting disruption in secondary markets for mortgages, especially in non-conforming loan products.  The Federal Reserve Bank has reduced short-term rates to stimulate the economy.  As a result of pressures coming from oil, food and certain other sectors, the long end of the yield curve has not dropped as fast as the short end, resulting in a steepening of the yield curve.  The Company has been affected by these events in areas such as mortgage banking; land acquisition, development and construction lending; and consumer lending.  The Company has seen an increase in delinquencies and non-performing loans during 2007 and in 2008, and it continues to monitor its portfolio of real estate loans closely.  The reduction in short-term rates has adversely impacted the Company’s net interest margin.  In the current economic, market and credit environment, there can be no assurance that the Company’s portfolio will continue to perform at current levels.

Net Interest Income

Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities.  During the first nine months of 2008, net interest income decreased 11.91% to $15,038,902 from $17,072,593 for the same period of 2007. For the three months ended September 30, 2008, net interest income decreased 14.26% to $4,995,938 from $5,827,089 during the comparable period of 2007.  The decline in net interest income for the first nine months of 2008 resulted from a decrease of $1,830,412 in interest income and an increase in interest expense of $203,279.  Our level of net interest income is determined by the level of our earning assets and our net interest margin.  The impact on net interest income from the continued growth of our loan portfolio was offset by the decrease in the prime lending rate which reduced our net interest margin.  Average total loans increased from $448.4 million in the first nine months of 2007 to $546.5 million in the same period in 2008.  Average total loans increased $87.8 million from $458.7 million for the year ended December 31, 2007 as compared to $546.5 million for the nine months ended September 30, 2008.  In addition, average securities decreased to $73.2 million in the first nine months of 2008 compared to $73.8 million for the first nine months of 2007, and decreased $0.2 million from $73.4 million for the year ended December 31, 2007.  Net interest spread, the difference between the rate we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.74% in the first nine months of 2007 compared to 2.79% during the same period of 2008, and 3.63% for the year ended December 31, 2007.  The net interest margin was 3.21% for the nine month period ended September 30, 2008 compared to 4.31% for the same period of 2007, and 4.20% for the year ended December 31, 2007.  The decline in the net interest spread and the net interest margin can be attributed to the challenging financial environment facing banks including the reduction in the prime lending rate and an increase in nonaccrual loans.  Because we are asset-sensitive over a one year period, the rate cuts immediately impact approximately 60% of our portfolio loans. Since our deposit rates have not declined as quickly, this has put pressure on our net interest margin.  We anticipate that some of this pressure may be eased as we are able to reprice our deposits to current market rates.   However, there is risk we may not be able to replace these deposits with lower rate deposits, or replace these deposits at all, especially given our intent to reduce our reliance on brokered deposits in the near future.

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

	Average Balances, Income and Expenses, and Rates
	For the nine months ended September 30,
	2008			2007
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold, short term investments and trust preferred securities	$5,671,960	$111,185	2.62%	$7,431,080	$301,157	5.42%
Investment securities plus FHLB and FRB Stock	73,195,278	2,770,839	5.06%	73,491,043	2,783,588	5.06%
Loans	546,539,465	28,972,905	7.08%	448,406,531	30,594,681	9.12%
Total earning assets	$625,406,703	$31,854,929	6.80%	$529,328,654	$33,679,426	8.51%

Cash & Due from Banks	6,298,178			6,503,070
Other Assets	22,051,983			19,850,535
Total Assets	$653,756,864			$555,682,259

Total interest-bearing deposits	$479,531,765	$14,154,314	3.94%	$399,903,909	$13,980,166	4.67%

Other borrowings	80,672,564	2,661,713	4.41%	66,053,022	2,672,793	5.41%
Total interest-bearing liabilities	$560,204,329	$16,816,027	4.01%	$465,956,931	$16,652,959	4.78%

Demand Deposits	34,889,247			36,126,247
Other Liabilities	5,287,129			5,732,232
Total Liabilities	$600,380,705			$507,815,410

Equity Capital	53,376,159			47,866,849

Total Liabilities and Equity	$653,756,864			$555,682,259

Net interest spread			2.79%			3.74%
Net interest income/margin		$15,038,902	3.21%		$17,026,467	4.30%

The following table sets forth the impact of the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Analysis of Changes in Net Interest Income
	For the nine months ended September 30,
	2008 versus 2007
	Volume	Rate	Net change
Federal funds sold and short term investments and trust preferred securities	$(34,164)	$(201,934)	$(236,098)
Investment securities	(8,633)	(4,118)	(12,751)
Loans	5,230,349	(6,852,127)	(1,621,778)
Total earning assets	5,187,552	(7,058,179)	(1,870,627)

Interest-bearing deposits	2,363,243	(2,189,096)	174,147
Other borrowings	378,517	(389,597)	(11,080)
Total interest-bearing liabilities	2,741,760	(2,578,693)	163,067

Net interest income	$2,445,792	$(4,479,486)	$(2,033,694)

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  The provision for loan losses was $2,291,000 for the first nine months of 2008 as compared to $950,800 for the same period of 2007.  The provision for loan losses was $977,000 for the three months ended September 30, 2008 and $278,800 for the same period in 2007.  The increase in the provision was the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio, the increases in nonperforming loans, and the current economic environment.  Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.

Noninterest Income

Noninterest income decreased to $4,602,134 for the nine months ended September 30, 2008, down 26.9% from $6,291,455 for the same period in 2007.   This decrease in noninterest income is primarily attributable to the decrease in income from our mortgage operation, which fell from $4,207,879 for the first nine months of 2007 to $2,707,666 for the first nine months of 2008.  For the three months ended September 30, 2008, noninterest income decreased to $1,755,273 as compared to $1,804,193 in 2007.  The reduction in noninterest income from our mortgage operation is a reflection of the downturn in the economy in general and the real estate and mortgage markets in particular.

Noninterest Expense

Total noninterest expense increased 4.83% to $15,137,027 for the nine month period ended September 30, 2008 from $14,439,867 for the same period in 2007, and increased 20.8% to $5,460,674 for the three months ended September 30, 2008 from $4,521,076 in the same period of 2007.  Salaries and wages and employee benefits expense decreased $303,218 to $6,911,078 during the nine month period ended September 30, 2008 compared to the same period in 2007.  The reduction in salaries and benefits relates to the decline in mortgage production related income as well as reduced staffing in the mortgage operation.

We had 156 and 163 full-time equivalent employees (“FTE”) at September 30, 2008 and 2007, respectively.  The mortgage operation FTE declined from 75 FTE to 58 FTE during this period. Excluding our mortgage operation staff, FTE increased from 88 at September 30, 2007 to 98 FTE at September 30, 2008.  Staffing increases were primarily due to overall growth and the addition of our 73rd Avenue branch that opened in the first quarter of 2008.

For the nine months ended September 30, 2008, advertising and public relations costs decreased $69,535 to $426,432 as compared to the same period in 2007, and decreased $71,425 to $107,490 for the three months ended September 30, 2008 compared to the same period in 2007.  Professional fees increased $70,740 to $525,943 for the nine month period ended September 30, 2008 compared to the same period in 2007.  These fees continue to increase due to our growth, the regulatory fees associated with such growth, and the escalating cost of accounting, auditing, and legal services for a public company.

Occupancy expenses decreased $140,747 to $1,190,710 during the nine months ended September 30, 2008 compared to the same period in 2007, and by $81,444 for the three months ended September 30, 2008 compared to the same period in 2007.

Data processing fees increased during the nine months ended September 30, 2008 to $844,434 from $528,118 during the same period in 2007.  For the three months ended September 30, 2008, data processing costs totaled $207,909 compared to $175,056 for September 30, 2007.  Data processing costs are primarily related to the volume of loan and deposit accounts and transaction activity.  During April 2008, we converted to a new core operating system. The one time conversion cost of $225,760 was expensed in the second quarter of 2008.

Other operating expenses increased 50.63% to $2,960,699 during the nine months ended September 30, 2008 compared to $1,965,481 during the same period in 2007.  Other operating expenses increased 79.8%, to $1,299,078 for the three months ended September 30, 2008 compared to the same period in 2007.  These increases are primarily the result of increased operating expenses related to the growth of the Company, including our new branch, along with other expenses associated with the expansion of loans and deposits.

The increase in other operating expenses was primarily due to increases in FDIC fees, director and advisory fees, credit and collection expenses, other real estate owned write downs, and software maintenance.  Specifically,

FDIC fees increased $151,101, director and board advisory fees increased $149,176, credit and collections expense increased $224,094 and other real estate owned write downs increased $370,000 collectively totaling an increase of $894,371.  The total increase in other operating expenses was $995,218 during the nine months ended September 30, 2008 as compared to the same period in 2007.

The following table presents a comparison of other operating expenses:

	Other Operating Expenses
	For the nine months ended		For the three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Telephone	$128,058	$97,076	$39,629	$33,431
Postage and freight	92,543	73,728	31,516	26,410
Armored Car	52,692	67,305	9,403	24,755
Credit and collection-bank	334,184	110,090	155,112	23,129
Dues and subscriptions	122,589	103,173	43,137	36,929
Employee travel, conferences, meals, and lodging	141,247	217,622	51,603	88,218
Business development and donations	277,100	226,511	90,239	38,558
FDIC insurance	245,356	94,255	95,111	69,877
Other insurance	40,596	57,801	15,176	12,570
Debit/ATM	89,769	70,623	34,493	24,599
Credit card processing fees	43,802	33,720	16,241	12,968
Federal Reserve charges	30,967	32,531	10,420	11,850
Software maintenance	208,683	92,244	73,881	35,263
Director and advisory board fees	220,676	71,500	76,002	70,800
NASDAQ	21,818	37,758	8,182	8,182
Furniture and equipment	240,936	226,972	98,335	64,973
Other real estate owned write downs	370,000	0	370,000	0
Other operating expenses	299,683	352,572	80,598	139,829
Total	$2,960,699	$1,965,481	$1,299,078	$722,341

Balance Sheet Review

General

We had total assets of $672.9 million at September 30, 2008, an increase of 17.8% from $571.4 million at September 30, 2007, and an increase of 11.0% from $606.0 million at December 31, 2007.  Total assets at September 30, 2008 consisted primarily of $558.8 million in loans including mortgage loans held for sale, $70.5 million in investments, Fed Funds sold and other short term investments of $9.8 million, and $6.7 million in cash and due from banks.  Our liabilities at September 30, 2008 totaled $618.9 million, consisting primarily of $536.7 million in deposits, $55.0 million in Federal Home Loan Bank (“FHLB”) advances, and $10.3 million of junior subordinated debentures.  Our total deposits increased to $536.7 million at September 30, 2008, up 21.9% from $440.3 million at September 30, 2007, and up 15.6% from $464.2 million at December 31, 2007.  Shareholders’ equity increased $1.4 million to $54.0 million at September 30, 2008 from $52.6 million at December 31, 2007, and increased $2.7 million from $51.3 million at September 30, 2007.

Investment Securities

Total investment securities averaged $68.4 million during the first nine months of 2008 and totaled $70.5 million at September 30, 2008.  Total investment securities averaged $69.5 million during the first nine months of 2007 and totaled $69.1 million at September 30, 2007.   Total investment securities averaged $69.0 million for the year ended December 31, 2007 and totaled $65.7 million at December 31, 2007.  At September 30, 2008, our total investment securities portfolio had a book value of $70.9 million and a fair market value of $70.5 million, for an unrealized net loss of $0.4 million.  We primarily invest in short term U.S. Government Sponsored Enterprises and Federal Agency securities.

At September 30, 2008, federal funds sold and short-term investments totaled $9.8 million, compared to $735,387 at September 30, 2007 and $566,404 at December 31, 2007.  These funds are one source of our bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. This increase in short-term investments is due to a larger growth in deposits than in the portfolio loans and investments during the first nine months of 2008 and also reflects our decision to increase liquidity in the third quarter of 2008 because of the uncertainty in the financial market.

Loans

Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio.  As of September 30, 2008, loans represented 87.4% of average earning assets as compared to 84.7% at September 30, 2007, and 85.2% at December 31, 2007.  At September 30, 2008, net portfolio loans (portfolio loans less the allowance for loan losses and deferred loan fees) totaled $545.8 million, an increase of $86.8 million, or 18.9%, from September 30, 2007 and an increase of $49.3 million, or 9.9% from December 31, 2007.  Average gross loans increased to $546.5 million with a yield of 7.08% during the first nine months of 2008 from $448.4 million with a yield of 9.12% during the same period in 2007.  Average gross loans were $458.7 million with a yield of 8.95% for the year ended December 31, 2007.  The decrease in yield on loans during these periods is caused by the interest rate declines in 2007 and 2008.  The interest rates charged on loans vary with the degree of risk, the maturity, the guarantees, and the collateral on each loan.  Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

                The following table shows the composition of the loan portfolio and mortgage loans held for sale by category at September 30, 2008, December 31, 2007, and September 30, 2007.

	Composition of Loan Portfolio
	September 30, 2008		December 31, 2007		September 30, 2007
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Commercial	$57,369,241	10.4%	$60,376,105	12.0%	$52,213,925	11.2%
Real estate – construction	48,597,643	8.8%	63,988,173	12.7%	51,724,912	11.1%
Real estate – mortgage	438,913,742	79.2%	370,989,308	73.6%	353,061,859	75.8%
Consumer	8,956,047	1.6%	8,504,685	1.7%	8,768,942	1.9%
Portfolio loans, gross	553,836,673	100.0%	503,858,271	100.0%	465,769,638	100.0%
Unearned loan fees and costs, net	(351,545)		(425,755)		(374,763)
Allowance for possible loan losses	(7,663,434)		(6,935,616)		(6,397,012)
Portfolio loans, net	545,821,694		496,496,900		458,997,863
Mortgage loans held for sale	5,328,679		6,475,619		6,392,792
Loans, net	$551,150,373		$502,972,519		$465,390,655

The principal component of our portfolio loans at September 30, 2008, December 31, 2007, and September 30, 2007, was mortgage loans, which represented 79.2%, 73.6%, and 75.8%, respectively.  In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan.  We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral.  The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.  Generally, we limit the loan-to-value ratio to 80%.  We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.  Loans held for sale are consumer real estate loans that are pending sale to investors.

Allowance for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income.  The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible.  Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate.  The evaluation of the allowance is segregated into general allocations and specific allocations.  For general allocations, the portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified trends or changes in current portfolio characteristics.  Historical loss ratios are calculated by product type for consumer loans (installment and revolving), mortgage loans, and commercial loans and may be adjusted for other risk factors. To allow for modeling error, a range of probable loss ratios is then derived for each segment.  The resulting percentages are then applied to the dollar amounts of the loans in each segment to arrive at each segment’s range of probable loss levels.  Certain nonperforming loans are individually assessed for impairment under SFAS No. 114 and assigned specific allocations.  Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.  The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114 specifically, reflect the impact of the continued deterioration in the real estate market, specifically in our markets, and the economy in general.

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

At September 30, 2008, the allowance for loan losses was $7.7 million, or 1.37% of total outstanding loans, compared to an allowance for loan losses of $6.4 million, or 1.36% of total outstanding loans, at September 30, 2007, and $6.9 million, or 1.36% of total outstanding loans, at December 31, 2007.  During the first nine months of 2008, we had net charge-offs totaling $1,563,182. During the same period in 2007, we had net charge-offs totaling $391,840.  We had non-performing loans totaling $17.9 million, $549,714 and $2.9 million at September 30, 2008, September 30, 2007, and December 31, 2007, respectively.  This difficult economic environment has caused several of our customers to reach a point where payment sources have been exhausted.   While there can be no assurances, we do not expect significant losses relating to these nonperforming loans because we believe that the collateral supporting these loans is sufficient to cover the outstanding loan balance.  Nevertheless, the downturn in the real estate market has resulted in an increase in loan delinquencies, defaults and foreclosures, and we believe these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the nine months ended September 30, 2008, September 30, 2007, and the full year ended December 31, 2007.

	Allowance for Loan Losses
	Nine months ended September 30,	Year ended December 31,	Nine months ended September 30,
	2008	2007	2007

Average total loans outstanding	$546,539,465	$458,703,105	$448,406,531
Total loans outstanding at period end	558,813,807	509,908,135	471,787,667
Total nonperforming loans	17,887,473	2,902,888	549,714

Beginning balance of allowance	6,935,616	5,888,052	5,888,052

Loans charged off	(1,582,032)	(984,430)	(410,175)
Total recoveries	18,850	36,394	18,334
Net loans charged off	(1,563,182)	(948,036)	(391,841)
Transfer to mortgage recourse	—	(50,000)	(50,000)
Provision for loan losses	2,291,000	2,045,600	900,800
Balance at period end	$7,663,434	$6,935,616	$6,347,011

Net charge-offs to average total loans (annualized)	0.38%	0.21%	0.12%
Allowance as a percent of total loans	1.37%	1.36%	1.36%
Allowance as a percentage of nonperforming loans	42.84%	238.90%	1163.70%

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of September 30, 2008.  We believe that the allowance can be allocated by category only on an approximate basis.  The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses

	As of September 30, 2008
Commercial	$57,369,241	10.3%
Real estate – construction	48,597,643	8.7%
Real estate – mortgage	444,242,421	79.4%
Consumer	8,956,047	1.6%
Unallocated	—	—
Total allowance for loan losses	$559,165,352	100.0%

Nonperforming Assets/Other Real Estate Owned and Repossessed Assets

We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower.  We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts.  Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due.  When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income.  We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain.  At September 30, 2008, there were no loans accruing interest which were 90 days or more past due and we had no restructured loans.

Impaired loans totaled $21,501,308, $1,881,551 and $6,435,683 at September 30, 2008, September 30, 2007, and December 31, 2007 respectively, which had the effect of reducing net income $1,316,565, $88,501, and $259,958 for the nine months ended September 30, 2008, September 30, 2007 and the year ended 2007.  Included in the allowance for loan losses related to impaired loans at September 30, 2008, September 30, 2007, and December 31, 2007 was $3,273,459,   $778,701, and $1,378,306 respectively.  Impaired loans with a specific allocation of the allowance for loan losses totaled $12,073,909, $1,881,551 and $5,526,724 at September 30, 2008, September 30, 2007, and December 31, 2007 respectively.    The average recorded investment in total impaired loans for the nine months ended September 30, 2008, September 30, 2007 and the year ended December 31, 2007 was $15,362,667, $1,961,531, and

$3,080,069, respectively.  Interest income recognized on impaired loans for the nine months ended September 30, 2008, September 30, 2007 and the year ended December 31, 2007 was $668,045, $243,420, and $324,556, respectively.

Nonaccrual loans were $17,887,473, $549,714, and $2,902,888 as of September 30, 2008, September 30, 2007, and December 31, 2007, respectively.  As the economy continues to weaken, some of our borrowers find that they do not have sufficient cash flow to make payments on time, and we place their loans on nonaccrual status.  There are currently 32 borrowers that are on nonaccrual at September 30, 2008.  Six of those borrowers amount to 62% of the total nonaccrual loans.

If the bank takes properties from a loan work-out, it places it in the other real estate owned asset account (“OREO”), if it is real estate, or in a repossessed asset account, if it is not real estate.  The properties that are received are recorded at the lower of cost or the current value of the collateral.  Any write-down in value, before being placed into OREO or repossessed asset account, is included as a charge-off in the allowance for loan loss.  Any subsequent gain or loss, including expenses related to the sale, is recorded through the income statement.

At September 30, 2008 we had $2,265,215 in OREO, compared to $328,775 at September 30, 2007, and $15,000 at December 31, 2007.  At September 30, 2008 we had $116,000 in repossessed property compared to $0 at September 30, 2007 and December 31, 2007. As of September 30, 2008, there are six properties in OREO, one of which is under contract.  The properties in OREO at September 30, 2008 include two parcels of undeveloped land, two developed residential lots, one office building, and one restaurant. During the third quarter of 2008, we wrote down the value of OREO by $370,000, based on a decline in value of the underlying properties.

Deposits

Average total deposits were $514.4 million for the nine months ended September 30, 2008, up 17.9% from $436.0 million during the same period in 2007 and up 16.9% from $440.2 million at December 31, 2007.  Average interest-bearing deposits were $479.5 million for nine months ended September 30, 2008, up 19.9% from $399.9 million during the same period of 2007 and up 18.7% from $404.1 million at December 31, 2007.

The following table sets forth our deposits by category as of September 30, 2008, September 30, 2007, and December 31, 2007.

	Deposits
	September 30, 2008		December 31, 2007		September 30, 2007
	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits

Demand deposit accounts	$33,358,001	6.2%	$33,138,936	7.1%	$40,317,614	9.2%
Interest bearing checking accounts	21,826,376	4.1%	20,377,754	4.4%	23,650,334	5.4%
Money market accounts	128,220,053	23.9%	103,821,154	22.4%	107,480,890	24.4%
Savings accounts	3,329,978	0.6%	2,988,881	0.6%	3,265,956	0.7%
Time deposits less than $100,000	218,927,856	40.8%	161,038,254	34.7%	150,064,341	34.1%
Time deposits of $100,000 or more	131,046,032	24.4%	142,833,366	30.8%	115,485,883	26.2%
Total deposits	$536,708,296	100.0%	$464,198,345	100.00%	$440,265,018	100.00%

Deposit growth was attributable to a new deposit product that maximizes FDIC insurance (CDARS), brokered funds, internal growth, and the generation of new deposits due primarily to special promotions and increased advertising.

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits were $405.7 million at September 30, 2008, compared to $324.8 million at September 30, 2007, and $321.4 million at December 31, 2007.  Our brokered deposits were $91.7 million as of September 30, 2008, $37.1 million as of September 30, 2007, and $46.1 million as of December 31, 2007. Our level of brokered deposits increased due to the implementation of the CDARS program and to improve our net interest margin.  We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs.  Core deposits as a percentage of total deposits were 75.6% at September 30, 2008, 73.8% at September 30, 2007, and 69.2% at December 31, 2007. Our loan-to-deposit ratio was 104.1% at

September 30, 2008 versus 107.2% at September 30, 2007 and 109.8% at December 31, 2007.  The average loan-to-deposit ratio was 106.2% during the first nine months of 2008, 102.8% during the same period of 2007, and 104.2% at December 31, 2007.

Another aspect of EESA (in addition to the other components described above) which became effective on October 3, 2008 is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The basic deposit insurance limit will return to $100,000 after December 31, 2009.  At September 30, 2008 the Bank had time deposits of $100,000 or more of $131.1 million.  Approximately $82.9 million or 63% of these deposits would be covered under the new FDIC insurance coverage.  An additional $32 million, or 24% of these deposits, are to local public entities that are required to have securities as collateral.

In addition, our subsidiary Beach First National Bank anticipates participating in the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of EESA.  This guarantee applies to the following transactions:

•All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

•Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.

All FDIC institutions are covered until December 5, 2008 at no cost.  After this initial period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.

The company will see an increase in FDIC premiums in future periods based on the increase in insured deposits and proposed changes to FDIC premiums.

Advances from Federal Home Loan Bank

In addition to deposits, we obtained funds from the FHLB to help fund our loan growth.  Average borrowings from the FHLB were $55.0 million and $46.6 million during the third quarter of 2008 and 2007 respectively and $48.7 million for the year ended December 31, 2007.  The following table reflects the current borrowing terms.

FHLB Description	Balance	Current Rate	Maturity Date	Option Date
Fixed rate advances:
Fixed rate	$10,000,000	5.36%	06/04/2010	—
Fixed Rate Hybrid	5,000,000	4.76%	10/21/2010	—
Convertible	7,500,000	4.51%	11/23/2010	11/24/08
Convertible	5,000,000	3.68%	07/13/2015	10/14/08
Convertible	5,000,000	4.06%	09/29/2015	9/29/09
Convertible	5,000,000	4.16%	03/13/2017	3/13/09
Convertible	7,500,000	4.39%	04/13/2017	4/13/09
Variable rate advances:
Prime Based Advance	10,000,000	2.16%	09/19/2011	—
	$55,000,000

Junior Subordinated Debentures

The average and period end balances of the floating rate trust preferred securities through BFNB Trust and BFNB Trust II (the “Trusts”) totaled $10.3 million for all periods reported.  These trust preferred securities are reported on our consolidated balance sheet as junior subordinated debentures. The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the six month LIBOR plus 270 on $5.15 million and LIBOR plus 190 basis points on the remaining $5.15 million, respectively, which was 5.50% and 4.72% at September 30, 2008.  The distribution rate payable on these securities is cumulative and payable quarterly in arrears.  The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively.  The Company has no current intention to exercise its right to defer payments of interest on the trust preferred securities.  The Company has the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively.  The trust preferred securities can be redeemed prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

Capital Resources

At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies.  To be considered “well-capitalized,” generally a bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

At September 30, 2008, our total shareholders’ equity was $54.0 million ($56.9 million at the bank level).  At September 30, 2008, our Tier 1 capital ratio was 12.16% (10.98% at the bank level), our total risk-based capital ratio was 13.41% (12.23% at the bank level), and our Tier 1 leverage ratio was 9.63% (8.67% at the bank level).  At September 30, 2008 the bank was considered “well capitalized”, per the OCC, and the holding company met or exceeded its applicable regulatory capital requirements.

Liquidity Management

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  As noted above, because of the current uncertain economic conditions, we have increased our level of liquidity.

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments.  We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits.  In addition, we are evaluating whether to participate in the Treasury’s capital purchase plan and exploring other alternatives for raising additional capital.  All of our securities have been classified as available for sale.  Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability.  We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed.  In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions.  Presently, we have arrangements with commercial banks for short-term unsecured advances of up to $31.8 million.  We maintain a secured line of credit in the amount of $10.0 million with our primary correspondent.  A $4.5 million unsecured arrangement will expire on November 3, 2008 and we have added a $20 million secured line with the Federal Reserve Bank of Richmond.  We also have a line of credit with the FHLB to borrow based on our 1 to 4 family loans and investment securities pledged, resulting in an availability of up to $65.0 million at September 30, 2008.  The FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding.  The borrowings are available by pledging additional collateral and purchasing FHLB stock.  At September 30, 2008, we had borrowed $55.0 million on this line of credit.  We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, short-term federal funds lines, and the potential new capital we may raise will enable us to successfully meet our liquidity.

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

We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets.  We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap.  When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame and asset-sensitive after one year as of September 30, 2008.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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

At September 30, 2008, the bank had issued unused commitments to extend credit of $43.6 million through various types of lending arrangements.  Past experience indicates that many of these commitments to extend credit will expire unused.  We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that if our customer fails to meet its contractual obligation to the third party the bank will honor those commitments up to the letter of credit issued.  Standby letters of credit totaled $8.8 million at September 30, 2008.  Past experience indicates that many of these standby letters of credit will expire unused.  However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.

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

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective November 15, 2008.  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.  The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 6) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Other Developments

As previously disclosed in our SEC filings, Beach First National Bank, the bank subsidiary of the Company, entered into an agreement with the OCC on September 30, 2008.  We believe we have made progress in complying with all components and will be able to meet the timelines and requirements of the agreement.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At September 30, 2008, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $48.5 million.  This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and interest bearing checking accounts, which totaled $460.3 million at September 30, 2008.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2008.  There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information.

Not applicable

Item 6.  Exhibits.

Exhibit	Description

10.1

Agreement by and between Beach First National Bank and The Office of the Comptroller of the Currency dated September 30, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 6, 2008).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date:	November 7, 2008	By:	/s/ Walter E. Standish, III
Walter E. Standish, III
President and Chief Executive Officer

Date:	November 7, 2008	By:	/s/ Gary S. Austin
Gary S. Austin
Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.1

Agreement by and between Beach First National Bank and The Office of the Comptroller of the Currency dated September 30, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 6, 2008).

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications