Form 10-K
period 2008-12-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2009-03-31
CIK 949228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year December 31, 2008.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number: 000-22503
Beach First National Bancshares, Inc.
(Exact name of registrant as specified in its charter)

South Carolina	57-1030117
(State of Incorporation)	(I.R.S. Employer Identification No.)

3751 Robert M. Grissom Pkwy., Suite 100 Myrtle Beach, South Carolina	29577
(Address of principal executive offices)	(Zip Code)

(843) 626-2265
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common stock, $1.00 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant (computed by reference to the price at which the common stock was recently sold) was $37.9 million as of June 30, 2008.

4,845,018 shares of the registrant’s common stock were outstanding as of March 30, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders           Part III (Portions of Items 10-14)
to be held on May 4, 2009.

BEACH FIRST NATIONAL BANCSHARES, INC.

Part I

Item 1.	Business

This report, including without limitation the letter to shareholders and other information above, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements relate to future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The actual results may differ materially from the results discussed in the forward-looking statements. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described below under Item 1A- Risk Factors and the following:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, continuing to be weak resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in management;

•	changes in technology;

•	changes in deposit flows;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth and lack of seasoning in our loan portfolio;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	slower growth, a decrease in reliance upon brokered deposits, increased capital requirements, and other changes in our business that may be required or necessary in order for us to comply with the agreement we have with the OCC;

•	instability of the U.S. financial system. The U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The U.S. Treasury, the FDIC, and the Federal Reserve Board each have developed programs and facilities, including, among others, the Troubled Asset Relief Program’s (TARP) Capital Purchase Program, the temporary liquidity guarantee program, and other efforts, designed to increase lending, and restore consumer confidence in the banking sector;

•	the nationalization of the banking industry;

•	changes in the financial markets relating to the ability of financial institutions to obtain capital. Many financial institutions have limited options in terms of raising capital at reasonable rates in these current uncertain economic times. The various Treasury programs have also created uncertainty as to the ongoing viability of financial institutions who have not received government equity to date;

•	higher than anticipated levels of defaults on loans;

•	the amount of our real estate-based loans and the weakness in the commercial real estate market;

•	misperceptions by depositors about the safety of their deposits;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets;

•	other risks and uncertainties detailed from time to time in our filings with the SEC; and

•	natural disasters, such as a hurricane or flooding in our primary service area.

We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

These risks are exacerbated by developments in national and international financial markets and we are unable to predict what effect these uncertain market conditions will have on our Company and its ability to remain a viable organization. During 2008 and 2009, the capital and credit markets have experienced extended volatility and disruption. The volatility and disruption have reached unprecedented levels. There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition, and results of operations.

General Overview

The main office is located at the corner of Grissom Parkway and 38th Avenue North in Myrtle Beach, South Carolina. In June 2001, the first branch office was opened at the northwest corner of the intersection of S.C. Highway 544 and U.S. Highway 17 in Surfside Beach, South Carolina, followed by the second branch office in November 2002 at the Gator Hole Shopping Center in North Myrtle Beach, South Carolina. In February 2003, the bank opened its third branch overall and first location on Hilton Head Island, South Carolina, at Pineland Station. In July 2004, the fourth branch office opened in the Litchfield/Pawleys Island area at the Litchfield Market Village. In January 2005, the fifth branch office and second location on Hilton Head Island, South Carolina, opened in The Village at Wexford. The sixth branch office opened in March 2008 at 73rd Avenue North in Myrtle Beach, South Carolina. At December 31, 2008, the mortgage lending division had five loan production offices in South Carolina, North Carolina, and Virginia. The South Carolina office in Little River includes the mortgage operation’s staff. The North Carolina office is in Raleigh, and the three offices in Virginia are located in Burke, Fredericksburg, and Sterling. In December 2006, the Company moved into its corporate headquarters. The Company maintains an internet web site at http://www.beachfirst.com. The information on the Company’s website is not incorporated by reference into this report.

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

Operating and Growth Strategy

The Company’s goal is to build long-term shareholder value by being the leading community bank along the Grand Strand and on Hilton Head Island. The Company intends to achieve this goal through internal growth, providing personalized service with a community focus, retaining high caliber and motivated employees, maintaining high asset quality, offering customers a variety of products and services, and selectively adding new branches.

Deposit Products

The Company’s principal source of funding is core deposits, of which approximately 86.0% were obtained from within our core markets as of December 31, 2008. The Company offers a full range of services, including checking accounts, commercial accounts, savings accounts, money market accounts, certificates of deposit, and other time deposits. The Company regularly reviews its deposit rates to ensure it remains competitive. Due to the seasonal nature of the Company’s market, deposit growth is generally strongest during the summer months and loan demand usually reaches its peak during the winter months. Thus, the Company historically has a more favorable liquidity position during the summer months. To meet loan demand and liquidity needs during the winter months, the Company typically offers special rates on deposits.

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

Lending Activities

General.  The Company emphasizes a range of lending services, including real estate, commercial, consumer loans, home equity lines of credit, and loans to small-to-mid-size businesses in the Grand Strand and Hilton Head Island markets. At December 31, 2008, the Company had loans that were secured by real estate of approximately $482.7 million, or 87.53% of the loan portfolio, commercial loans of $59.0 million, and consumer loans of $9.7 million. As of December 31, 2008, there were $1.8 million of loans 90 days or more past due still accruing interest, and the Company had no restructured loans. Of these loans 90 days past due and still accruing interest, approximately $62 thousand have been paid in full and the remainder have been designated as nonaccrual loans.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. This limit will increase or decrease as the Bank’s capital increases or decreases. Based upon the capitalization of the Bank at December 31, 2008, our legal lending limit was approximately $9.7 million. The Bank is able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our customers. The Company strives to maintain a diversified loan portfolio and limit the amount to any single customer. As of December 31, 2008, our 10 largest customer loan relationships represented approximately $45.3 million, or 8.1% of the total loan portfolio. The Company’s single largest loan is $6.1 million.

At December 31, 2008, the Company had average portfolio loans of $544.2 million, representing 86.6% of our average earning assets. The Company maintains a strong credit culture and employs veteran bankers with knowledge of its markets.

Loans secured by real estate.  The majority of the Company’s loans are secured by some form of real estate. Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the economy and the value of real estate. There have been dramatic declines in collateral values in 2008 due to the prevailing real estate market conditions in the areas we serve. Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan.

•	Commercial Real Estate Mortgages. These loans are secured by commercial property. The Company reduces credit risk in the commercial real estate portfolio by emphasizing loans for owner-occupied properties where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The underwriting of a loan includes evaluation of such factors as existing credit, cash flow analysis, value of any collateral, personal guaranties, and other factors. The Company typically reviews the personal financial statements and tax returns of the principal owners and requires personal guarantees. At December 31, 2008, commercial real estate loans (other than construction loans) amounted to $394.3 million, or approximately 70.6%, of our loan portfolio. This includes various types of business purpose loans secured by commercial real estate.

•	Real Estate Construction Loans. The Company offers primarily adjustable rates on residential and commercial construction loans to builders, developers, and consumers who wish to build their own homes. The duration of our construction loans are generally limited to no more than 18 months, although payments may be structured on a longer basis or amortized if necessary. Construction loans generally carry a higher degree of risk than long-term financing of existing properties, because repayment depends on the ultimate completion of the project or home and usually on the sale of the property or permanent financing. Specific risks include cost overruns, mismanaged construction, mismanaged draw requests, pre-sale commitment fall-out, inferior or improper construction techniques, economic changes or downturns during construction, rising interest rates which may prevent sale of the property, and failure to sell completed projects in a timely manner.

The Company attempts to reduce the risk associated with construction loans by typically requiring personal guarantees, obtaining third party inspections, requiring a percentage of pre-sales, and keeping the loan-to-value ratio of the completed projects at or below 80% for construction loans. At December 31, 2008, total construction loans amounted to $33.7 million, or 6.12% of our total loan portfolio.

•	Consumer Real Estate Loans. The Company originates traditional first and second mortgage residential real estate loans and home equity loans. Home equity lines of credit typically have terms of fifteen years or less and the Company generally limits the extension of credit to 90% of the available equity of each property. The Company typically sells a portion of its consumer retail mortgage loans to investors. The Company limits the loan-to-value ratio on residential real estate loans it keeps to 80%. At December 31, 2008, the total residential real estate loans (other than construction loans) amounted to $61.9 million, or 11.1% of our loan portfolio. Of this total amount, the Company had $7.2 million of mortgage loans held for sale, and $26.4 million of home equity loans at December 31, 2008.

Commercial Business Loans.  The Company makes loans for commercial purposes in various lines of businesses, including retail, service industries, and the professional service area. Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because commercial loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate. Where possible, the Company includes real estate collateral as a secondary source of repayment on commercial business loans. At December 31, 2008, commercial business loans amounted to $59.0 million, or 10.7% of our total loan portfolio.

The Company offers small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7 (a) program and SBA’s 504 programs. The Company also offers USDA government guaranty loans. These loans typically are guaranteed 75% by the government, which helps to reduce their risk.

Consumer Loans.  The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans, credit cards, and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer rates are both fixed and variable with various terms depending on the product type. Our installment loans typically amortize over periods up to 60 months. The Company offers consumer loans with a single maturity date when a specific source of repayment is available. The Company typically requires monthly payments of interest and a portion of the principal on its revolving loan products and credit cards. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate. At December 31, 2008, consumer loans amounted to $9.7 million, or 1.8% of our loan portfolio.

Credit Administration and Loan Review.  The Company emphasizes a strong credit culture focused on safety and soundness. The Company employs experienced relationship managers with solid knowledge of the markets. The Company maintains a continuous internal loan review system and engages independent consultants at least two times a year to review loan files, to confirm its loan grading system, and to identify any issues that may need improvement. Each loan officer is responsible for managing his or her own loan portfolio, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid. The compensation of our lending officers is dependent, in part, on the asset quality of their loan portfolios.

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

Each type of loan carries a credit risk, simply defined as the potential that the borrower will not be willing or able to repay the debt. While real estate loans have various risks common to all types of loans, certain types of real estate loans have specific risk characteristics that vary according to the type of collateral securing the loan and the terms and repayment sources for the loan. Real estate loans are all sensitive to fluctuations in the value of the real estate securing the loan. In addition, commercial real estate loans have risk that the primary source of repayment will be insufficient to service the debt. Construction and development real estate loans generally carry a higher degree of risk than long term financing of existing properties. These projects are usually dependent on the completion of the project on schedule and within cost estimates and on the timely sale of the property. Inferior or improper construction techniques, cost overruns, changes in economic conditions during the construction and marketing period, and rising interest rates which may slow the sale of the property are all risks unique to this type of loan. Residential mortgage loans, in contrast to commercial real estate loans, generally have longer terms and may have fixed or adjustable interest rates.

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

Employees

At December 31, 2008, the Company employed a total of 179 full-time and part-time employees and believes that relations with its employees are good.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors and borrowers, not shareholders. Changes in applicable laws or regulations may have a material effect on our business and prospects. The Company’s operations may be affected by legislative changes and the policies of various regulatory authorities. At September 30, 2008, the Bank entered into an agreement with the OCC to improve its performance. The agreement seeks to enhance the bank’s existing practices and procedures in several areas. Among the areas included are: compliance, management oversight, planning, credit risk management, credit underwriting, liquidity, funds management, and information technology. While under this agreement the bank is subject to additional oversight and restrictions in terms of growth and capital. The Bank believes it has made great strides in complying with the agreement. It cannot predict the effect that the agreement, fiscal or monetary policies, or new federal or state legislation may have on its business and earnings in the future.

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

Permitted Activities.  Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in activities such as banking or managing or controlling banks, furnishing services to or performing services for its subsidiaries, and other activities that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution (such as a savings association, trust company functions, financial and investment advisory activities);

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services; and

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions performing selected insurance underwriting activities.

As a bank holding company, the Company also can elect to be treated as a “financial holding company,” which would allow the Company to engage in a broader array of activities. In sum, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. The Company has not sought financial holding company status, but may elect such status in the future as its business matures. If the Company were to elect financial holding company status, each insured depository institution the Company controls would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (CRA), discussed below.

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

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated there under, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

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

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Beach First National Bank — Capital Regulations.” Subject to these capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “Beach First National Bank — Dividends.” The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Beach First National Bank (Bank)

The Bank operates as a national banking association incorporated under the laws of the United States and subject to examination by the Office of the Comptroller of the Currency (the “OCC”). Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors. However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2009, and the bank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which, in part, fully insures non-interest bearing transaction accounts. At December 31, 2008, the Bank had time deposits of $250,000 or more of $52.5 million that would not be covered under the new FDIC insurance limits. Approximately $32 million, or 62%, of these deposits are collateralized by securities we have pledged to local public entities. The OCC and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

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

The OCC requires that the Bank maintain specified capital ratios of capital to assets and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. Two categories of regulatory capital are used in calculating these ratios — Tier 1 capital and total capital. Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets. Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

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

The minimum capital ratios for bank holding companies and banks are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage. To be eligible to be classified as “well-capitalized,” banks must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more. Certain implications of the regulatory capital classification system are discussed in greater detail below.

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

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

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

As of December 31, 2008, the Bank’s capital ratios were 8.38% for Tier 1 leverage, 10.60% for Tier 1 risk based, and 11.86% for Tier 2 risk based capital. Two of the three capital ratios are slightly below the ratios the OCC has asked the Bank to maintain. The Company continues to work with the OCC to ensure compliance with their directives.

Standards for Safety and Soundness.  The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the OCC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the OCC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans. The Bank has entered into an agreement with the OCC, effective September 30, 2008, to enhance the bank’s existing practices and procedures. The Bank believes it has made great progress in complying with the agreement.

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

Deposit Insurance and Assessments.  Beach First’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Institutions are assessed at annual rates ranging from 5 to 43 basis points, respectively, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures. Under a proposal announced by the FDIC on October 7, 2008, the assessment rate schedule would be raised uniformly by seven basis points (annualized) beginning on January 1, 2009. Beginning with the second quarter of 2009, base assessment rates before adjustments would range from 10 to 45 basis points, and further changes would be made to the deposit insurance assessment system, including requiring riskier institutions to pay a larger share. The proposal would impose higher assessment rates on institutions with a significant reliance on secured liabilities and on institutions which rely significantly on brokered deposits (but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth). The proposal would reduce assessment rates for institutions that hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 (defined below) capital. In addition, on February 27, 2009, the FDIC approved an interim rule to raise 2009 second quarter deposit insurance premiums for Risk Category I banks from 10 to 14 basis points to 12 to 16 basis points. The FDIC will also impose a 20-basis point special emergency assessment payable September 30, 2009, and the FDIC board authorized the FDIC to implement an additional 10 basis-point premium in any quarter. We anticipate our future insurance costs to be higher than in previous periods. However, we are not currently able to accurately determine the amount of additional cost.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (FICO). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings and Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2007 ranged from 1.14 cents to 1.22 cents per $100 of assessable deposits. For 2008, the FICO assessment ranged from 1.10 to 1.14 cents per $100 of assessable deposits.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

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

Anti-Tying Restrictions.  Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers. In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule. A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

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

Consumer Protection Regulations.  Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair and Accurate Credit Transactions Act requiring all financial institutions to develop, implement and maintain a written identity theft prevention program and to comply with the Red Flag regulations;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Enforcement Powers.  The Bank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors, and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations, or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ powers to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

Privacy and Credit Reporting.  Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law. The OCC and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information. The Bank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

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

Effect of Governmental Monetary Policies.  Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department, and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.

EESA also temporarily increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-

bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We will participate in the TAGP and are reviewing the DGP at the bank level.

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury’s Troubled Asset Relief Program (“TARP”), which includes programs under TARP such as the Capital Purchase Program in which we participate.

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

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely. Shareholders should carefully consider the risks described below in conjunction with the other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

The Company’s recent operating results may not be indicative of future operating results.

The Company’s loss for the year may continue due to the current economic climate. Because of our relatively small size and short operating history, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, real estate values, regulatory and legislative considerations, and competition, may also impede our ability to return to profitability.

The Company’s decisions regarding credit risk and reserves for loan losses may materially and adversely affect its business.

Making loans and other extensions of credit is an essential element of the Company’s business. Although the Company seeks to mitigate risks inherent in lending by adhering to specific underwriting practices, the Company anticipates that not all of its loans and other extensions of credit will be repaid. The risk of nonpayment is affected by a number of factors, including the duration of the credit, credit risks of a particular customer, changes in economic and industry conditions, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral, specifically in a market where there has been an unusually large decline in real estate values.

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

Due to the growth of the Bank and the type of loans originated in the past several years, a portion of the loan portfolio and the lending relationships are of relatively recent origin. In general, new loans have more uncertainty in terms of credit quality until they have been outstanding for a period of time, a process the Company refers to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer loan portfolio. Because the Company’s loan portfolio has some unseasoned loans, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes seasoned. If delinquencies and defaults increase, the Company may be required to increase its provision for loan losses, which would adversely affect its results of operations and financial condition.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Negative developments in the latter half of 2007 and during 2008 in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the EESA and the U.S. Treasury Department’s Capital Purchase Program, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

The EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The Treasury announced the Capital Purchase Program under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions.

In addition, the FDIC created the Temporary Liquidity Guarantee Program (“TGLP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP has two components. First, the TLGP includes the Transaction Account Guarantee Program (“TAGP”), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TLGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. Second, the TLGP includes the Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We will participate in the TAGP and are reviewing the DGP at the bank level.

On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the U.S. economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs. The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws. The Recovery Act also imposes certain limitations on compensation paid by participants in the Treasury’s Troubled Asset Relief Program (“TARP”), which includes programs under TARP such as the Capital Purchase Program.

There can be no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

The Company’s success depends significantly upon the growth in population, income levels, deposits, new business growth, and housing starts in its markets, especially in Horry, Beaufort, and Georgetown County. Our markets are also closely linked to tourism. The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio. If the communities in which the Company operates do not grow or if prevailing economic conditions are unfavorable, the Company’s business may not succeed. A continuation of the economic downturn or prolonged recession would likely contribute to the deterioration of the quality of the loan portfolio and reduce the level of deposits, which in turn would negatively impact the Company’s business. Interest received on loans represented approximately 91.0% of our interest income for the year ended December 31, 2008. If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, or especially in the Horry, Beaufort, and Georgetown Counties, borrowers may be less likely to repay their loans as scheduled. Moreover, in many cases the value of real estate or other collateral that secures the Company’s loans has been adversely affected by the economic conditions and could continue to be negatively affected. Unlike many larger institutions, the Company is not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. A continued economic downturn could, therefore, result in losses that materially and adversely affect the Company’s business.

Our small- to medium-sized business target markets may have fewer financial resources to weather a downturn in the economy.

We target the banking and financial services needs of small and medium sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities. If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may be adversely affected.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if it relies on misleading information.

In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

Changes in prevailing interest rates may reduce profitability.

Results of operations depend in large part upon the level of the Company’s net interest income, which is the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of assets and liabilities, a significant change in interest rates could have a material adverse effect on profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While the Company intends to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of its assets and liabilities, the efforts may not be effective and its financial condition and results of operations could suffer. The significant interest rate declines by the Federal Reserve have had an adverse impact on the Company’s net interest rate margin. No assurance can be given as to when and in what direction the Federal Reserve will adjust interest rates or that the results the Company anticipates will actually occur.

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

The Company operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various regulatory agencies. Compliance with regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of branches. The Company is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support growth. The Bank’s agreement with the OCC does restrict certain activities including the payment of dividends, growth, and the use of brokered deposits without prior approval.

The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect the Company’s ability to operate profitably. See “Risk Factors: Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.” There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

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

The Company has evaluated its internal controls to allow management to report on its internal controls. Effective internal controls are necessary to produce reliable financial reports and are important to helping prevent financial fraud.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We have entered into a formal written agreement with the OCC that requires us to take certain actions.

We entered into an agreement with the OCC on September 30, 2008 in which we committed to enhance the bank’s existing practices and procedures in several areas including Compliance, Management Oversight, Planning, Credit Risk Management, Credit Underwriting, Liquidity, Funds Management, and Information Technology. As a result of entering into a written agreement we will not meet the regulatory requirements to be eligible for expedited processing of branch applications and certain other regulatory approvals, and we will be required to get OCC or FDIC approval before making certain payments to departing executives and before adding new directors or senior executives. The Bank’s regulators have considerable discretion in whether to grant required approvals, and no assurance can be given that such approvals will be forthcoming. We expect that the matters covered by the requirements of the agreement, are and would be appropriate and prudent responses to the asset quality issues we are facing, and would not materially adversely impact the Bank’s operating results or financial condition.

If we fail to comply with the terms of our written agreement with the OCC, the OCC has the authority to subject us to a cease and desist order with more restrictive terms, to impose civil money penalties on us and our directors and officers, and, under certain circumstances, to remove directors and officers from their positions with the Bank.

We are required to maintain high capital levels.

The OCC has established Individual Minimum Capital Ratio levels of Tier 1 leverage ratio (8.50%), Tier 1 risk-based capital ratio (10.50%) and total risk-based capital ratio (12.00%) for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. The Bank’s capital levels in categories of total risk-based capital and Tier 1 leverage ratio are slightly less than those required under its Individual Minimum Capital Ratios, and because we have not maintained these required capital levels, the OCC may deem noncompliance to be an unsafe and unsound banking practice which would make the Bank subject to such administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions will be successful.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings and our ability to pay our liabilities as they come due.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2008, we paid $354,669 in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions, and the FDIC’s new Temporary Liquidity Guarantee Program, the deposit insurance premium assessments paid by all banks will likely increase. In addition, the FDIC has indicated that it intends to propose changes to the deposit insurance premium assessment system that will shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits.

The Company may need to raise additional capital in the future, but that capital may not be available.

The Company is required by regulatory authorities to maintain adequate levels of capital to support its operations. Currently, the Company is not in compliance with these regulatory requirements. The Company’s options include reducing the size of the balance sheet or increasing capital. Even if we succeed in meeting the regulatory capital requirements, we will need to raise adequate capital in the near future to support possible losses. The ability to raise additional capital will depend in part on conditions in the capital markets at that time, which are outside the Company’s control. Accordingly, the Company cannot be assured of its ability to raise additional capital on acceptable terms, or at all. If the Company cannot raise additional capital its ongoing viability could be materially impaired. In addition, if the Company raises additional equity capital, shareholder interest could be diluted.

Liquidity needs could adversely affect our financial condition and results of operation.

The primary sources of funds of our bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. The bank regulators may restrict our use of out of market time deposits and brokered funds. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

The Company faces strong competition for customers, which could prevent it from obtaining customers and may cause it to pay higher interest rates to attract customers.

The banking business is highly competitive and the level of competition facing us may increase further. The Company competes with commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, insurance companies, and other mutual funds. Competitors that are not depository institutions are generally not subject to the same extensive regulations that apply to the Company. The Company competes with these institutions both in attracting deposits and in making loans. The Company’s relative size can be a competitive disadvantage due to the lack of multi-state geographic diversification and the inability to spread our marketing costs across a broader market. There is a risk that the Company will not be able to compete successfully with other financial institutions in its market, and that the Company may have to pay higher interest rates to attract deposits, resulting in reduced profitability.

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

A significant portion of the Company’s loan portfolio is secured by real estate, and the recent weakening of the local real estate market could continue to adversely affect the business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2008, approximately 87.7% of the Company’s loans had real estate as a primary or secondary component of collateral. A weakening of the real estate market and property values, such as what is being encountered currently in the Company’s market area, could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans. This could have an adverse effect on our profitability and asset quality. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secure these loans, may also negatively impact financial condition. High insurance rates and cancellation of insurance policies along the coast could represent an inherent risk in the loan portfolio.

A percentage of the loans in our portfolio currently include exceptions to the Company’s loan policies and supervisory guidelines.

All of the Company’s loans are subject to written loan policies adopted by the Board of Directors and supervisory guidelines imposed by regulators. The Company’s loan policies are designed to reduce the risks associated with the loans by requiring Company personnel to perform certain tasks as part of the underwriting, pricing, and loan closing process. Loans that do not fully comply with our loan policies are known as “exceptions.” The Company categorizes exceptions as policy exceptions, financial statement exceptions and collateral exceptions. As of December 31, 2008, approximately 14.6% of the loans in the portfolio included material collateral exceptions to loan policies as compared to 17.5% reported December 31, 2007. As a result of these exceptions, such loans may have a higher risk of loss than the loans that comply with the loan policies. In addition, the Company may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in the loan portfolio represents an unsafe banking practice.

The Company generally underwrites loans in the portfolio in accordance with its own internal underwriting guidelines and regulatory supervisory guidelines. In certain circumstances the Company has approved loans which exceed either its internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2008, approximately $54.9 million of loans, or 97.7% of the Bank’s capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which 17 loans totaling approximately $2.9 million had loan-to-value ratios of 100% or more. Supervisory limits on commercial loan to value exceptions are set at 30% of the Bank’s capital. At December 31, 2008, $17.9 million of the commercial loans, or 29.21% of the Bank’s capital, exceeded the supervisory loan to value ratio. The number of loans in the portfolio with loan-to-value ratios in excess of supervisory guidelines, internal guidelines, or both could increase the risk of delinquencies and defaults in the portfolio.

We are exposed to the possibility of technology failure.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

The Company currently operates from seven banking locations along the South Carolina coast. Our branch offices are located in Beaufort, Horry, and Georgetown Counties. The Company also has an operation center and five loan production offices located in South Carolina, North Carolina, and Virginia.

Type of Office	Location	Leased or Owned

Main office	3751 Grissom Parkway, Myrtle Beach, South Carolina 29577	Owned(1)
Branch	Highway 544 in the Sayebrook Village Shopping Center in Surfside Beach, South Carolina 29588, which is south of Myrtle Beach	Leased(2)
Branch	Gator Hole Shopping Center at 710 Highway 17 North, North Myrtle Beach, South Carolina 29582, which is in the northern end of the Grand Strand	Leased(2)
Branch	Litchfield Market Village in Pawleys Island, South Carolina 29585, which is in Georgetown County at the southern end of the Grand Strand	Leased
Branch	Pineland Station Office Building at 430 William Hilton Parkway, Hilton Head Island, South Carolina 29926	Leased
Branch	The Village at Wexford Shopping Center at 1000 William Hilton Parkway, Hilton Head Island, South Carolina 29928	Leased
Branch	7202 North Kings Highway, Suite A, Myrtle Beach, South Carolina 29572	Leased
Bank operation facility	1509 North Kings Highway, Myrtle Beach, South Carolina, 29577	Leased
Loan Production Office	Mortgage Operations Center at 1384 Highway 17, Little River, South Carolina 29566	Leased
Loan Production Office	1005 Bullard Court, Raleigh, North Carolina 27615	Leased
Loan Production Office	10500 Wakeman Drive, Suite 300, Fredericksburg, Virginia 22407	Leased
Loan Production Office	Burke Town Shopping Plaza at 9554-F Old Keene Mill Road, Burke, Virginia 22015	Leased
Loan Production Office	2125 Ridgetop Circle, Sterling, Virginia 20166	Leased

(1)	The Company owns two-thirds of the company that owns the building, and the bank leases space from the Company.

(2)	The Company owns the building but leases the land.

The Company’s headquarters, built in partnership with Nelson Mullins Riley & Scarborough, LLP (NMRS), opened in December 2006 at the corner of 38th Avenue North and Grissom Parkway. The Company has moved the main office to this location and NMRS has relocated its Myrtle Beach legal office to the building. The Company purchased the land for approximately $1.8 million, and contributed the land to BFNM Building, LLC, an entity of which the Company owns two-thirds and NMRS owns one-third. The Company financed the construction project through a third-party lender with each of the owners being responsible for their respective interests in the project. The total land and construction project cost was $8.8 million, exclusive of tenant improvements. The Company leases two-thirds of the building (approximately 30,000 square feet) from BFNM Building, LLC, the entity that owns the building. Because the Company only occupies approximately 12,000 square feet of space the Company leases, the Company intends to lease the other 18,000 square feet of its portion to outside tenants. NMRS leases the remaining one-third of the building from BFNM Building, LLC, the entity that owns it.

The Company believes that all of its properties are adequately covered by insurance.

Item 3.	Legal Proceedings

From time to time the Company is involved in legal proceedings and claims in the ordinary course of our business. The Company is not aware of any legal proceedings or claims pending or threatened that the Company expects to have a material adverse effect on its financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters

The Company’s common stock was approved for listing on The NASDAQ Global Market in June 2005 under the symbol “BFNB.” As of March 30, 2009, the Company had approximately 1,515 shareholders of record. The following table shows the high and low closing sales prices published by NASDAQ for each quarter within the last two fiscal years.

	High	Low

Year end 2008:
First Quarter	16.34	12.61
Second Quarter	13.24	7.40
Third Quarter	11.01	5.91
Fourth Quarter	6.50	2.70
Year end 2007:
First Quarter	24.45	19.30
Second Quarter	23.50	21.94
Third Quarter	22.48	17.01
Fourth Quarter	18.92	15.75

To date, the Company has not paid cash dividends on common stock.

The following graph shows the performance of Beach First National Bancshares, Inc. in comparison to three indices over the time period from December 2003 to December 2008.

Total Return Performance

Item 6.	Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars and shares in thousands, except share amounts

Summary Balance Sheet Data:
Assets	$668,816	$605,988	$520,201	$397,389	$242,091
Federal funds sold and short term investments	6,580	566	14,011	25,521	463
Investment securities	70,595	65,678	68,475	43,976	36,183
Total loans, net of unearned, including HFS	558,367	509,908	410,515	307,424	189,060
Allowance for loan losses	(8,643)	(6,936)	(5,888)	(4,364)	(2,422)
Deposits	533,359	464,198	416,357	310,894	203,169
Federal funds purchased & other borrowings	16,165	18,288	—	—	—
Other borrowings (FHLB)	55,000	55,000	44,710	35,504	16,500
Junior subordinated debt	10,310	10,310	10,310	10,310	5,155
Shareholder’s equity	49,718	52,578	45,460	39,125	16,333
Summary Results of Operations Data:
Interest income	$41,362	$45,107	$36,487	$20,921	$11,597
Interest expense	22,160	22,482	16,029	7,189	3,331

Net interest income	19,202	22,625	20,458	13,732	8,266
Provision for loan losses	10,491	2,046	2,174	2,184	1,340

Net interest income after provision for loan losses	8,711	20,579	18,284	11,548	6,926
Noninterest income	5,231	7,578	3,937	1,118	1,037
Noninterest expense	19,681	18,933	12,523	7,545	5,682

Income (loss) before taxes	(5,739)	9,224	9,698	5,121	2,281
Income tax expense (benefit)	(2,030)	3,347	3,502	1,761	845
Net income (loss)	$(3,709)	$5,877	$6,196	$3,360	$1,436

Share Data:
Net income per share, basic	$(0.77)	$1.22	$1.30	$0.85	$0.48
Net Income per share, diluted	$(0.77)	$1.18	$1.27	$0.83	$0.46
Book value per share	$10.26	$10.85	$9.53	$8.23	$5.41
Weighted average number of shares outstanding:
Basic	4,845	4,818	4,764	3,976	3,016
Diluted	4,845	4,977	4,875	4,060	3,134
Performance Ratios:
Return on average assets	(0.56)%	1.04%	1.33%	1.08%	0.70%
Return on average equity	(6.94)%	12.01%	14.53%	11.37%	9.10%
Net interest margin	2.60%	4.20%	4.62%	4.60%	4.30%
End of period loan to deposit ratio	104.69%	109.85%	98.77%	95.25%	93.83%
Efficiency ratio	80.55%	62.73%	51.33%	50.81%	56.86%
Asset Quality Ratios:
Nonperforming assets, past due and restructured loans to total loans	4.13%	0.57%	0.40%	0.36%	0.04%
Nonperforming assets, past due and restructured loan to total assets	3.45%	0.48%	0.32%	0.30%	0.03%
Net charge-offs to average total loans	1.60%	0.21%	0.17%	0.10%	0.43%
Nonperforming loans to allowance for loan losses	231.05%	41.86%	27.59%	25.46%	3.18%
Allowance for loan losses to total loans at end of period	1.55%	1.36%	1.43%	1.40%	1.26%
Capital Ratios:
Average equity to average assets	8.13%	8.67%	9.18%	9.48%	7.71%
Leverage ratio	8.95%	11.20%	12.20%	13.80%	10.10%
Tier 1 risk-based capital ratio	11.29%	12.70%	13.80%	16.00%	10.50%
Total risk-based capital ratio	12.54%	14.00%	15.20%	17.40%	12.20%
Growth Ratios and Other Data:
Percentage change in net income	(163.10)%	(5.50)%	84.40%	134.00%	42.30%
Percentage change in diluted net income per share	(164.82)%	(7.10)%	53.60%	80.60%	37.30%
Percentage change in assets	10.37%	16.50%	30.90%	64.10%	46.60%
Percentage change in loans	9.50%	24.00%	31.90%	62.80%	41.20%
Percentage change in deposits	14.90%	11.50%	33.90%	53.00%	47.10%
Percentage change in equity	(5.44)%	15.60%	44.30%	87.30%	10.30%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section discusses the financial position, results of operation, and certain risk factors of the Company and its primary subsidiary, Beach First National Bank, during the periods included in the accompanying financial statements and should be read in conjunction with the financial statements, the related notes, and the other statistical information included in this report.

Overview

Beach First National Bancshares, Inc. (the “Company”) is the parent company of Beach First National Bank, (the “Bank”), a wholly owned subsidiary, and Beach First National Trust (the “Trust”) and Beach First National Trust II (the “Trust II”), both of which are non-consolidated subsidiaries. The Company also owns 66% of BFNM Building, LLC, which is a limited liability corporation formed solely for the construction of a corporate office building that houses the main office for the Bank. The trusts were established exclusively for the issuance of junior subordinated debt which was used to capitalize the Bank. The Company’s primary business activities are conducted by the Bank. The Company commenced operations on September 23, 1996 and completed its twelfth full year of operations on December 31, 2008. The Company focus is on serving the banking needs of small businesses and individuals with emphasis on local management and ownership.

The Bank’s primary market areas are located along the coastal regions of South Carolina and predominately center on the Metro regions of Myrtle Beach and Hilton Head Island, South Carolina. The Bank currently operates from seven banking locations. In addition to the main office in Myrtle Beach, there are six branches. The Bank opened the Surfside branch in June 2001, the North Myrtle Beach branch in November 2002, the Hilton Head Island branch in February 2003, the Litchfield/Pawleys Island area of the Grand Strand branch in 2004, the branch on the south end of Hilton Head Island in January 2005, and the branch at 73rd Avenue North in Myrtle Beach in April of 2008. All branches are full service.

In June 2006, the Bank added a mortgage division that originates and sells mortgages to investors. At December 31, 2008, the division had five loan production offices in South Carolina, North Carolina, and Virginia. The South Carolina office in Little River includes the mortgage operations staff. The North Carolina office is in Raleigh, and the three offices in Virginia are located in Burke, Fredericksburg, and Sterling.

The following table sets forth selected measures of our financial performance for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Net Income	$(3,708,116)	$5,876,630	$6,195,728	$3,359,643	$1,435,922
Total Assets	$668,815,617	$605,988,418	$520,201,339	$397,389,234	$242,091,345
Total Loans(1)	$558,366,909	$509,908,135	$411,214,856	$311,788,722	$191,481,765
Total Deposits	$533,358,709	$464,198,345	$416,357,129	$310,894,210	$203,168,958
Total Capital	$49,718,089	$52,578,050	$45,459,579	$39,125,413	$14,732,893

(1)	Includes mortgage loans held for sale and deferred fees.

The following discussion describes the Company’s results of operations for 2008 as compared to 2007 and 2007 compared to 2006 and also analyzes our financial condition as of December 31, 2008 as compared to December 31, 2007. Like most community banks, the Bank derives most of its income from interest on loans and investments. The primary sources of funding are deposits, customer repurchase agreements, and advances from the Federal Home Loan Bank (FHLB), on which interest is paid. Consequently, one of the key measures of success is the amount of net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and advances from FHLB. Another key measure is the spread between the yield earned on interest-earning assets and the yield on interest-bearing liabilities.

Tables are included to explain the Company’s performance. The “Average Balances, Income and Expenses, and Rates” table shows the average balance during 2008, 2007, and 2006 of each category of assets and liabilities, as well as the yield earned or the rate paid with respect to each category. The Company’s loans typically provide higher interest yields than do other types of interest earning assets, which is why loans are a substantial percentage of its earning assets. Similarly, the “Analysis of Changes in Net Interest Income” table demonstrates the impact of changing interest rates and changing volume of assets and liabilities during the years shown. The sensitivity of the various categories of assets and liabilities to changes in interest rates are included in an “Interest Sensitivity Analysis Table”. Other tables provide details about investment securities, loans, deposits, and other borrowings.

There are risks inherent in all loans so an allowance for loan losses is established to absorb probable losses on existing loans that may become uncollectible. The Company established and maintains this allowance by charging a provision for loan losses against operating earnings. In the “Loans and Allowance for Loan Losses” section there is a detailed discussion of the process, as well as several tables describing the allowance for loan losses and the allocation of the allowance among various loan categories.

In addition to earning interest on loans and investments, income is earned through fees and other expenses charged to customers. The various components of noninterest income, as well as noninterest expense, are detailed in the “Noninterest Income and Expense” section.

The Company has identified significant factors that may affect its financial position and operating results during the periods included in the accompanying financial statements. Management encourages everyone to read this discussion and analysis in conjunction with the financial statements, the related notes, and the other statistical information included in this report.

Critical Accounting Policies

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. Significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.

Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical. The judgments and assumptions used are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates. These differences could have a material impact on the carrying values of assets and liabilities and the Company’s results of operations.

The allowance for loan losses is a critical accounting policy that requires the most significant judgment and estimates used in preparation of the consolidated financial statements. Some of the more critical judgments supporting the amount of allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred may be different from management’s estimates provided in the consolidated financial statements. Refer to the portion of this discussion that addresses the allowance for loan losses for a more complete discussion of the Company’s processes and methodology for determining its allowance for loan losses.

Analysis of the Fiscal Years Ended December 31, 2008 and 2007 and 2006

Earnings Review

Overview.  For the year ended December 31, 2008, the Company’s net loss was $3.7 million, or ($0.77) per diluted common share, as compared to net income of $5.9 million, or $1.18 per diluted common share, for the year ended December 31, 2007, and $6.2 million, or $1.27 per diluted common share, for the year ended December 31, 2006. All per share data for all periods has been adjusted to reflect the 3-for-2 stock split in 2006. The net interest income decline, the increase in provision for loan losses, and the increase in noninterest expense contributed to the decline in the current year’s earnings. Return on average assets for 2008 was (0.56%) compared to 1.04% in 2007 and 1.33% in 2006. Return on average shareholders’ equity for 2008 was (6.94%) versus 12.01% in 2007 and 14.53% in 2006. The average equity to assets ratio was 8.13% in 2008, 8.67% in 2007, 9.18% in 2006 and 9.48% in 2005.

The Company had total assets of $668.8 million at December 31, 2008, an increase of 10.37% from $606.0 million at December 31, 2007. Total deposits increased to $533.4 million at December 31, 2008, up 14.9% from $464.2 million at December 31, 2007.

Since mid 2007, real estate values have been falling nationwide, and the default rates on mortgage loans have risen. There has been a resulting disruption in secondary markets for mortgages, especially in non-conforming loan products. The Federal Reserve Bank has reduced short-term rates to stimulate the economy. The Company has been affected by these events in such areas as mortgage banking, land acquisition, development and construction lending, and consumer lending. The Company has seen a rise in loan delinquencies and non-performing loans during 2008, and it continues to monitor its portfolio of real estate loans closely. In the current economic, credit, and market environment, there can be no assurance that the Company’s portfolio will continue to perform at current levels.

Net Interest Income

General.  The Company’s primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. The Company’s net interest income decreased $3.4 million, or (15.1%), to $19.2 million in 2008 from $22.6 million in 2007. Net interest income increased $2.1 million, or 10.6%, to $22.6 million in 2007 from $20.5 million in 2006. The level of net interest income is determined by the level of earning assets and the management of the net interest margin. The continued growth of our loan portfolio is the primary driver of the increase in net interest income. Average total loans increased from $458.7 million in 2007 to $550.0 million in 2008. In addition, average securities decreased to $73.3 million in 2008 compared to $73.4 million in 2007.

Net interest spread, the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 2.66% for the year ended December 31, 2008, compared to 3.63% for the year ended December 31, 2007, and 4.06% for the year ended December 31, 2006. The net interest margin, which is net interest income divided by average interest-earning assets, was 3.06% for the year ended December 31, 2008, 4.20% for the year ended December 31, 2007, and 4.62% for the year ended December 31, 2006.

Average Balances, Income and Expenses and Rates.  The following tables set forth, for the periods indicated, information related to our average balance sheet and average yields on assets and average rates paid on liabilities. The yield or rates were derived by dividing income or expense by the average balance of the corresponding assets or liabilities. The average balances are calculated from the daily balances from the periods indicated.

Average Balances, Income and Expenses, and Rates

	For the Years Ended December 31,
	2008			2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold, short term investments and trust preferred securities	$5,091,769	$117,346	2.30%	$6,290,203	$319,985	5.09%	$10,246,774	$485,515	4.74%
Investment securities	73,314,410	3,603,968	4.92%	73,409,038	3,722,477	5.07%	60,213,573	2,909,457	4.83%
Loans(1)	549,953,836	37,640,681	6.84%	458,703,105	41,064,557	8.95%	372,791,961	33,091,838	8.88%

Total earning assets	$628,360,015	$41,361,995	6.58%	$538,402,346	$45,107,019	8.38%	$443,252,308	$36,486,810	8.23%

Cash & due from banks	6,038,639			6,320,502			5,947,556
Other assets	22,228,441			19,474,074			15,399,446
Total assets	$656,627,095			$564,196,922			$464,599,310

Interest-bearing deposits
IBCA	16,468,363	80,672	0.49%	19,486,521	117,264	0.60%	21,514,975	233,353	1.08%
MMA	108,381,578	3,087,904	2.85%	106,912,339	4,320,864	4.04%	85,981,147	2,980,274	3.47%
Savings	3,141,369	32,573	1.04%	2,829,492	38,711	1.37%	3,265,767	45,840	1.40%
CDs < $100,000	121,603,964	5,969,879	4.91%	115,414,208	6,045,644	5.24%	93,095,247	4,367,921	4.69%
CDs > $100,000	139,990,796	5,240,628	3.74%	111,858,527	5,886,342	5.26%	92,326,041	4,324,574	4.68%
IRA	10,491,037	465,959	4.44%	9,256,635	456,461	4.93%	7,614,029	330,483	4.34%
CDARS	8,982,754	315,482	3.51%	—	—	—	—	—	—
Brokered CDs	73,172,254	3,457,722	4.73%	38,316,447	1,936,770	5.05%	29,833,796	1,428,767	4.79%
Total interest- bearing deposits	$482,232,115	$18,650,819	3.87%	$404,074,169	$18,802,056	4.65%	$333,631,002	$13,711,212	4.11%

Other borrowings	82,390,940	3,509,086	4.26%	69,671,556	3,679,917	5.28%	50,490,882	2,318,026	4.59%

Total interest- bearing liabilities	$564,623,055	$22,159,905	3.92%	$473,745,725	$22,481,973	4.75%	$384,121,884	$16,029,238	4.17%

Demand deposits	33,431,721			36,102,497			33,421,935
Other liabilities	5,171,544			5,416,265			4,402,565
Total liabilities	$603,226,320			$515,264,487			$421,946,384

Equity capital	53,400,775			48,932,435			42,652,928
Total liabilities and equity	$656,627,095			$564,196,922			$464,599,312

Net interest spread			2.66%			3.63%			4.06%
Net interest income/margin		$19,202,090	3.06%		$22,625,046	4.20%		$20,457,572	4.62%

(1)	In 2008, the effect of loans in nonaccrual status is significant to the computations. See Note 4 — Loans for additional information. All loans and deposits are domestic. Includes mortgage loans held for sale.

Analysis of Changes in Net Interest Income.  The following tables set forth the impact of the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented. The change in net interest income from 2007 to 2008 is primarily due to the increases in volume of both loans and deposits and changes in average interest rates.

Analysis of Changes in Net Interest Income

	For the Years Ended December 30,
	2008 Versus 2007			2007 Versus 2006
	Volume	Rate	Net Change	Volume	Rate	Net Change

Federal funds sold and short term investments and trust preferred securities	$(27,619)	$(175,020)	$(202,639)	$(201,272)	$28,509	$(172,763)
Investment securities	(4,652)	(113,857)	(118,509)	669,125	155,633	824,758
Loans	6,245,505	(9,669,381)	(3,423,876)	7,691,038	277,176	7,968,214

Total earning assets	6,213,234	(9,958,258)	(3,745,024)	8,158,891	461,318	8,620,209
Interest-bearing deposits	3,022,838	(3,174,075)	(151,237)	3,277,805	1,813,039	5,090,844
Other borrowings	502,977	(712,557)	(151,237)	1,013,086	348,805	(151,237)

Total interest-bearing liabilities	3,525,815	(3,886,632)	(302,474)	4,290,891	2,161,844	4,939,607

Net interest income	$2,687,419	$(6,071,626)	$(3,442,550)	$3,868,000	$(1,700,526)	$3,680,602

(1)	Volume-rate changes have been allocated to each category proportionately based on the percentage of the total change.

Interest Rate Sensitivity.  A significant portion of the Company’s assets and liabilities are monetary in nature, and consequently are very sensitive to changes in interest rates. This interest rate risk is the Company’s primary market risk exposure, and it can have a significant effect on the net interest income and cash flows. The exposure to market risk is monitored on a regular basis and is managed by the pricing and maturity of assets and liabilities to diminish the potential adverse impact that changes in interest rates could have on the net interest income.

Net interest income is also affected by other significant factors, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities. The Company performs asset/liability modeling to assess the impact of varying interest rates and the impact that balance sheet mix assumptions will have on net interest income. Interest rate sensitivity is managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities that reprice in the same time interval helps to hedge risks and minimize the impact on net interest income in rising or falling interest rates. The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, the Company determines the amount of assets or liabilities that mature or reprice during a particular period in accordance with the contractual terms of the asset or liability. The Company includes adjustable rate loans in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and includes fixed rate loans in the periods in which the Company anticipates they will be repaid based on scheduled maturities. Savings accounts and interest-bearing demand accounts (interest bearing checking and money market deposit accounts), which are generally subject to immediate withdrawal, are in the “Within three months” category, although historical experience has proven these deposits to be more stable over the course of a year.

Interest Sensitivity Analysis

	December 31, 2008
		After Three	After One
	Within	but within	but within	After
	Three Months	Twelve Months	Five Years	Five Years	Total

Assets
Earning assets:
Federal funds sold and short term investments	$6,374,845	$—	$—	$310,000	$6,684,845
Investments, including FHLB,FRB, & Trust	—	—	10,851,788	64,302,123	75,153,911
Gross loans(1)	337,344,234	66,796,968	144,533,937	9,694,524	558,369,663

Total earning assets	$343,719,079	$66,796,968	$155,385,725	$74,306,647	$640,208,419

Liabilities
Interest-bearing liabilities
Money market and interest checking	106,625,525	—	—	—	106,625,525
Regular savings deposits	3,491,913	—	—	—	3,491,913
Time deposits	90,325,697	183,745,900	27,684,554	107,239	301,863,390
Brokered CDs and CDARS	9,614,010	65,896,239	21,239,000	—	96,749,249
FHLB advances	—	—	32,500,000	22,500,000	55,000,000
Other borrowings	9,670,067	260,947	1,611,818	4,622,190	16,165,022
Junior subordinated debentures	—	—	—	10,310,000	10,310,000

Total interest-bearing liabilities	$219,727,212	$249,903,086	$83,035,372	$37,539,429	$590,205,099

Period gap	$123,991,867	$(183,106,118)	$72,350,353	$36,767,218	$50,003,320
Cumulative gap	$123,991,867	$(59,114,251)	$13,236,102	$50,003,320	$100,006,640
Ratio of cumulative gap to total earning assets	36.07%	(88.50)%	8.52%	67.29%	15.62%

(1)	Unearned fees and unamortized loan origination costs totaling $294,921 are excluded from the above analysis. Mortgage loans held for sale are included. Of the $337 million of loans that reprice within three months, $215 million (63%) have already reached their floor interest rates as of December 31, 2008.

Allowance for Loan Losses

The allowance for loan losses was established through a provision for loan losses charged to expense on the statement of income. The allowance for loan losses represents an amount which management believes will be adequate to absorb probable losses on existing loans that may become uncollectible. Management’s judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove to be accurate. The evaluation of the allowance is segregated into general allocations and specific allocations. For general allocations, the portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified trends or changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (installment and revolving), mortgage loans, and commercial loans and may be adjusted for other risk factors. To allow for modeling error, a range of probable loss ratios is then derived for each segment. The resulting percentages are then applied to the dollar amounts of the loans in each segment to arrive at each segment’s range of probable loss levels. Certain nonperforming loans are individually assessed for impairment under SFAS No. 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

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

The amount of the allowance is based on the existing circumstances each time it is evaluated. The Company charges recognized losses and adds subsequent recoveries back to the allowance for loan losses. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not prove to be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

The allocation of the allowance to the respective loan segments is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio. In addition, the allowance is subject to examination and adequacy testing by regulatory agencies, which may consider such factors as the methodology used to determine adequacy and the size of the allowance relative to that of peer institutions, and other adequacy tests. Such regulatory agencies could require the Company to adjust the allowance based on information available to them at the time of their examination.

At December 31, 2008, the allowance for loan losses was $8.6 million, or 1.55% of outstanding total loans, compared to an allowance for loan losses of $6.9 million, or 1.36% of outstanding total loans, at December 31, 2007. This increase is due to the downturn of the economy and the local real estate market.

Provision for Loan Losses

An allowance for loan losses is established through a provision for loan losses on the statement of income. Management reviews the loan portfolio periodically to evaluate outstanding loans, measure the performance of the portfolio, and the adequacy of the allowance for loan losses. The provision for loan losses was $10.5 million for 2008, $2.0 million for 2007, and $2.2 million for 2006. The provision was the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix, concentration and quality of the current loan portfolio. Please see the discussion under “Allowance for Loan Losses” for a description of the factors considered in determining the amount of the provision expensed each period.

Nonperforming Assets

The Company discontinues accrual of interest on a loan when collection of interest from the borrower is doubtful. Management takes into account factors such as the borrower’s financial condition, economic and business conditions, and the results of its previous collection efforts. The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults, and foreclosures, and we believe that these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure. These conditions have adversely affected our loan portfolio. Generally, a delinquent loan is placed in nonaccrual status when the loan becomes 90 days or more past due. When a loan is placed on nonaccrual status, all interest which has been accrued but not paid is reversed and it is deducted from earnings. No additional interest is accrued on the loan balance until management concludes the collection of both principal and interest is reasonably certain.

Nonperforming Assets

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonaccrual loans
Commercial	$819	$110	$—	$85	$—
Real estate — construction	8,805	1,460	938	193	—
Real estate — mortgage	8,534	1,321	661	795	70
Consumer	27	12	26	38	7

Total	$18,185	$2,903	$1,625	$1,111	$77

Accruing loans which are contractually past due 90 days or more
Commercial	131	—	—	—	—
Real estate — construction	68	—	—	—	—
Real estate — mortgage	1,545	—	—	—	—
Consumer	39	—	—	—	1

Total	1,783	—	—	—	1

Total nonperforming loans	$19,968	$2,903	$1,625	$1,111	$78

Other real estate owned & repossessed assets	3,112	15	15	63	—
Total nonperforming assets	$23,080	$2,918	$1,640	$1,174	$78

Total nonperforming loans to total loans	3.58%	0.57%	0.40%	0.36%	0.04%
Total nonperforming loans to total assets	2.99%	0.48%	0.31%	0.28%	0.03%
Total nonperforming assets to total assets	3.45%	0.48%	0.32%	0.30%	0.03%

At December 31, 2008, there were $1.8 million of loans which were contractually past due 90 days or more and still accruing interest. Of this amount, $62 thousand was subsequently repaid and the remaining loans were placed on nonaccrual status.

There were 60 nonaccrual loans totaling $18.2 million at December 31, 2008. Two of the nonaccrual loans totaled $5.7 million. The larger of the two nonaccrual loans, at $4.7 million, is a commercial real estate loan secured by two first real estate mortgages, one second real estate mortgage, and personal guarantees of the borrower. The second large nonaccrual loan was a $1 million residential real estate loan secured by a first real estate mortgage. Interest income that would have been received for the years ended December 31, 2008 and 2007 had nonaccrual loans been current in accordance with their original terms amounted to $1,222,542 and $259,958 respectively. Real estate acquired through foreclosure totaled $3,111,741 at December 31, 2008;

$15,000 at December 31, 2007; $15,000 at December 31, 2006; and $62,967 at December 31, 2005. The Company did not have any real estate acquired through foreclosure during the period ended December 31, 2004.

Loans that are current as to principal and interest are not included in our nonperforming assets categories. However, management will classify a current loan as a potential problem loan if there is a weakness that if not corrected could cause the borrower not to perform pursuant to terms of the contract. Management considers the level of potential problem loans in determining the adequacy of the allowance for loan losses. At December 31, 2008, classified loans totaled $33.9 million. Classified loans consist primarily of 119 loans with the largest amount to any one borrower being $4.7 million with the smallest amount being $1,573. At December 31, 2007, classified loans totaled $5.2 million. Classified loans consist primarily of 37 loans with the largest amount to any one borrower being $1.2 million with the smallest being below $1,000. At December 31, 2006, classified loans totaled $3.0 million. Classified loans consist primarily of thirty-four loans with the largest amount to any one borrower being $655,310. In 2008 special mention loan totaled $15.6 million. These loans consist of 28 loans with the largest amount to any one borrower being $3.9 million. In at December 31, 2007, special mention loans totaled $5.1 million. This consisted of 17 loans with the largest amount to any one borrower being $2.4 million. At December 31, 2006, special mention loans totaled $11,410 and consisted of one loan to one borrower in the amount of $11,410.

The following table sets forth certain information with respect to the allowance for loan losses and the composition of charge-offs and recoveries for the years ended December 31, 2008 to December 31, 2004.

Allowance for Loan Losses

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Average total loans outstanding	$549,954	$458,703	$372,792	$251,306	$159,321
Total loans outstanding at period end	$558,367	$509,908	$411,215	$311,789	$191,482

Total nonperforming loans	$19,968	$2,903	$1,625	$1,111	$77

Above includes mortgage loans held for sale
Beginning balance of allowance	$6,936	$5,888	$4,364	$2,422	$1,760
Loans charged-off:
Real Estate	7,570	294	307	16	126
Commercial	1,189	577	384	200	530
Consumer	99	114	101	64	27

Total loans charged-off	8,858	985	792	280	683
Recoveries:
Real Estate	7	9	128	—	—
Commercial	60	7	5	28	—
Consumer	7	21	9	10	—

Total recoveries	74	37	142	38	5

Net loans charged-off	8,784	948	650	242	678
Transfer to mortgage recourse reserve		50
Provision for loan losses	10,491	2,046	2,174	2,184	1,340

Balance at period end	$8,643	$6,936	$5,888	$4,364	$2,422

Net charge-offs to average loans	1.60%	0.21%	0.17%	0.10%	0.43%
Allowance as a percent of total loans	1.55%	1.36%	1.43%	1.40%	1.26%
Nonperforming loans as a percentage of ALL	231.04%	41.86%	27.60%	25.46%	3.18%

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

Allocation of the Allowance for Loan Losses

	For the Years Ended December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$1,089	10.57%	$1,228	11.80%	$947	10.70%	$596	13.50%	$437	17.30%
Real estate construction	987	6.04%	1,175	12.50%	761	10.70%	194	8.30%	200	8.50%
Real estate mortgage	6,413	81.66%	4,335	74.00%	3,832	76.70%	2,023	75.80%	1,041	70.50%
Consumer	140	1.73%	167	1.70%	146	1.90%	102	2.40%	128	3.70%
Unallocated	14	—	31	—	202	—	1449	—	616	—

Total allowance for loan losses	$8,643	100.00%	$6,936	100.00%	$5,888	100.00%	$4,364	100.00%	$2,422	100.00%

Noninterest Income and Expense

Noninterest Income.  Noninterest income was $5.2 million for the year ended December 31, 2008, down 31.3% from $7.6 million for the year ended December 31, 2007. The decrease in 2008 relates to the slowing of mortgage production related income, as mortgage interest rates increased and there was a tightening of the credit guidelines for consumers, and the losses on the sale of other real estate owned. Noninterest income increased 92.5% from $3.9 million in 2006 to $7.6 million in 2007. The increase in noninterest income is related primarily to the income from our mortgage lending division that we added in June 2006. With the formation of the Company’s mortgage lending division during the second quarter of 2006, revenues from mortgage operations increased dramatically. This accounts for the sequential, year over year increases in mortgage production income for each of 2007 and 2006.

Other income decreased 1.65% to $1,185,603 in 2008 from $1,205,504 in 2007, and increased 130.2% from $549,366 in 2006. The decrease in 2008 was primarily attributed to losses associated with other real estate owned (OREO) and the derivative mortgage adjustment. Gain on sale of fixed assets was $220, $6,324, and $583,011, for 2008, 2007, and 2006, respectively. The increase in 2006 is due to a one-time gain of $581,711 on the sale of the bank’s former main office in June 2006. Merchant income increased from $164,229 in 2006, to $665,811 in 2007, and to $892,113 in 2008. The increase in 2006 and 2007 related to the launch of merchant credit card processing and the issuance of credit cards in the bank’s name. Prior to this issuance, the bank offered credit cards through a third party.

Noninterest Expense.  Noninterest expense totaled $19.7 million for the year ended December 31, 2008, up from $18.9 million for the year ended December 31, 2007 and $12.5 million for the year ended 2006. As a percentage of total assets, our total noninterest expenses were 2.41% in 2006, 3.13% in 2007, and 2.94% in 2008. The increase in total noninterest expenses relates to 1) the formation of the company’s mortgage division during the second quarter of 2006, 2) the launching of merchant credit card processing, and 3) the continued growth of assets as the result of expansion of the company’s branch network. Noninterest expenses in 2007 reflect a full year of operation of the mortgage division, while 2006 results reflect less than a full year of operation. As a result of organic growth through branch expansion, total assets grew by 10.35% during 2008, 16.49% during 2007, and 30.9% during 2006.

Salaries and wages and employee benefits, the largest component of noninterest expense, decreased by $327,705 to $9,078,660 during 2008, from $9,406,365 during 2007. The principal reason for this decrease is a reduction in incentive pay for the bank and commission salaries for the mortgage department based on reduced mortgage loan volume sold to investors.

The Company had 158, 152, and 119 full-time equivalent employees at the end of 2008, 2007, and 2006, respectively. The increase during the three year period relates to the start-up of the mortgage lending division during the second quarter of 2006, and, to a lesser extent, the growth in branch and administrative staffing due to the volume increase in core banking functions.

Advertising and public relations expenses were $521,099, $615,552, and $387,056 for 2008, 2007, and 2006, respectively. The decline in advertising and public relations expenses in 2008 was part of the Bank’s cost reduction effort.

Professional fees were $742,836, $725,122, and $311,627 for 2008, 2007, and 2006, respectively. Professional fees continue to increase due to the growth in size and complexity of the Company, the regulatory fees associated with such growth, and the escalating cost of accounting, auditing, and legal services related to being a public company, including expenses directly related to Sarbanes-Oxley (SOX) compliance. In 2008, audit fees related to SOX decreased, however these fees were replaced by audit fees associated with the agreement with the Office of the Comptroller of the Currency (OCC).

Occupancy costs for the year ended December 31, 2008, were $1.7 million, compared to $1.7 million in 2007 and $1.1 million in 2006. During 2008 steps were taken to reduce to costs associated with occupancy expenses.

Data processing fees increased in 2008 to $1,045,600 from $748,446 in 2007 and $547,747 in 2006. Data processing costs are primarily related to the volume of loan and deposit accounts and transaction activity. In April 2008, the Company converted to a new core operating system. The one time conversion cost of $225,760 was expensed in the second quarter of 2008.

The increase in mortgage production related expenses during the three year period relates primarily to credit and collection expense and other operating expenses in the mortgage operation which was established during the second quarter of 2006. The increase in merchant processing expenses relate to the launch of merchant credit card processing commencing in 2006.

Total other operating expenses increased 40.81% to $3.8 million in 2008 from $2.7 million in 2007. Total other operating expenses increased 41.44% to $2.7 million in 2007 from $1.9 million in 2006. The increase during the three year period relates to the continued growth of assets as the result of expansion of the company’s balance sheet. The following table presents a comparison of other operating expenses by expense category:

	Other Operating Expenses
	For the Years Ended December 31,
	2008	2007	2006

Telephone	$167,264	$144,924	$84,081
Postage and freight	139,471	99,733	73,884
Armored car	59,440	91,508	86,482
Credit and collection-bank	499,769	146,073	187,741
Dues and subscriptions	162,814	136,788	117,976
Employee travel, conferences, meals, and lodging	133,474	259,456	189,603
Business development and donations	379,362	362,261	106,137
FDIC insurance	354,669	166,240	41,037
Other insurance	60,632	50,932	44,898
Debit/ATM	123,163	96,721	77,871
Credit card processing fees	67,233	49,794	63,043
Software maintenance	285,824	127,579	61,610
Director BOLI	132,101	118,972	137,289
Mortgage recourse expense	230,000	205,000	50,000
Mortgage foreclosure expense	123,008	47,167	6,031
Director and advisory fees	293,749	106,850	3,500
Furniture and equipment	291,601	297,781	427,015
Other operating expenses	297,997	192,055	150,587

Total	$3,801,571	$2,699,834	$1,908,785

Income Taxes.  Total income tax benefit included in the Consolidated Statements of Income was $2.0 million in 2008, income tax expense was $3.3 million in 2007, and $3.5 million in 2006. The Company’s effective tax rates were 35% for 2008, 36% for 2007, and 36% for 2006.

Financial Condition

General.  Total assets were $668.7 million at December 31, 2008, an increase of 10.35% from $606.0 million at December 31, 2007. Total assets consisted primarily of $550.5 million in net loans, including loans held for sale (HFS), and $70.6 million in investments. Liabilities at December 31, 2008, totaled $619.0 million, consisting primarily of $533.4 million in deposits and $55.0 million in Federal Home Loan Bank (FHLB) advances. Total deposits increased to $533.4 million at December 31, 2008, up 14.9% from $464.2 million at December 31, 2007. Shareholders’ equity decreased $2.9 million to $49.7 million at December 31, 2008, as compared to $52.6 million at December 31, 2007.

Investment Securities.  Investment securities averaged $68.5 million and $69.3 million for the years ended December 31, 2008 and 2007, respectively, representing 10.9% of average earning assets in 2008 and 12.9% in 2007. At December 31, 2008, the total portfolio had a book value of $69.5 million, and a market value of $70.6 million, for an unrealized net gain of $1.1 million. This compares to a market value of $65.7 million at December 31, 2007, and $68.5 million at December 31, 2006.

Investment Securities

	For the Years Ended December 31,
	2008	2007	2006

Government sponsored enterprises	$12,635,436	$28,077,051	$65,594,517
Mortgage backed securities	56,162,780	36,043,362	1,064,014
Other	1,796,595	1,557,580	816,000

Total investment securities	70,594,811	65,677,993	67,474,531
Other	4,559,100	4,379,300	3,459,600

Total investments	$75,153,911	$70,057,293	$70,934,131

At December 31, 2008, Federal Funds sold and short term investments totaled $6.6 million compared with $566 thousand at December 31, 2007. The funds are generally invested in maturities of six months or less in federal funds or other financial institutions.

Contractual maturities and yields on the investment securities (all available for sale) at December 31, 2008 are set forth on the following tables based on market values. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities are generally invested in government sponsored enterprises and mortgage backed securities with an average life of six years or less.

Investment Securities Maturity Distribution and Yields

	December 31, 2008
			After One Year through		After Five Years through
	Less than One Year		Five Years		Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Government sponsored enterprises	$—	—	$7,083,936	3.81%	$5,551,500	5.24%	$—	—
Mortgage backed securities	—	—	3,767,851	3.70%	18,829,808	4.54%	33,565,121	4.85%
Other	—	—	—	—	—	—	1,796,595	4.67%

Total	$—	—	$10,851,787	3.87%	$24,381,308	4.70%	$35,361,716	4.77%

Loans.  Loans are the largest component of earning assets and typically provide higher yields than other types of earning assets. During 2008, loans represented 87.5% of average earning assets, representing an increase from the 85.2% that they represented during 2007. At December 31, 2008, net loans, which are gross loans less the allowance for loan losses and deferred loan fees plus mortgage loans HFS, totaled $549.7 million, an increase of $46.8 million, or 9.30%, from December 31, 2007. Average gross loans, including HFS loans, increased 19.9% from $458.7 million with a yield of 8.95% in 2007 to $550.0 million with a yield of 6.84% in 2008. Average gross loans increased from $372.8 million with a yield of 8.88% in 2006. The decrease in yield on loans was due to the decreasing interest rate environment in 2007 and 2008. Variable rate loans make up approximately 53% of our loan portfolio compared to 47% in fixed rates. The interest rates charged on loans vary with the degree of risk and the maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.

Mortgage loans constitute the principal component of our loan portfolio. Mortgage loans represented 81.4%, 73.6%, and 76.0% of the portfolio at year end 2008, 2007, and 2006, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to enhance the likelihood of the ultimate repayment of the loan and tends to increase the size of our real estate loan portfolio component. Generally, the Company limits the loan-to-value ratio to 80%. The Company attempts to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral.

The following table shows the composition of the loan portfolio, including loans HFS, by category at December 31, for the years indicated.

Composition of Loan Portfolio

	For the Years Ended December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)

Commercial	$59,040	10.7%	$60,376	12.0%	$43,975	11.0%	$42,183	13.5%	$33,031	17.2%
Real estate — construction	33,742	6.1%	63,988	12.7%	44,033	11.0%	25,846	8.3%	16,255	8.5%
Real estate — mortgage	448,970	81.4%	370,989	73.6%	303,211	76.0%	236,539	75.8%	134,978	70.4%
Consumer	9,700	1.8%	8,505	1.7%	7,784	2.0%	7,488	2.4%	7,554	3.9%

Portfolio loans, gross	$551,452	100.0%	$503,858	100.0%	$399,003	100.0%	$312,056	100.0%	$191,818	100.0%

Unearned loan fees and costs, net	(295)		(425)		(266)		(268)		(336)
Allowance for possible loan losses	(8,643)		(6,936)		(5,888)		(4,364)		(2,422)

Portfolio loans, net	542,514		496,497		392,849		307,424		189,060
Mortgage loans held for sale	7,210		6,476		12,478		—		—

Loans, net	$549,724		$502,973		$405,327		$307,424		$189,060

The following tables set forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the loan portfolio as of December 31, 2008. The information in this table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon their maturity. Actual repayments of loans may differ from maturities reflected above because borrowers may have the right to prepay obligations with or without prepayment penalties.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
(Includes mortgage loans held for sale)

	December 31, 2008
		After One but
	One Year or Less	within Five Years	After Five Years	Total

Commercial	$28,411,079	$22,683,602	$7,945,388	$59,040,069
Real estate mortgage	214,735,551	189,982,411	50,974,875	455,692,837
Real estate construction	26,714,530	6,900,216	126,720	33,741,466
Consumer	5,197,752	4,339,111	146,875	9,683,738

Total from maturity schedules	$275,058,912	$223,905,340	$59,193,858	$558,158,110
Loans in process	208,799	—	—	208,799

Total	$275,267,711	$223,905,340	$59,193,858	$558,366,909

Loans maturing after one year with fixed interest rates totaled $154,228,462, and variable interest rates totaled $128,870,735 as of December 31, 2008.

Funding Sources

Deposits and Other Interest-Bearing Liabilities.  Average total deposits were $515.7 million in 2008, up 17.1% from $440.2 million in 2007. Average interest-bearing deposits were $482.2 million in 2008, up 19.3% from $404.1 million in 2007. These increases were primarily a result of the continued expansion of the Company. Deposit growth was attributable to internal growth and the generation of new deposit accounts due primarily to special promotions and increased advertising. Interest bearing checking accounts increased primarily due to a change mandated in 2005 by the South Carolina Bar Association requiring that all lawyer trust accounts be interest bearing. This created a shift from demand deposit accounts to interest bearing checking accounts.

Core deposits, by bank regulatory definition excludes certificates of deposit (CD) of $100,000 or more, CDARS, and brokered deposits, provide a relatively stable funding source for the Company. By this definition, core deposits were $285.3 million at December 31, 2008, a slight decrease of 3.7% compared to $275.2 million at December 31, 2007. Of the $151.3 million in CDs in excess of $100,000, $72.2 million (48%) are for individual CDs between $100,000 and $150,000 with an average CD balance of $107,150. The Company includes the $72.2 million in core deposits for internal reporting purposes. The CDARS product allows the bank to develop local relationships with customers that have large deposit balances but are concerned about maintaining safety of the deposit balances. This product has historically been a stable base of deposits for banks involved in this product. The bank regulators are currently reviewing their definition of core deposits for the CDARS product.

A stable base of deposits continues to be the Company’s primary source of funding to meet both short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were approximately 53.5% at December 31, 2008 and approximately 59.2% at December 31, 2007. The loan-to-deposit ratio was 103.1% at December 31, 2008 versus 108.4% at December 31, 2007. The average loan-to-deposit ratio was 106.7% during 2008 and 104.2% during 2007.

The following table sets forth deposits by category as of December 31, of each respective year:

Deposits by Category

	For the Years Ended December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits

Noninterest bearing demand	$24,628,632	4.62%	$33,138,936	7.14%	$37,194,469	8.93%	$31,152,603	10.02%	$32,540,139	16.02%

Interest bearing demand	15,916,904	2.98%	20,377,754	4.39%	21,336,836	5.12%	22,235,452	7.15%	7,770,363	3.82%

Money market accounts	90,708,621	17.01%	103,821,154	22.37%	103,056,865	24.75%	70,090,021	22.54%	65,912,428	32.44%

Savings accounts	3,491,913	0.65%	2,988,881	0.64%	3,303,763	0.79%	3,639,178	1.17%	3,003,904	1.48%

Time deposits < $100,000	150,533,893	28.22%	114,903,254	24.75%	119,547,756	28.71%	76,642,285	24.65%	42,794,575	21.06%

Time deposits > $100,000	151,329,497	28.37%	142,833,366	30.77%	97,273,441	23.36%	83,386,672	26.82%	47,190,549	23.23%

CDARS	21,964,249	4.12%	—	—	—	—	—	—	—	—

Brokered deposits	74,785,000	14.02%	46,135,000	9.94%	34,644,000	8.32%	23,748,000	7.64%	3,957,000	1.95%

Total deposits	$533,358,709	100.00%	$464,198,345	100.00%	$416,357,130	100.00%	$310,894,211	100.00%	$203,168,958	100.00%

The following table sets forth deposits by category with the average balance and the average rate paid for each category. All deposits are domestic.

Average Balances and Rates

	For the Years Ended December 31,
	2008		2007		2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest bearing demand	$33,432	—	$36,102	—	$33,422	—	$31,114	—	$27,060	—

Interest bearing demand	16,468	0.49%	19,487	0.60%	21,515	1.08%	17,236	0.55%	6,182	0.35%

Money market accounts	108,382	2.85%	106,912	4.04%	85,981	3.47%	75,684	2.43%	38,956	1.76%

Savings accounts	3,141	1.04%	2,829	1.37%	3,266	1.40%	3,587	1.09%	3,169	0.80%

Time deposits	272,086	4.29%	236,530	5.24%	193,035	4.67%	110,964	3.25%	87,439	2.23%

Brokered CDs	73,172	4.73%	38,317	5.05%	29,834	4.79%	9,378	3.56%	3,957	2.93%

CDARS	8,983	3.51%	—	—	—	—	—	—	—	—

Total	$515,664		$440,177		$367,053		$247,963		$166,763

As of December 31, 2008, time deposits greater than $100,000 that matured within three months were $51.3 million, those over 3 months through 12 months were $96.7 million and time deposits greater than $100,000 that had a maturity greater than 12 months were $3.4 million.

Due to the seasonal nature of our market areas, deposit growth is strong during the summer months and loan demand usually reaches its peak during the winter months. Thus, the Company historically has a more favorable liquidity position during the summer months. To meet loan demand and liquidity needs during the winter months, the Company typically offers rate specials on deposits. Deposit growth during the summer months is invested in temporary investments and short-term securities. Additionally, the Company has access to other funding sources including federal funds purchased from correspondent banks, a line of credit with the Federal Home Loan Bank (FHLB), and a seasonal line of credit with the Federal Reserve Discount Window.

Borrowings.  Total borrowings outstanding at December 31, 2008 were $81.5 million, at December 31, 2007 were $83.6 million, and at December 31, 2006 were $55.0 million. Short-term borrowings were $9.6 million at December 31, 2008, $11.3 million at December 31, 2007, and $0.0 at December 31, 2006. During 2008, average short-term borrowings were $10.3 million compared to $3.6 million in 2007 and $5.5 million in 2006. The maximum outstanding short-term borrowings during any month-end period for 2008, 2007, and 2006 were $14.3 million, $13.5 million, and $8.9 million, respectively. Long-term borrowings aggregated $71.9 million, $72.2 million, and $55.0 million at December 31, 2008, 2007, and 2006, respectively. Average long-term borrowings were $72.1 million, $66.0 million, and $49.4 million for 2008, 2007, and 2006, respectively. At December 31, 2008, the borrowings included $55.0 million of advances from the FHLB, $10.3 million of junior subordinated debentures, and $6.6 million of indebtedness on the main office building. At December 31, 2007, there was $55.0 million of FHLB advances, $10.3 million of junior subordinated debentures, and $7.0 million of indebtedness on our main office building. At December 31, 2006, there was $37.5 million of FHLB advances, $10.3 million of junior subordinated debentures, and $7.2 million of indebtedness on our main office building. Funds were obtained from the FHLB to fund loan growth. For more information on borrowings, refer to Notes 8, 9, and 10 of the Notes to the Consolidated Financial Statements.

Junior Subordinated Debt

The average and period end balances of the junior subordinated debt totaled $10.3 million in 2008 and 2007. The maximum amount outstanding during any month-end period at December 31, 2008 was $10.3 million with an average rate of 5.71%. At December 31, 2007, the maximum outstanding during any month-end period was $10.3 million with an average rate of 7.78%.

The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 6.53% and 3.90% at December 31, 2008. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. The Company has no current intention to exercise its right to defer payments of interest on the trust preferred securities. The Company has the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. The trust preferred securities can be redeemed prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $28,750 at December 31, 2008, $33,943 at December 31, 2007, and $41,067 at December 31, 2006. These costs are included in other assets on the Consolidated Balance Sheets. Amortization of debt issuance costs from trust preferred debt totaled $5,193 during 2008, $5,005 during 2007, and $4,588 during 2006, and is reported in noninterest expenses on the Consolidated Statements of Income.

Capital Standards and Regulatory Matters

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the capital adequacy guidelines, regulatory capital is classified into two tiers. These guidelines require an institution to maintain a certain level of Tier 1 and Tier 2 capital to risk-weighted assets. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% based on the risks believed to be inherent in the type of asset. Tier 2 capital consists of Tier 1 capital plus the general reserve for loan losses, subject to certain limitations. The Company is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” total risk-based capital must be at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

On June 14, 2005, the Company closed the sale of 1,150,000 shares of our common stock at $18.75 per share in underwritten offering managed by Sandler O’Neill & Partners, L.P. The Company received net proceeds from the offering of approximately $20 million after deducting underwriting discounts and expenses. The net proceeds were used for general corporate purposes, which included, among other things, providing additional capital to the Bank to support its growth.

At September 30, 2008, the Bank entered into an agreement (Agreement) with its primary regulator, the Office of the Comptroller of the Currency (OCC). The Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, funds management, and information technology.

In response, the Bank has set up a compliance committee of its board to oversee management’s response to all sections of the Agreement and the hiring of consultants as needed. The committee also monitors adherence to deadlines for submission to the OCC of information required under the Agreement. While there is more work to do, the Bank believes that it is in substantial compliance with the terms of the Agreement.

In connection with the Agreement, the Bank has developed a capital plan and has worked with various advisors and consultants on planned capital raises, asset sales, and implementing other measures to increase capital. Other actions include strategies to increase liquidity, limit asset growth, reduce dependence on brokered deposits and restructure other funding sources. The capital plan has been filed with the OCC outlining plans for maintaining required levels of regulatory capital. To date, notification from the OCC regarding acceptance or rejection of its capital plan has not been received.

At December 31, 2008, total shareholders’ equity was $49.7 million ($55.5 million at the Bank level). At December 31, 2008, the Company’s Tier 1 risk-based capital ratio was 11.29% (10.60% at the Bank level), the total risk-based capital ratio was 12.54% (11.86% at the Bank level), and the Tier 1 leverage ratio was 8.95% (8.38% at the Bank level).

The OCC has established Individual Minimum Capital Ratio levels of Tier 1 leverage ratio (8.50%), Tier 1 risk-based capital ratio (10.50%) and total risk-based capital ratio (12.00%) for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. The Bank’s capital levels in categories of total risk-based capital and Tier 1 leverage ratio are slightly less than those required under its Individual Minimum Capital Ratios. The OCC may deem noncompliance to be an unsafe and unsound banking practice which would make the Bank subject to such administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions will be successful.

Liquidity Management

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.

The Company’s primary sources of liquidity are deposits, scheduled repayments on its loans, unused borrowing lines, and interest on and maturities of our investments. The Company meets future cash needs through the liquidation of temporary investments and the generation of deposits. All securities have been classified as available for sale. Occasionally, the Company may sell investment securities in connection with the management of its interest sensitivity gap or to manage its liquidity. The Company has the ability, on a short-term basis, to purchase short term funds from other financial institutions including the Federal Reserve Bank of Richmond. Arrangements are in place for $17.5 million in short-term unsecured advances, $29.0 million secured advances, and a line of credit with the FHLB to borrow up to 80% of our 1 to 4 family loans, resulting in an availability of funds of $2.4 million at December 31, 2008. The FHLB has approved borrowings up to 15% of the Bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At December 31, 2008, FHLB borrowings totaled $55.0 million. The Company also can pledge securities to the Federal Reserve Bank to obtain additional financing. The Company believes the liquidity needs for the next twelve months can be met by the existing stable base of core deposits, the bond portfolio, loan maturities, borrowings from the FHLB, and short-term credit lines.

Interest Rate Sensitivity

A significant portion of the Company’s assets and liabilities are monetary in nature, and consequently are very sensitive to changes in interest rates. This interest rate risk is the Company’s primary market risk exposure, and it can have a significant effect on the net interest income and cash flows. The Company reviews exposure to market risk on a regular basis, and manages the pricing and maturity of assets and liabilities to diminish the potential adverse impact that changes in interest rates could have on net interest income.

The Company actively monitors and manages interest rate risk exposure principally by measuring the interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. An asset sensitive position, or a positive, interest rate gap, would generally benefit from increasing market interest rates. A liability-sensitive, or a negative, interest rate gap would generally benefit from decreasing market interest rates. When measured on a “gap” basis, the Company is asset-sensitive in the one-three month time frame and liability-sensitive over the cumulative one-year time frame as of December 31, 2008. However, asset sensitivity has decreased as the floor loan rates are being reached. The gap analysis is not a precise indicator of the Company’s interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.

Net interest income is also affected by other factors, including how quickly interest rates change and changes in the volume and mix of interest-earning assets and interest-bearing liabilities. The Company performs asset/liability modeling to assess the impact of varying interest rates and the impact that balance sheet mix assumptions will have on net interest income. The Company attempts to manage interest rate sensitivity by matching maturities of assets and liabilities, repricing assets or liabilities, selling securities available-for-sale, or adjusting the interest rate paid or received during the life of an asset or liability. Actively managing the amount of assets and liabilities that reprice in the same time interval helps to minimize the impact on net interest income in a rising or falling interest rates environment. The Company evaluates its interest sensitivity risk and formulates guidelines regarding asset generation, liquidity, funding sources, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

Off-Balance Sheet Risk

The Bank makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on the credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. The Bank manages the credit risk on commitments by subjecting them to normal underwriting and risk management processes.

At December 31, 2008, the Bank had issued commitments to extend credit of $40.7 million through various types of lending arrangements. Most of these commitments expire over the next 18 months. Past experience indicates that many of these commitments to extend credit will expire unused. The Company believes adequate sources of liquidity are available to fund commitments that are drawn upon by the borrowers.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $4.6 million at December 31, 2008. Past experience indicates that many of these standby letters of credit will expire unused. The Company believes adequate sources of liquidity are available to fund these obligations, if necessary.

Except as disclosed in this report, the Company is not involved in off-balance sheet contractual relationships, unconsolidated related entities with off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

Impact of Inflation

The effect of relative purchasing power over time due to inflation has not been taken into account in the consolidated financial statements. Rather, the financial statements have been prepared on an historical cost basis in accordance with generally accepted accounting principles.

The Company’s and the Bank’s assets and liabilities, unlike most companies, are primarily monetary in nature. Therefore, interest rates have a more significant impact on its performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move with the same magnitude as the prices of goods and services. As discussed previously, the Company seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

See the information incorporated by reference into Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity Management” and “Interest Rate Sensitivity.”

Item 8.	Financial Statements and Supplementary Data

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Balance Sheets

	2008	2007

ASSETS
Cash and due from banks	$4,830,112	$4,992,634
Federal funds sold and short-term investments	6,580,273	566,044

Total cash and cash equivalents	11,410,385	5,558,678
Investment securities	70,594,811	65,677,993
Portfolio loans, net of unearned	551,156,821	503,432,516
Allowance for loan losses (ALL)	(8,642,651)	(6,935,616)

Portfolio loans, net of ALL	542,514,170	496,496,900
Mortgage loans held for sale	7,210,088	6,475,619
Federal Reserve Bank stock	1,014,000	984,000
Federal Home Loan Bank stock	3,545,100	3,395,300
Premises and equipment, net	15,624,792	15,746,143
Cash value of life insurance	3,674,106	3,554,807
Investment in BFNB Trusts	310,000	310,000
OREO and repossessed assets	3,111,741	15,000
Other assets	9,806,424	7,773,978

Total assets	$668,815,617	$605,988,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$24,628,632	$33,138,936
Interest bearing deposits	508,730,077	431,059,409

Total deposits	533,358,709	464,198,345
Advances from Federal Home Loan Bank	55,000,000	55,000,000
Federal funds purchased	—	11,382,100
Other borrowings	16,165,022	6,906,048
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	4,263,797	5,613,875

Total liabilities	$619,097,528	$553,410,368

Shareholders’ equity
Common stock, $1 par value; 10,000,000 shares authorized; 4,845,018 issued and outstanding at December 31, 2008, 4,845,018 at December 31, 2007	4,845,018	4,845,018
Paid-in capital	29,513,166	29,494,912
Retained earnings	14,875,309	18,583,425
Accumulated other comprehensive income (loss)	484,596	(345,305)

Total shareholders’ equity	49,718,089	52,578,050

Total liabilities and shareholders’ equity	$668,815,617	$605,988,418

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31,
	2008	2007	2006

Interest income
Interest and fees on loans	$37,640,681	$41,064,557	$33,091,838
Investment securities	3,585,613	3,698,507	2,886,528
Fed funds sold and short term investments	117,346	319,985	485,515
Other	18,355	23,970	22,929

Total interest income	41,361,995	45,107,019	36,486,810
Interest expense
Deposits	18,650,819	18,802,056	13,711,212
Advances from the FHLB, federal funds purchased and other borrowings	2,920,770	2,877,462	1,546,286
Junior subordinated debentures	588,316	802,455	771,740

Total interest expense	22,159,905	22,481,973	16,029,238
Net interest income	19,202,090	22,625,046	20,457,572
Provision for loan losses	10,491,000	2,045,600	2,174,400

Net interest income after provision for loan losses	8,711,090	20,579,446	18,283,172

Noninterest income
Service fees on deposit accounts	315,141	568,760	514,285
Mortgage production related income	3,447,728	4,911,705	2,136,250
Merchant income	892,113	665,811	164,229
Gain (loss) on sale of investment securities	23,180	7,904	(57,276)
Income from cash value of life insurance	140,997	152,086	143,717
Gain on sale of fixed asset	220	6,324	583,011
Gain (loss) on sale of OREO (and writedowns)	(773,909)	98,191	(73,678)
Other income	1,185,603	1,205,504	453,145

Total noninterest income	5,231,073	7,616,285	3,863,683

Noninterest expense
Salaries and wages	7,333,941	7,760,272	6,018,633
Employee benefits	1,744,719	1,646,093	1,138,653
Supplies and printing	204,474	199,977	126,705
Advertising and public relations	521,099	615,552	387,056
Professional fees	742,836	725,122	311,627
Depreciation and amortization	1,124,250	1,060,255	518,551
Occupancy	1,652,406	1,739,101	1,065,091
Data processing fees	1,045,600	748,446	547,747
Mortgage production related expenses	711,747	1,153,246	258,277
Merchant Processing	798,061	623,947	167,866
Other operating expenses	3,801,571	2,699,834	1,908,785

Total noninterest expenses	19,680,704	18,971,845	12,448,991

Income (loss) before income taxes	(5,738,541)	9,223,886	9,697,864
Income tax expense (benefit)	(2,030,425)	3,347,256	3,502,136

Net income (loss)	$(3,708,116)	$5,876,630	$6,195,728

Basic net income (loss) per common share	$(0.77)	$1.22	$1.30

Diluted net income (loss) per common share	$(0.77)	$1.18	$1.27

Weighted average common shares outstanding
Basic	4,845,018	4,817,911	4,764,072

Diluted	4,845,018	4,977,097	4,874,562

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2005	3,169,958	$3,169,958	$30,157,843	$6,513,582	$(715,970)	$39,125,413
Net income	—	—	—	6,195,728	—	6,195,728
Other comprehensive income, net of taxes:
Unrealized gain on investment securities	—	—	—	—	6,108	6,108
Plus reclassification adjustments for losses included in net income	—	—	—	—	36,657	36,657

Comprehensive income	—	—	—	—	—	6,238,493
Stock based compensation expense	—	—	—	—	—	—
Exercise of stock options	13,575	13,575	84,613	—	—	98,188
Issuance of common stock	1,584,880	1,584,880
3-for-2 split			(1,584,880)	(2,515)	—	(2,515)

Balance, December 31, 2006	4,768,413	$4,768,413	$28,657,576	$12,706,795	$(673,205)	$45,459,579
Net income	—	—	—	5,876,630	—	5,876,630
Other comprehensive income, net of taxes:					—	—
Unrealized gain on investment securities	—	—	—	—	386,592	386,592
Plus reclassification adjustments for losses included in net income	—	—	—	—	(5,375)	(5,375)
Unrealized (loss) on interest rate swap	—	—	—	—	(53,317)	(53,317)

Comprehensive income	—	—	—	—	—	6,204,530
Stock based compensation expense	—	—	7,643	—	—	7,643
Exercise of stock options	76,605	76,605	829,693	—	—	906,298

Balance, December 31, 2007	4,845,018	$4,845,018	$29,494,912	$18,583,425	$(345,305)	$52,578,050
Net income	—	—	—	(3,708,116)	—	(3,708,116)
Other comprehensive income, net of taxes:					—	—
Unrealized gain on investment securities	—	—	—	—	1,013,199	1,013,199
Plus reclassification adjustments for gain included in net income					14,890	14,890
Unrealized (loss) on interest rate swap	—	—	—	—	(198,188)	(198,188)

Comprehensive income (loss)	—	—	—	—	—	(2,878,215)
Stock based compensation expense	—	—	18,254	—	—	18,254

Balance, December 31, 2008	4,845,018	$4,845,018	$29,513,166	$14,875,309	$484,596	$49,718,089

The accompanying notes are an integral part of these consolidated financial statements.

Beach First National Bancshares, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006

Operating activities
Net income (loss)	$(3,708,116)	$5,876,630	$6,195,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,124,250	1,060,255	518,551
Write-down on real estate acquired in settlement of loans	420,000	—	—
Proceeds from sale of mortgages held for sale	116,079,020	231,970,200	93,107,365
Disbursements for mortgages held for sale	(116,813,489)	(225,967,597)	(105,251,847)
Discount accretion and premium amortization	(217,959)	(153,431)	(79,569)
Deferred income taxes	(918,764)	(673,024)	(646,186)
Provisions for loan losses	10,491,000	2,045,600	2,174,400
Recourse reserve provision	230,000	205,000	—
Loss (gain) on sale of fixed assets	(220)	(6,324)	(583,011)
(Gain) loss on sale of investment securities	(23,180)	(7,904)	57,276
(Gain) loss on sale of other real estate owned	353,909	(99,267)	6,031
Stock based compensation expense	18,254	7,643	—
(Increase) decrease in other assets	(1,841,491)	(1,713,779)	(1,661,061)
Increase (decrease) in other liabilities	(1,580,078)	1,994,064	1,809,209

Net cash provided by (used in) operating activities	3,613,136	14,538,066	(4,353,114)

Investing activities
Proceeds from paydowns, calls and maturities of investment securities	9,052,822	4,988,852	4,180,510
Proceeds from sale of investment securities	29,206,146	8,623,625	4,473,361
Purchase of investment securities	(41,376,937)	(10,077,003)	(33,065,437)
Purchase of FHLB stock	(149,800)	(919,700)	(464,200)
Purchase of Federal Reserve Stock	(30,000)	—	(450,000)
Increase in loans, net	(64,580,873)	(107,223,880)	(88,352,287)
Purchase of life insurance contracts	(119,299)	(130,221)	(123,169)
Purchase of property and equipment	(1,035,517)	(2,462,068)	(9,107,363)
Proceeds from sale of property and equipment	32,838	6,324	1,500,000
Proceeds from sale of other real estate owned	4,201,953	1,679,229	400,969

Net cash used in investing activities	(64,798,667)	(105,514,842)	(121,007,616)
Financing activities
Repayment of advances from Federal Home Loan Bank	—	(5,000,000)	(6,500,000)
Advances from Federal Home Loan Bank	—	22,500,000	10,000,000
Increase (decrease) in federal funds purchased	(1,796,724)	11,382,100
Net increase in deposits	69,160,364	47,841,216	105,462,919
Proceeds from exercise of stock options	—	520,733	98,188
Cash paid in lieu of fractional shares	—		(2,515)
Tax benefit of stock options	—	385,565	—
Proceeds from other borrowings	—	—	5,730,991
Repayments of other borrowings	(326,402)	(303,772)	(25,181)

Net cash provided by financing activities	67,037,238	77,325,842	114,764,402

Net increase (decrease) in cash and cash equivalents	5,851,707	(13,650,934)	(10,596,328)
Cash and cash equivalents beginning of period	$5,558,678	$19,209,612	$29,805,940

Cash and cash equivalents end of period	$11,410,385	$5,558,678	$19,209,612

Cash paid for
Income taxes	$1,631,780	$3,851,653	$4,338,302

Interest	$22,469,561	$16,577,634	$15,639,905

The accompanying notes are an integral part of these consolidated financial statements.

Notes

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Beach First National Bancshares, Inc. (the “Company”) is organized under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Beach First National Bank (the “Bank”), Beach First National Trust (the “Trust”), Beach First National Trust II (the “Trust II”), and BFNM, LLC (the “LLC”). The Bank provides full commercial banking services to customers and is subject to regulation by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation. The Company is subject to regulation by the Federal Reserve Board. The Trust and Trust II are special purpose subsidiaries organized for the sole purpose of issuing trust preferred securities.

In 2005, the Company formed a limited liability company with Nelson Mullins Riley & Scarborough, LLP (NMRS) known as BFNM, LLC. The purpose of the LLC was to construct and own an office building in Myrtle Beach, South Carolina. The building was completed in 2006. The Company owns two-thirds of the LLC and NMRS owns one-third.

Basis of presentation — The consolidated financial statements include the accounts of the Company, the Bank, and the LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting.

Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

Concentrations of credit risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans, investment securities, federal funds sold and amounts due from banks.

The Company originates consumer, commercial business, commercial real estate, residential mortgage loans and land acquisition and land development loans for personal and business purposes. These loans are primarily originated in the markets we serve. These markets are centered in the Myrtle Beach area and Hilton Head, South Carolina but include the geographical area from Little River, South Carolina to Pawleys Island, South Carolina and Hilton Head and Bluffton in Beaufort County, South Carolina. The mortgage division originates mortgages in several states and these loans are sold to investors.

The Company’s loan portfolio is not centered in loans to any single borrower or a relatively small number of borrowers, but it does have a geographic concentration in real estate. Additionally, management is not aware of any concentrations of loans to groups of borrowers or industries that would be similarly affected by economic conditions except for loans for the acquisition of land and loans for the development of land and for commercial real estate loans. The acquisition of land and loans for the development of land concentration totaled $144.1 million at December 31, 2008, representing 289.8% of total capital and 26.2% of net loans (total loans net of allowance). At December 31, 2007, the concentration totaled $169.4 million, representing 322.2% of total capital and 33.7% of net loans. This concentration decreased as a percentage of capital and loans in 2008, as compared to 2007. Investment in second homes, relocation of retirees to our markets and the steady growth of population to support the service industries (i.e., heating and cooling, plumbing, janitorial services, pest control, medical, etc.) have contributed to this concentration.

The commercial real estate loan concentration totaled $165.9 million at December 31, 2008, representing 333.6% of total capital and 30.17% of net loans. At December 31, 2007, the concentration totaled $149.5 million, representing 284.4% of total capital and 29.7% of net loans. This concentration increased as a percentage of capital and loans in 2008, as compared to 2007. There is a diversified portfolio mix of these loans. The loans are primarily centered in small business owner occupied buildings, retail shops, office buildings, medical offices, warehouses, service businesses, churches, restaurants, convenience stores and tourist related businesses.

These loans could be negatively impacted by changes in economic conditions, declining market values, slower absorption of the projects and interest rate increases. The Company has not experienced any significant losses in these areas. Management continues to implement procedures to monitor these concentrations and has considered these concentration’s in its allowance for loan loss analysis.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices. These loans include those that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management tries to use its best judgment when evaluating risk and the effect and impact these factors may have on the banks loan portfolio. These factors may include national and local economic conditions, concentrations of credit types of loans that carry a higher degree of risk, terms of loans both long-term and interest-only repayment schedules, supervisory loan-to-value limits, unsecured loan concentrations, nature and mix of the loan portfolio, vacancy rates, collateral types, insurance volatility, real estate markets, entry into new products and other factors that may be assigned from time to time.

Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company’s investment portfolio consists principally of obligations of the United States and its agencies or its corporations. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to financial institutions. Management believes credit risk associated with correspondent accounts is not significant.

Cash and cash equivalents — For purposes of the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “Cash and due from banks”. Cash and cash equivalents have an original maturity of three months or less and include Fed funds sold.

Investment securities — The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Gains or losses on the disposition of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Interest income is recognized when earned. SFAS 115 requires investments in equity and debt securities to be classified into three categories:

1. Available for sale:  These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders’ equity (accumulated other comprehensive income).

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

Other investments — The Bank, as a member institution, is required to own certain stock investments in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. The stock is generally pledged against any borrowings from these institutions. No ready market exists for the stocks and they have no quoted market value. However, redemption of these stocks has historically been at par value. Dividends are recognized when earned. These non-marketable equity securities have not been evaluated for impairment.

Loans, interest and fee income on loans — Loans are stated at the principal balance outstanding. Unamortized loan fees and the allowance for loan losses are deducted from total loans in the balance sheet. Interest income is recognized over the term of the loan based on the principal amount outstanding.

Fees on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan using a method approximating a level yield.

Loans are generally placed on non-accrual status when principal or interest becomes contractually ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectability is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

Allowance for loan losses — The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate allowance to meet the present and foreseeable risk characteristics of the current loan portfolio. Management’s judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for loan losses and recoveries on loans previously charged off are added to the allowance. Management considers the year-end allowance appropriate and adequate to cover probable losses in the loan portfolio; however, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required.

The Company accounts for impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. This standard requires that all lenders value loans at the loan’s fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS No. 114 was amended by SFAS No. 118 to allow a lender to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income on an impaired loan.

Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectability of an impaired loan’s principal is in doubt, wholly or partially, cash receipts are applied to principal. Once the reported principal balance has been reduced to the loan’s estimated net realized value, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to interest income then to principal.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

Residential mortgage loans held for sale (HFS) — The Company’s residential mortgage lending activities for sale in the secondary market are comprised of accepting residential mortgage loan applications and qualifying borrowers to standards established by investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value determined on an individual basis using quoted market prices. Application and origination fees collected by the Company are recognized as income upon sale to the investor.

The Company issues rate lock commitments to borrowers based on prices quoted by secondary market investors. When rates are locked with borrowers, a sales commitment is immediately entered (on a best efforts basis) at a specified price with a secondary market investor. Accordingly, any potential liabilities associated with rate lock commitments are offset by sales commitments to investors.

Real estate acquired in settlement of loans — Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value. Subsequent to the date of acquisition, it is carried at the lower of cost or fair value, adjusted for net selling costs. Fair values of real estate owned are reviewed regularly and writedowns are recorded when it is determined that the carrying value of real estate exceeds the fair value less estimated costs to sell. Costs relating to the development and improvement of such property are capitalized, whereas those costs relating to holding the property are charged to expense.

Property and equipment — Buildings and furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in net income.

Income taxes — The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

The Company adopted FIN 48, “Accounting for Uncertain Income Taxes,” which is an interpretation of SFAS 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose uncertain tax positions. Such positions shall be recognized in the financial statements when it is more likely than not the position will be sustained upon examination of the taxing authorities. Upon adoption of FIN 48, no changes were required to the Company’s income tax reserves.

Advertising and public relations expense — Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

Net income (loss) per share — Basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income (loss) per share — diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. All share amounts have been adjusted for the 3-for-2 stock split recorded in 2006. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

	For the Years Ended December 31,
	2008	2007	2006

Basic net income (loss) per share:
Net income (loss)	$(3,708,116)	$5,876,630	$6,195,728

Average common shares outstanding — basic	4,845,018	4,817,911	4,764,072

Basic net income (loss) per share	$(0.77)	$1.22	$1.30

Diluted net income (loss) per share:
Net income (loss)	$(3,708,116)	$5,876,630	$6,195,728

Average common shares outstanding — basic	4,845,018	4,817,911	4,764,072
Incremental shares from assumed conversion of stock options	—	159,156	110,490

Average common shares outstanding — diluted	4,845,018	4,977,067	4,874,562

Diluted net income (loss) per share	($0.77)	$1.18	$1.27

Due to the net loss for the twelve months ended December 31, 2008, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive. The incremental shares excluded from the diluted shares calculation totaled 43,794.

Stock based compensation — The Company has a stock-based employee compensation plan which is further described in Note 17. For the year ended December 31, 2005, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of the grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R), which requires that the fair value of share-based payments to employees, including stock options, be recognized as compensation expense in the statement of income.

In December 2005, the Company elected to fully vest all outstanding options effective immediately. The accelerated vesting was effective as of December 14, 2005. All of the other terms and conditions applicable to the outstanding stock options remained unchanged. As a result, there is no compensation cost attributable to periods after 2005 for options granted in 2005 or earlier, because there is no requisite service period over which the options must be earned.

The decision to accelerate vesting did not incur recognition of pre-tax compensation expense by the Company upon the adoption of SFAS 123(R) in 2006. The Company believes that the acceleration of vesting stock options meets the criteria for variable accounting under FIN No. 44. Based upon past experience, the Company believes the grantees of these stock options will remain as a director or employee of the Company.

The Company granted 3,000 stock option shares in 2008 and 9,200 stock options in 2007. The cost recognized under SFAS 123 (R) was $18,254 and $7,643 in 2008 and 2007 respectively.

Reclassifications — Certain previously reported amounts have been reclassified to conform to the current year presentation. Such changes had no effect on previously reported net income or shareholders’ equity.

Recently issued accounting pronouncements — The following is a summary of recent authoritative pronouncements that could potentially impact the accounting, reporting, and/or disclosure of financial information by us:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. At this time, the Company believes that upon adoption, SFAS 160 will not materially affect its financial position, results of operations or cash flows.

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

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations, and cash flows.

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

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position was effective as of January 1, 2009 and had no material effect on the Company’s financial position, results of operations, or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share, or cash flows.

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

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations, or cash flows.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Notes 3 and 20) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 and determined that it did not result in a change to its impairment estimation techniques.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities. The FSP is effective for the first reporting period ending after December 15, 2008. This FSP had no material impact on the financial reporting of the Company.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively. Retroactive application is not permitted. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 3.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Other Developments

As previously disclosed in our SEC filings, Beach First National Bank, the bank subsidiary of the Company, entered into an agreement with the OCC on September 30, 2008. The Company believes it has made progress in complying with all components and will be able to timely meet the requirements of the agreement. See Note 19 for additional information on this agreement.

NOTE 2 —	RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2008 and 2007, these required reserves were approximately $0.76 million and $1.9 million, respectively. Beginning in 2008, balances at the Federal Reserve Bank began bearing interest.

NOTE 3 —	INVESTMENT SECURITIES

The amortized costs and fair values of available for sale investment securities are as follows:

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government sponsored enterprises	$12,456,243	$179,193	$—	$12,635,436
Mortgage backed securities	54,874,211	1,303,430	14,861	$56,162,780
Tax exempt securities	1,342,270	—	34,675	$1,307,595
Corporate	806,783	—	317,783	$489,000

Total securities	$69,479,507	$1,482,623	$367,319	$70,594,811

	December 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government sponsored enterprises	$28,506,262	$259,996	$689,207	$28,077,051
Mortgage backed securities	36,043,363	480	481	$36,043,362
Tax exempt securities	760,046	—	12,786	$747,260
Corporate	810,728	—	408	$810,320

Total securities	$66,120,399	$260,476	$702,882	$65,677,993

The amortized costs and fair values of investment securities at December 31, 2008, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented as a separate line since pay downs are expected before contractual maturity dates.

	Amortized
	Cost	Fair Value

Due within one year	$—	$—
Due after one year through five years	7,022,806	7,083,936
Due after five through ten years	5,433,437	5,551,500
Due after ten years	2,149,053	1,796,595

Sub-total	14,605,296	14,432,031
Mortgage backed securities	54,874,211	56,162,780

Total securities	$69,479,507	$70,594,811

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and December 31, 2007:

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage backed securities	3,166,604	14,861	—	—	3,166,604	14,861
Tax exempt securities	1,307,595	34,675	—	—	1,307,595	34,675
Corporate	489,000	317,783	—	—	489,000	317,783

Total	$4,963,199	$367,319	$—	$—	$4,963,199	$367,319

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government sponsored enterprises	$1,992,600	$653	$—	$—	$1,992,600	$653
Mortgage backed securities	9,896,402	42,381	22,300,058	646,653	32,196,460	689,034
Tax exempt securities	747,260	12,786	—	—	747,260	12,786
Corporate	810,320	409	—	—	810,320	409

Total	$13,446,582	$56,229	$22,300,058	$646,653	$35,746,640	$702,882

Securities classified as available-for-sale are recorded at fair market value. In 2008, there were no available-for-sale securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.

The amortized cost and fair value of securities pledged as collateral for public funds and other purposes as of December 31, 2008 and 2007 were $62,431,445 and $64,549,625 and $63,773,626 and $64,120,413, respectively.

For the years ended December 31, 2008, 2007, and 2006, proceeds from sales of securities available for sale amounted to $29,206,146, $8,623,625, and $4,473,361 respectively. Gross realized gains amounted to $23,180, $7,904, and $1,007 respectively. The Company did not realize any losses for the years ended December 31, 2008 and 2007. Gross realized losses for the year ended December 31, 2006 amounted to $58,283.

NOTE 4 —	LOANS

The composition of net loans by major loan category is presented below:

	December 31,
	2008	2007

Commercial	$59,040,069	$60,376,105
Real estate — construction	33,741,466	63,988,173
Real estate — mortgage	448,970,087	370,989,308
Consumer	9,700,120	8,504,685

Portfolio loans	551,451,742	503,858,271

Less:
Allowance for loan losses (ALL)	8,642,651	6,935,616
Deferred loan fees (unearned)	294,921	425,755

	8,937,572	7,361,371

Portfolio loans, net of unearned and ALL	542,514,170	496,496,900
Mortgage loans held for sale (HFS) loans	7,210,088	6,475,619

Total loans, net of unearned and ALL	$549,724,258	$502,972,519

Impaired loans totaled $29,578,284 and $5,526,724 at December 31, 2008 and 2007, respectively, which had the effect of reducing net income $1,222,542 in 2008, $259,958 in 2007, and $145,626 in 2006. Included in the allowance for loan losses related to impaired loans was $3,107,503, $1,378,306, and 877,311 on impaired loans that totaled $11,210,569, $2,178,911, and $2,966,286 at December 31, 2008, 2007, and 2006 respectively. Impaired loans that did not have a specific allowance for loan losses related to them totaled $18,367,715, $3,347,813, and $0 at December 31, 2008, 2007, and 2006, respectively. The average recorded investment in impaired loans for the years ended December 31, 2008, 2007, and 2006 was $21,148,317, $2,852,830, and $2,528,335, respectively. Interest income recognized on impaired loans in fiscal 2008, 2007, and 2006 was $1,584,491, $324,556, and $78,368 respectively.

At December 31, 2008, there were 60 nonaccrual loans totaling $18.2 million and $1.8 million of loans which were contractually past due 90 days or more and still accruing interest.

NOTE 5 —	ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operating expenses and by recoveries of loans which were previously written-off. The allowance is decreased by the aggregate loan balances, if any, which were deemed uncollectible during the year.

Activity within the allowance for loan losses account follows:

	For the Years Ended December 31,
	2008	2007	2006

Balance, beginning of year	$6,935,616	$5,888,052	$4,364,287
Mortgage recourse reserve	—	(50,000)	—
Recoveries of loans previously charged against the allowance	74,389	36,394	141,553
Provision for loan losses	10,491,000	2,045,600	2,174,400
Loans charged against the allowance	(8,858,354)	(984,430)	(792,188)

Balance, end of year	$8,642,651	$6,935,616	$5,888,052

In 2006, a retail mortgage recourse reserve of $50,000 was established within the allowance. The reserve was established to provide for situations where the Company could be required by an investor, in accordance with the sales agreement, to repurchase retail mortgage loans that were previously sold. For 2007, $50,000 was transferred into a separate liability. The Company expensed $230,000 of additions to this liability in 2008 and paid losses of $412,978. At December 31, 2008, the reserve liability was $24,577. In addition, the Company eliminated future conforming loan default claims with its largest investor through the payment of an additional fee per loan sold. With the disruption occurring in the retail mortgage market, management periodically reviews loans sold to ensure the reserve is sufficient.

NOTE 6 —	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the consolidated balance sheets are as follows:

	December 31,
	2008	2007

Land	$1,838,564	$1,838,564
Buildings and improvements	13,512,866	12,895,464
Furniture and equipment	3,879,118	3,429,624
Software	771,872	792,167
Construction in progress	—	55,708

	20,002,420	19,011,527
Accumulated depreciation	(4,377,628)	(3,265,384)

Total property and equipment	$15,624,792	$15,746,143

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 amounted to $1,124,250, $1,060,255, and $518,551, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

Type of Asset	Life in Years	Depreciation Method

Software	3 to 5	Straight-line
Furniture and equipment	5 to 7	Straight-line
Buildings and improvements	5 to 40	Straight-line

The Bank has entered into non-cancelable operating leases related to land and buildings. At December 31, 2008, future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

2009	$1,494,205
2010	1,317,475
2011	1,137,990
2012	1,159,128
2013	1,034,422
Thereafter	5,724,698

$11,867,918

The Bank has entered into eight separate lease agreements for its banking locations and six lease agreements for its mortgage production locations. These lease agreements have various initial lease terms and expire on various dates through 2021. The lease agreements generally provide that the Bank is responsible for ongoing repairs and maintenance, insurance, and real estate taxes. The leases also provide for renewal options and certain scheduled increases in monthly lease payments. The future minimum rental commitments above include commitments to the Company’s partially-owned subsidiary, BFNM, LLC aggregating $2,662,115 for the periods ending 2009 through 2013. Total rental expense amounted to $938,606, $1,245,172, and $775,232 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 7 —	DEPOSITS

The following is a detail of the deposit accounts:

	December 31,
	2008	2007

Non-interest bearing	$24,628,632	$33,138,936
Interest bearing:
Interest bearing checking accounts	15,916,904	20,377,754
Money market accounts	90,708,621	103,821,154
Savings	3,491,913	2,988,881
Time, less than $100,000	150,533,893	114,903,254
Time, $100,000 and over	151,329,497	142,833,366
Brokered CDs	74,785,000	46,135,000
CDARS deposit program	21,964,249	—

Total deposits	$533,358,709	$464,198,345

Interest expense on time deposits greater than $100,000 was $6,177,358 in 2008, $6,071,474 in 2007, and $4,446,592 in 2006. In addition, there are CDARS deposits of $21,964,249. CDARS (Certificate of Deposit Account Registry Service) is a new program offered in 2008 that allows large deposit customers to diversify deposits through the CDARS network to ensure all deposits are covered under FDIC insurance while maintaining their banking relationship with one bank.

At December 31, 2008, the scheduled maturities of time deposits are as follows:

2009	$370,248,485
2010	26,306,162
2011	1,662,361
2012	288,389
2013	—
Thereafter	107,242

$398,612,639

NOTE 8 —	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank (“FHLB”) at December 31 are summarized below:

	Current	Maturity	Option	2008	2007
FHLB Description	Rate	Date	Date	Balance	Balance

Fixed rate advances:
Fixed rate	5.36%	06/04/10	—	$10,000,000	$10,000,000
Fixed rate hybrid	4.76%	10/21/10	—	5,000,000	5,000,000
Convertible	4.51%	11/23/10	—	7,500,000	7,500,000
Convertible	3.68%	07/13/15	01/13/09	5,000,000	5,000,000
Convertible	4.06%	09/29/15	09/29/09	5,000,000	5,000,000
Convertible	4.16%	03/13/17	03/13/09	5,000,000	5,000,000
Convertible	4.39%	04/13/17	04/13/09	7,500,000	7,500,000
Variable rate advances:
Prime based advance	0.41%	9/19/2011	—	10,000,000	10,000,000

				$55,000,000	$55,000,000

The advances were collateralized by one to four family residential mortgage loans, mortgage backed securities, and FHLB stock. The option date is the date the advances that have a conversion feature can be changed. Additional borrowings are available by pledging additional collateral and purchasing additional stock in the FHLB.

NOTE 9 —	OTHER BORROWINGS

As of December 31, 2008, other Borrowings included security repurchase agreements with customers of $9,585,376 and a loan relating to the LLC of $6,579,646. At December 31, 2007, other borrowings included a loan related to the LLC of $6,906,048.

In June 2005, the LLC obtained a loan from a bank for the construction of a building that serves as the Company’s corporate office. The loan proceeds of $7,235,000 were advanced during construction. The loan is priced at LIBOR plus 1.40%, and the amount of the 107 monthly payments of principal and interest are based upon a fifteen year amortization. All remaining principal and interest is due on June 15, 2015. The LLC entered into an interest rate swap agreement as a risk management tool to hedge the interest rate risk of the variable interest rate building loan. Under the swap agreement, the LLC pays a fixed rate of 4.62% and receives interest rate payments equal to LIBOR. The fixed rate of 4.62% paid under the swap agreement, when added to the loan’s margin above LIBOR of 1.40%, converts the building loan’s interest from a variable rate to a fixed rate of 6.02%. The outstanding balance on the loan at December 31, 2008 was $6,579,646. The principal due on the loan is $345,638 in 2009, $367,355 in 2010, $390,394 in 2011, $412,248 in 2012, and $441,821 in 2013. The Company is responsible for a portion of the debt (44%) while the other partner is responsible for 56%.

NOTE 10 —	JUNIOR SUBORDINATED DEBENTURES

On May 27, 2004, and March 30, 2005, Beach First National Trusts (the “Trust”) and (“Trust II”), non-consolidated subsidiaries of the Company, issued and sold floating rate capital securities of the trusts, which are reported on the Consolidated Balance Sheets as junior subordinated debentures. The junior subordinated debentures are unsecured obligations of the Company and are subordinate and junior in right of payment to all present and future senior indebtedness of the Company. The Company has entered into guarantees, which together with its obligations under the junior subordinated debentures and the declaration of trusts governing the Trusts, provide full and unconditional guarantees of the trust preferred securities. Each issuance generated proceeds of $5.0 million. The Trusts loaned these proceeds to the Company to use for general corporate purposes, primarily to provide capital to the Bank. The debentures qualify as Tier 1 capital under Federal Reserve Board guidelines.

During 2008 and 2007, the average junior subordinated debt was $10.3 million. Total junior subordinated debt outstanding at December 31, 2008 and 2007, was $10.3 million and $10.3 million, respectively. The maximum amount outstanding during any month-end period in 2008 was $10.3 million with an average rate of 5.68%. The maximum amount outstanding during any month-end period in 2007 was $10.3 million with an average rate of 7.78%.

The trust preferred securities under Trust and Trust II accrue and pay distributions annually at a rate per annum equal to the three month LIBOR plus 270 and 190 basis points, respectively, which was 6.53% and 3.90% at December 31, 2008. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. The Company has no current intention to exercise this right to defer payments of interest on the trust preferred securities. The Company has the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. The Company may also redeem the trust preferred securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

Debt issuance costs, net of accumulated amortization, from the junior subordinated debentures totaled $28,750 and $33,943 at December 31, 2008 and 2007, respectively, and are included in other assets on the Consolidated Balance Sheets. Amortization of debt issuance costs from trust preferred debt totaled $5,193, $5,005, and $4,588 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 11 —	UNUSED LINES OF CREDIT

At December 31, 2008, the Bank had $47.1 million of lines of credit to purchase federal funds from unrelated banks. These lines of credit are available on a one to fourteen day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

At December 31, 2008, the Bank had the ability to borrow an additional $2.4 million from the FHLB secured by a blanket lien on one to four family first mortgage loans. In addition, U.S. government agency securities with a book value of $4.2 million and a market value of $4.3 million, respectively, are pledged to secure the borrowing. FHLB has approved borrowings up to 15% of the bank’s total assets less advances outstanding. The borrowings are available by pledging collateral and purchasing additional stock in the FHLB.

NOTE 12 —	COMMITMENTS AND CONTINGENCIES

The Company is party to litigation and claims arising in the normal course of business. As of December 31, 2008, there is no litigation pending.

Refer to Note 15 concerning financial instruments with off balance sheet risk.

NOTE 13 —	INCOME TAXES

The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31:

	2008	2007	2006

Income taxes currently (refundable) payable
Federal	$(1,108,930)	$3,721,922	$3,834,918
State	(2,730)	298,358	301,468

	(1,111,660)	4,020,280	4,136,386

Deferred taxes
Allowance for loan losses	(638,736)	(373,172)	(537,502)
Non accrual loan income	(373,171)	(3,641)	—
Depreciation	92,677	60,520	51,238
Loan origination fees	54,151	(63,973)	43,164
Deferred compensation	(54,209)	(139,302)	(76,916)
Other	523	(153,456)	(114,234)

	(918,765)	(673,024)	(634,250)

Income tax (benefit) expense	$(2,030,425)	$3,347,256	$3,502,136

The income tax effect of cumulative temporary differences at December 31, are as follows:

	Deferred Tax Asset (Liability)
	2008	2007

Allowance for loan losses	$2,860,933	$2,222,365
Unrealized loss on investment securities	(249,640)	178,742
Depreciation	(302,882)	(210,205)
Loan origination fees	99,867	154,018
Non accrual loan income	426,325	53,154
Deferred compensation	373,542	331,222
Other	134,975	123,441

Net deferred tax asset	$3,343,120	$2,852,737

The net deferred tax asset is reported in other assets in the Consolidated Balance Sheets at December 31, 2008 and 2007. The recognition of a net deferred tax asset is dependent upon a “more likely than not” expectation of the realization of the deferred tax asset, based upon the analysis of the available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized through future realization of profits on a “more likely than not” basis. The analysis of available evidence is performed on an ongoing basis utilizing the “more likely than not” criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods or that additional valuation allowances may not be recorded in the future periods. As of December 31, 2008 and December 31, 2007, there are no valuation allowances established.

The Company adopted FIN 48, “Accounting for Uncertain Income Taxes,” which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose uncertain tax positions. At December 31, 2008 and 2007 there were no uncertain tax positions under FIN 48.

The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Tax expense at statutory rate	$(1,951,104)	34%	$3,136,121	34%	$3,297,274	34%
Increase (decrease) in taxes Resulting from:
State bank tax (net of federal benefit)	(1,802)	—	196,916	2%	198,969	2%
Other	(77,519)	1%	14,219	—	5,893	—

Tax provision	$(2,030,425)	35%	$3,347,256	36%	$3,502,136	36%

NOTE 14 —	RELATED PARTY TRANSACTIONS

Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

A summary of loan transactions with directors, including their affiliates, and executive officers follows:

	For the Years Ended December 31,
	2008	2007

Balance, beginning of year	$28,266,541	$18,976,915
New loans	6,508,462	18,128,080
Less loan payments	5,981,350	8,838,454

Balance, end of year	$28,793,653	$28,266,541

Deposits by directors, including their affiliates and executive officers at December 31, 2008 and 2007 totaled $11,959,823 and $12,494,266, respectively.

One Director has loans that are being watched for potential problems at December 31, 2008. The Company has eight loans, totaling $4.9 million, to this Director. None of the loans are past due greater than ninety days as of December 31, 2008 and all continue to accrue interest. Additional information is included in the proxy for the May 4, 2009 Annual Meeting of Shareholders.

NOTE 15 —	FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2008, unfunded commitments to extend credit were $40,668,898. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

At December 31, 2008, there were commitments totaling $4,587,589 for standby letters of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

NOTE 16 —	EMPLOYEE BENEFIT PLAN

The Company sponsors the Beach First National Bank Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan quarterly upon approval by the Board of Directors. Contributions made to the Plan in 2008, 2007, and 2006 amounted to $311,227, $447,564, and $117,497 respectively.

Supplemental benefits have been approved by the Board of Directors for the directors and certain executive officers of Beach First National Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The cash surrender value of the life insurance policies are recorded as a separate line item in the accompanying balances sheets at $3,674,106 and $3,554,807 at December 31, 2008 and 2007, respectively. Income earned on these policies is reflected as a separate line item in the Consolidated Statements of Income. The Company recorded expense related to these benefits in 2008, 2007, and 2006 of $362,570, $225,949, and $250,272, respectively.

NOTE 17 —	STOCK OPTION PLANS

The Company sponsors a qualified stock option plan for the benefit of the directors, officers, and employees (“Plan”). Under the Plan, options vest on a straight line basis over a five year period and terminate ten years after grant. The shareholders in 2007 approved an 111,224 share increase in options available under the Plan. The Plan has 718,724 shares available for grant at an option price per share not less than the fair market value on the date of grant. As discussed in Note 1, the Company fully vested all options on December 14, 2005 that had been granted, including an additional 117,000 options issued to directors on the same date. The new grant of options in 2008 and 2007 are subject to FAS 123(R) accounting recognition of pre-tax compensation expense by the Company, which aggregated $18,254 in 2008 and $7,643 in 2007.

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the year ended December 31, 2008, 3,000 options were granted with an expected life of 6.5 years based on the simplified method, risk free rate of 2.84% based on market rates for comparable terms, volatility rate of 37.02% based on the Company’s stock historical volatility, and an assumed dividend rate of zero. For the year ended December 31, 2007, 9,200 options were granted with an expected life of 6.5 years based on the simplified method, risk free rate of 4.97% based on market rates for comparable terms, volatility rate of 32.96% based on the Company’s stock historical volatility, and an assumed dividend rate of zero. There were no options granted for the year ended December 31, 2006.

As of December 31, 2008, there was $68,214 of total unrecognized compensation costs related to non-vested options granted under the Plan that is expected to be recognized over a weighted average period of 2.09 years.

A summary of the status of the plan as of December 31, 2008, 2007, and 2006 and changes during the years ended on those dates is presented below, adjusted for the 3-for-2 stock split in 2006:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	434,951	$12.11	503,479	$11.19	517,054	$11.06
Granted	3,000	13.67	9,200	19.12	—	—
Exercised	—	—	(77,728)	6.93	(13,575)	7.25
Forfeited or expired	—	—	—	—	—	—

Outstanding at end of year	437,951	12.12	434,951	12.11	503,479	11.19

Options exercisable at year-end	427,591	11.99	425,751	11.96	503,479	11.19

Shares available for grant	122,458		125,458		23,434

Weighted average fair value of options granted		$5.77		$8.35		—

The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $15,366, $0, and $0, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $1,219,177, and $256,118, respectively. No options were exercised in 2008.

As of December 31, 2008, all options outstanding were exercisable, except 10,360 of the options granted in 2008 and 2007. The aggregate intrinsic value of all outstanding options was $0, and the weighted average remaining contractual term of the options was 5.64 years at December 31, 2008. Vested and non-vested options had remaining contractual lives of 5.56 and 8.74 years, respectively.

NOTE 18 —	SHAREHOLDERS’ EQUITY

Stock Dividend — In October 2006, the Company announced a 3-for-2 stock split effected in the form of a 50% stock dividend to shareholders of record on December 1, 2006. The dividend was issued on December 21, 2006. All earnings per share amounts for all periods have been adjusted to reflect this 3-for-2 split.

Stock Offering — On June 14, 2005, the Company closed on a secondary stock offering whereby 1,150,000 shares of the Company’s stock were issued at $18.75 per share. Net proceeds after deducting underwriter discounts and expenses were $19.9 million. Proceeds from the offering were used to support the growth of the Company.

Cash Dividends — There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s Board of Directors. The Bank is restricted in its ability to pay dividends under the national banking laws and regulations of the Office of the Comptroller of the Currency. OCC prior approval is required if dividends declared in any calendar year exceed the Bank’s net profit for that year combined with its retained net profits for the preceding two years.

Stock Repurchase Plan — On December 19, 2007, the Company approved a one year plan to repurchase up to $2 million of its common stock, representing approximately 2.5% of the shares outstanding. The timing, price, and quantity of purchases under the plan will be at the discretion of management for up to one year and the plan may be discontinued, suspended or restarted at any time. No shares were repurchased under this plan before it expired.

NOTE 19 —	REGULATORY MATTERS

Capital Requirements Applicable to all Banks and Bank Holding Companies

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Company’s or Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Company and Bank are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 4%. All others are subject to maintaining ratios 1% to 2% above the minimum.

Capital Requirements for the Company

The Company’s actual capital amounts and ratios are presented as follows:

					To be Well Capitalized
			For Capital		Under Prompt Corrective
			Adequacy Purposes		Action Provisions
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in $000)

As of December 31, 2008
Total Capital (to risk weighted assets)	$66,167	12.54%	$42,190	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	59,543	11.29%	21,095	4.00%	N/A	N/A
Tier 1 Capital (to average assets)	59,543	8.95%	26,613	4.00%	N/A	N/A
As of December 31, 2007
Total Capital (to risk weighted assets)	$69,405	14.00%	$39,774	8.00%	N/A	N/A
Tier 1 Capital (to risk weighted assets)	63,180	12.70%	19,899	4.00%	N/A	N/A
Tier 1 Capital (to average assets)	63,180	11.20%	22,564	4.00%	N/A	N/A

Capital Requirements and Other Regulatory Matters Applicable to the Bank

At September 30, 2008, the Bank entered into an agreement (Agreement) with its primary regulator, the Office of the Comptroller of the Currency (OCC). The Agreement seeks to enhance the Bank’s existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, funds management, and information technology.

In response, the Bank has set up a compliance committee of its board to oversee management’s response to all sections of the Agreement and the hiring of consultants as needed. The committee also monitors adherence to deadlines for submission to the OCC of information required under the Agreement. While there is more work to do, the Bank believes that it is in substantial compliance with the terms of the Agreement.

In connection with the Agreement, the Bank has developed a capital plan and has worked with various advisors and consultants on planned capital raises, asset sales, and implementing other measures to increase capital. Other actions include strategies to increase liquidity, limit asset growth, reduce dependence on brokered deposits and restructure other funding sources. The capital plan has been filed with the OCC outlining plans for maintaining required levels of regulatory capital. To date, notification from the OCC regarding acceptance or rejection of its capital plan has not been received.

In addition, the OCC has established Individual Minimum Capital Ratio levels of tier 1 and total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. These ratios are presented in the table below.

							To be Well Capitalized
					For Capital		Under Prompt Corrective
			Individual Minimum		Adequacy Purposes		Action Provisions
	Actual		Capital Ratio		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in $000)

As of December 31, 2008
Total Capital (to risk weighted assets)	$61,297	11.86%	$62,036	12.00%	$41,358	8.00%	$51,697	10.00%
Tier 1 Capital (to risk weighted assets)	54,808	10.60%	54,282	10.50%	20,679	4.00%	31,018	6.00%
Tier 1 Capital (to average assets)	54,808	8.38%	55,598	8.50%	26,164	4.00%	32,705	5.00%
As of December 31, 2007
Total Capital (to risk weighted assets)	$59,269	12.20%	N/A	N/A	$38,799	8.00%	$48,499	10.00%
Tier 1 Capital (to risk weighted assets)	53,179	10.90%	N/A	N/A	19,478	4.00%	29,217	6.00%
Tier 1 Capital (to average assets)	53,179	9.20%	N/A	N/A	23,289	4.00%	29,111	5.00%

As the table above indicates, the Bank’s capital levels in categories of total capital to risk weighted assets and tier 1 capital to average assets are slightly less than those required under its Individual Minimum Capital Ratios. The OCC may deem noncompliance to be an unsafe and unsound banking practice which would make the Bank subject to such administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions will be successful.

NOTE 20 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company’s common stock, premises and equipment and other assets and liabilities.

Fair value approximates carrying value for the following financial instruments due to the short-term nature of the instrument: cash and due from banks, federal funds sold and short term investments, demand deposit accounts, and interest-bearing accounts with no fixed maturity date. Securities are valued using quoted market prices. Fair value for the Company’s off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows. Fair value for fixed and variable rate loans maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

Fair value for certificate of deposit accounts are valued by discounting cash flows at rates currently available on similar account types. Fair value for advances from the FHLB is based on discounted cash flows using the Company’s current incremental borrowing rate. Fair value for junior subordinated debentures approximates their carrying value since the debentures were issued at a floating rate. Fair value for other borrowings approximates their carrying value since the borrowings bear a floating rate. Fair value of the LIBOR rate swap agreement is valued using a quoted market price.

The Company has used management’s best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and due from banks	$4,830,112	$4,830,112	$4,992,634	$4,992,634
Federal funds sold and short term investments	6,580,273	6,580,273	566,044	566,044
Investment securities	70,594,811	70,594,811	65,677,993	65,677,993
Loans, net of ALL	542,514,170	544,810,170	496,496,900	499,389,381
Mortgage loans held for sale	7,210,088	7,210,088	6,475,619	6,475,619
Federal Reserve Bank stock	1,014,000	1,014,000	984,000	984,000
Federal Home Bank Loan Bank stock	3,545,100	3,545,100	3,395,300	3,395,300
Trust preferred securities	310,000	310,000	310,000	310,000
Cash value of life insurance	3,674,106	3,674,106	3,554,807	3,554,807
Financial Liabilities:
Deposits	533,358,709	538,096,709	464,198,345	458,851,000
Advances from Federal Home Loan Bank	55,000,000	57,834,000	55,000,000	57,636,000
Federal funds purchased and other borrowings	16,165,022	16,165,022	18,288,148	18,288,148
Junior subordinated debt	10,310,000	10,310,000	10,310,000	10,310,000

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Price in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Available-for-sale investment securities	$—	$70,594,811	$—
Mortgage loans held for sale	—	7,210,904	—
Interest rate swap agreement (liability)	—	(864,805)	—

Total	$—	$76,940,910	$—

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2008:

	Quoted Market	Significant Other	Significant
	Price in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Other real estate owned	$—	$3,032,875	$—
Impaired loans	—	29,578,284	—

Total	$—	$32,611,159	$—

NOTE 21 —	PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Beach First National Bancshares, Inc. (parent company only):

Condensed Balance Sheets

	December 31,
	2008	2007

Assets
Cash	$1,273,476	$6,443,711
Investment in Bank subsidiary	55,543,744	52,887,079
Investment in Beach First National Trusts	310,000	310,000
Investment in BFNM, LLC	2,810,463	3,175,873
Other assets	159,468	110,611

Total assets	$60,097,151	$62,927,274

Liabilities and shareholders’ equity
Accounts payable	$69,062	$(187,877)
Due to Bank subsidiary	—	227,101
Junior subordinated debentures	10,310,000	10,310,000
Shareholders’ equity	49,718,089	52,578,050

Total liabilities and shareholders’ equity	$60,097,151	$62,927,274

Condensed Statements of Income

	For the Years Ended December 31,
	2008	2007	2006

Income	$570,043	$665,853	$242,985
Expenses
Interest	588,316	802,455	771,740
Amortization	5,193	5,005	5,006
Other expenses	753,277	612,253	—

Total expenses	$1,346,786	$1,419,713	$776,746

Income (loss) before equity in undistributed net income of subsidiaries	(776,743)	(753,860)	(533,761)
Equity in undistributed net income (loss) of subsidiaries	(2,931,373)	6,630,490	6,729,489

Net income (loss)	$(3,708,116)	$5,876,630	$6,195,728

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007	2006

Operating activities
Net income (loss)	$(3,708,116)	$5,876,630	$6,195,728
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	2,931,373	(6,630,490)	(6,729,489)
Amortization	12,374	5,005	5,006
Increase (decrease) in due to Bank	—	(1,936,961)	2,010,879
(Increase) decrease in other assets	4,247	14,009	(200)
Increase (decrease) in accounts payable	159,403	(376,713)	(300,591)
Stock based compensation expense	18,254	7,643	—

Net cash provided by (used for) operating activities	(582,465)	(3,040,877)	1,181,333

Investing activities
Additional investment in bank	(4,500,000)	—	—
Additional investment in BFNM, LLC		(385,806)	(958,663)
Investment in Beach First National Trusts	(22,292)	—	—
Purchase of premises and equipment	(65,478)	(79,795)	—

Net cash used for investing activities	(4,587,770)	(465,601)	(958,663)

Financing activities
Proceeds from issuance of junior subordinated debentures	—	—	—
Proceeds from exercise of stock options	—	520,734	98,188
Tax benefit of options in excess of compensation expense	—	385,565	—
Cash in lieu of stock dividend	—	—	(2,515)
Proceeds from stock issuance, net	—	—	—

Net cash provided by financing activities	—	906,299	95,673

Net (decrease) increase in cash and cash equivalents	(5,170,235)	(2,600,179)	318,343
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,443,711	9,043,890	8,725,547

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,273,476	$6,443,711	$9,043,890

NOTE 22 —	QUARTERLY DATA (UNAUDITED)

	2008				2007
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share)

Interest income	$9,507	$10,388	$10,232	$11,235	$11,382	$11,669	$11,360	$10,696
Interest expense	5,344	5,392	5,409	6,014	5,829	5,842	5,596	5,214

Net interest income	4,163	4,996	4,823	5,220	5,553	5,827	5,764	5,482
Provision for loan losses	8,200	977	568	746	1,095	279	321	351

Net interest income after provision for loan losses	(4,037)	4,019	4,255	4,474	4,458	5,548	5,443	5,131
Noninterest income	999	1,385	1,886	1,380	1,286	1,804	2,153	2,334
Noninterest expenses	4,914	5,091	5,617	4,479	4,493	4,521	4,960	4,959

Income before taxes	(7,952)	313	524	1,375	1,251	2,831	2,636	2,506
Income tax expense (benefit)	(2,822)	112	187	492	507	1,009	937	894

Net Income	$(5,130)	$201	$337	$883	$744	$1,822	$1,699	$1,612

Earnings per share:
Basic	$(1.06)	$0.04	$0.07	$0.18	$0.15	$0.38	$0.35	$0.34
Diluted	$(1.06)	$0.04	$0.07	$0.18	$0.15	$0.37	$0.34	$0.33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation and the identification of the material weaknesses in our internal control over financial reporting as described below in Management’s Assessment of Internal Control over Financial Reporting Report, management concluded that disclosure controls and procedures as of December 31, 2008 were not effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

Other than the material weakness discussed above, there were no changes in internal controls during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting

Beach First National Bancshares, Inc. is responsible for the preparation, integrity, and fair presentation of the financial statements included in this annual report. The financial statements and notes have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

As management of Beach First National Bancshares, Inc., we are responsible for establishing and maintaining effective internal controls over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented of detected on a timely basis. In connection with our assessment of our internal controls over financial reporting described above, management concludes that, as of December 31, 2008 its system of internal control over financial reporting is not effective due to a material weakness:

The Company did not follow its current policy and procedures in the calculation of the allowance for loan loss at December 31, 2008 including the timely update of key assumptions and risk factors. In response to the material weakness identified, we will require the key assumptions and risk factors be completed and reviewed in a timely manner and an independent second review of the allowance will be performed prior to the release of earnings.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Walt Standish Walter E. Standish, III President and Chief Executive Officer	/s/ Gary S. Austin Gary S. Austin Executive Vice President and Chief Financial Officer

Myrtle Beach, South Carolina
March 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors
Beach First National Bancshares, Inc.
Myrtle Beach, South Carolina

We have audited the accompanying consolidated balance sheets of Beach First National Bancshares, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beach First National Bancshares, Inc. and Subsidiaries, as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Beach First National Bancshares, Inc.’s internal control over financial reporting as of December 31, 2008 included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

As discussed in Note 19 to the financial statements, the subsidiary bank (Bank) has entered into a formal agreement with its primary regulator, the Office of the Comptroller of the Currency (OCC), aimed at improving the performance of the Bank. As also discussed in Note 19, the OCC is requiring that the Bank comply with certain individual minimum capital ratios that exceed those required by regulation and the Bank is not in compliance with two of those capital ratios. A capital plan and other information required under the formal agreement has been filed with the OCC outlining plans for achieving and maintaining the required levels of regulatory capital and complying with the formal agreement. To date, notification from the OCC regarding acceptance or rejection of its capital plan has not been received by the Bank. The Bank’s plan for improving its performance and meeting its individual minimum capital requirements and other requirements of the formal agreement with the OCC is also discussed in Note 19.

Elliott Davis, PLLC
Charlotte, North Carolina
March 26, 2009

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Additional information required by Item 10 is hereby incorporated by reference from the Company’s proxy statement for our 2009 Annual Meeting of Shareholders to be held on May 4, 2009.

The Company has adopted a Code of Ethics and Conduct that applies to the Board of Directors, principal executive officer, principal financial officer, senior financial officers, and other executive officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available without charge to shareholders upon request. Shareholders should contact the Chief Financial Officer, Gary S. Austin, at the main office to obtain a copy.

Item 11.	Executive Compensation

Information required by Item 11 is hereby incorporated by reference from the Company’s proxy statement for the 2009 Annual Meeting of Shareholders to be held on May 4, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the equity compensation plan information at December 31, 2008.

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (c)
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights(a)	and Rights(b)	Reflected in Column(a))

Equity compensation plans approved by security holders	437,951	$12.12	122,458
Equity compensation plans not approved by security holders	—	—	—
Total	437,951	$12.12	122,458

Additional information required by Item 12 is hereby incorporated by reference from the Company’s proxy statement for the 2009 Annual Meeting of Shareholders to be held on May 4, 2009.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by Item 13 is hereby incorporated by reference from the Company’s proxy statement for the 2009 Annual Meeting of Shareholders to be held on May 4, 2009.

Item 14.	Principal Accounting Fees and Services

Information required by Item 14 is hereby incorporated by reference from the Company’s proxy statement for the 2009 Annual Meeting of Shareholders to be held on May 4, 2009.

Part IV

Item 15.	Exhibits

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).
3	.2.	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).
3.3		Amended and Restated Bylaws Adopted October 17, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 22, 2007).
4	.1.	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).
4	.2.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).
10.1		Employment Agreement of Walter E. Standish, III with the Company dated February 27, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2007).*
10.2		Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*
10.3		Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*
10.4		Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*
10.5		Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended December 31, 1996).*
10.6		Form of First Amendment to the Beach First National Bank Amended and Restated Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 25, 2008).*
10.7		Form of First Amendment to the Beach First National Bank Amended and Restated Director Retirement Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 25, 2008).*
10.8		Form of First Amendment to the Beach First National Bank Split Dollar Policy Endorsement of the Split Dollar Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 25, 2008).*
10.9		Beach First National Bank Salary Continuation Agreement dated March 1, 2008 with Gary S. Austin (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).*
10.10		Agreement by and between Beach First National Bank and the Office of the Comptroller of Currency dated September 30, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 6, 2008).*
10.11		Amended Employment Agreement of Walter E. Standish, III with the Company dated December 15, 2008.*
10.12		Amendment No. 1 to the Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement — adopted November 24, 2008.*
21	.1.	Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (contained on the signature page hereof).
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer.
32		Section 1350 Certifications.

*	Indicates Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.

Date: March 31, 2009	By: /s/ Walter E. Standish, III Walter E. Standish, III President and Chief Executive Officer

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

Signature	Title	Date

/s/ Michael Bert Anderson Michael Bert Anderson	Director	March 31, 2009

/s/ Orvis Bartlett Buie Orvis Bartlett Buie	Director	March 31, 2009

/s/ Raymond E. Cleary, III Raymond E. Cleary, III	Chairman and Director	March 31, 2009

/s/ E. Thomas Fulmer E. Thomas Fulmer	Director	March 31, 2009

/s/ Michael D. Harrington Michael D. Harrington	Director	March 31, 2009

/s/ Joe N. Jarrett, Jr. Joe N. Jarrett, Jr.	Director	March 31, 2009

/s/ Richard E. Lester Richard E. Lester	Director	March 31, 2009

/s/ Leigh Ammons Meese Leigh Ammons Meese	Director	March 31, 2009

Signature	Title	Date

/s/ Rick H. Seagroves Rick H. Seagroves	Director	March 31, 2009

/s/ Don J. Smith Don J. Smith	Director	March 31, 2009

/s/ Samuel Robert Spann, Jr. Samuel Robert Spann, Jr.	Director	March 31, 2009

/s/ B. Larkin Spivey, Jr. B. Larkin Spivey, Jr.	Director	March 31, 2009

/s/ Walter E. Standish, III Walter E. Standish, III	President, CEO, and Director	March 31, 2009

/s/ James C. Yahnis James C. Yahnis	Director	March 31, 2009

/s/ Gary S. Austin Gary S. Austin	Chief Financial Officer and Principal Accounting Officer	March 31, 2009

Exhibit List:

The following exhibits are required to be filed with this Report on Form 10-K by Item 601 of Regulation S-K.

3.1		Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).
3	.2.	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).
3.3		Amended and Restated Bylaws Adopted October 17, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 22, 2007).
4	.1.	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95562 on Form S-1).
4	.2.	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement No. 33-95562 on Form S-1).
10.1		Employment Agreement of Walter E. Standish, III with the Company dated February 27, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 2, 2007).*
10.2		Description of the Director Deferred Compensation Plan (incorporated to Exhibit 10.1 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*
10.3		Description of the Executive Deferred Compensation Plan (incorporated to Exhibit 10.2 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*
10.4		Description of the Split Dollar Life Insurance Plan (incorporated to Exhibit 10.3 to the Company’s Form 10-QSB filed with the SEC on November 14, 2002).*
10.5		Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-KSB for the fiscal year ended December 31, 1996).*
10.6		Form of First Amendment to the Beach First National Bank Amended and Restated Salary Continuation Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 25, 2008).*
10.7		Form of First Amendment to the Beach First National Bank Amended and Restated Director Retirement Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 25, 2008).*
10.8		Form of First Amendment to the Beach First National Bank Split Dollar Policy Endorsement of the Split Dollar Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 25, 2008).*
10.9		Beach First National Bank Salary Continuation Agreement dated March 1, 2008 with Gary S. Austin (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 5, 2008).*
10.10		Agreement by and between Beach First National Bank and the Office of the Comptroller of Currency dated September 30, 2008 (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed October 6, 2008).*
10.11		Amended Employment Agreement of Walter E. Standish, III with the Company dated December 15, 2008.*
10.12		Amendment No. 1 to the Beach First National Bancshares, Inc. 1997 Stock Option Plan and Form of Option Agreement — adopted November 24, 2008.*
21	.1.	Subsidiaries of the Company
23.1		Consent of Independent Registered Public Accounting Firm.
24		Power of Attorney (contained on the signature page hereof).
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer.
32		Section 1350 Certifications.

*	Indicates Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.