Form 10-Q
period 2009-03-31
BEACH FIRST NATIONAL BANCSHARES INC
filed 2009-05-14
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 14, 2009, 4,845,018 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets

	March 31,	December 31,	March 31,
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
Assets
Cash and due from banks	$7,256,323	$4,830,112	$5,544,916
Short-term investments	1,064,980	1,469,273	2,091,864
Federal funds sold	34,734,000	5,111,000	—

Total cash and cash equivalents	43,055,303	11,410,385	7,636,780
Investment securities	79,164,351	70,594,811	66,305,216

Portfolio loans	547,301,998	551,156,821	531,546,872
Allowance for loan losses (ALL)	(9,709,438)	(8,642,651)	(7,519,960)

Portfolio loans, net of ALL	537,592,560	542,514,170	524,026,912

Mortgage loans held for sale	28,691,672	7,210,088	7,356,399
Federal Reserve Bank stock	1,014,000	1,014,000	984,000
Federal Home Loan Bank stock	3,660,600	3,545,100	3,545,100
Premises and equipment, net	15,347,804	15,624,792	16,188,434
Cash value of life insurance	3,707,591	3,674,106	3,582,672
Investment in BFNB Trusts	310,000	310,000	310,000
OREO and repossessed assets	4,118,000	3,111,741	1,545,647
Other assets	11,873,946	9,806,424	7,326,077

Total assets	$728,535,827	$668,815,617	$638,807,237

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest bearing deposits	$24,630,897	$24,628,632	$35,925,681
Interest bearing deposits	573,551,361	508,730,077	456,751,651

Total deposits	598,182,258	533,358,709	492,677,332
Advances from Federal Home Loan Bank	55,000,000	55,000,000	55,000,000
Federal funds purchased	—	—	14,327,199
Other borrowings and repurchase agreements	15,495,466	16,165,022	8,081,951
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	4,634,545	4,263,797	4,595,991

Total liabilities	$683,622,269	$619,097,528	$584,992,473

Shareholders’ equity
Common stock, $1 par value; 10,000,000 shares authorized; 4,845,018 issued and outstanding at March 31, 2009, December 31, 2008, and at March 31, 2008	4,845,018	4,845,018	4,845,018
Paid-in capital	29,517,874	29,513,166	29,499,042
Retained earnings	9,916,995	14,875,309	19,467,138
Accumulated other comprehensive income	633,671	484,596	3,566

Total shareholders’ equity	44,913,558	49,718,089	53,814,764

Total liabilities and shareholders’ equity	$728,535,827	$668,815,617	$638,807,237

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc, and Subsidiaries
Consolidated Condensed Statements of Income

	Three Months		For the Year
	Ended		Ended
	March 31,		December 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)	(Audited)
Interest income
Interest and fees on loans	$7,778,959	$10,159,454	$37,640,681
Investment securities	814,356	998,444	3,585,613
Fed funds sold and short term investments	7,262	71,602	117,346
Other	3,202	5,312	18,355

Total interest income	8,603,779	11,234,812	41,361,995

Interest expense
Deposits	4,367,102	5,088,607	18,650,819
Advances from the FHLB, federal funds purchased and other borrowings	652,727	751,453	2,920,770
Junior subordinated debentures	106,492	174,378	588,316

Total interest expense	5,126,321	6,014,438	22,159,905

Net interest income	3,477,458	5,220,374	19,202,090

Provision for loan losses	8,500,000	746,000	10,491,000

Net interest income after provision for possible loan losses	(5,022,542)	4,474,374	8,711,090

Noninterest income
Service fees on deposit accounts	54,445	154,044	315,141
Mortgage production related income	1,708,668	740,001	3,447,728
Merchant income	188,624	153,687	892,113
Income from cash value life insurance	50,947	33,527	23,180
Gain on sale of investment securities	34,549	—	140,997
Gain on sale of fixed assets	—	220	220
(Loss) on sale of OREO (and writedowns)	(203,200)	(390)	(773,909)
Other income	708,535	298,934	1,185,603

Total noninterest income	2,542,568	1,380,023	5,231,073

Noninterest expense
Salaries and wages	2,183,078	1,697,881	7,333,941
Employee benefits	414,991	401,208	1,744,719
Supplies and printing	26,208	52,267	204,474
Advertising and public relations	87,896	182,400	521,099
Professional fees	183,498	142,436	742,836
Depreciation and amortization	286,955	268,937	1,124,250
Occupancy	426,548	410,615	1,652,406
Data processing fees	202,549	186,300	1,045,600
Mortgage production related expenses	254,601	169,667	711,747
Merchant Processing	157,269	157,677	798,061
Other operating expenses	931,378	809,364	3,801,571

Total noninterest expenses	5,154,971	4,478,752	19,680,704

Income before income taxes	(7,634,945)	1,375,645	(5,738,541)
Income tax (benefit) expense	(2,676,631)	491,932	(2,030,425)

Net income	$(4,958,314)	$883,713	$(3,708,116)

Basic net income per common share	$(1.02)	$0.18	$(0.77)

Diluted net income per common share	$(1.02)	$0.18	$(0.77)

Weighted average common shares outstanding
Basic	4,845,018	4,809,546	4,845,018

Diluted	4,845,018	4,925,485	4,548,018

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2007	4,845,018	$4,845,018	$29,494,912	$18,583,425	$(345,305)	$52,578,050
Net income	—	—	—	883,713	—	883,713
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investment securities	—	—	—	—	475,924	475,924
Unrealized gain (loss) on interest rate swap	—	—	—	—	(127,053)	(127,053)

Comprehensive income	—	—	—	—	—	1,232,584
Stock based compensation expense	—	—	4,130	—	—	4,130

Balance, March 31, 2008	4,845,018	$4,845,018	$29,499,042	$19,467,138	$3,566	$53,814,764

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2008	4,845,018	$4,845,018	$29,513,166	$14,875,309	$484,596	$49,718,089
Net (loss) income	—	—	—	(4,958,314)	—	(4,958,314)
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investment securities	—	—	—	—	130,012	130,012
Plus reclassification adjustments for gain included in net income	—	—	—	—	—	—
Unrealized gain (loss) on interest rate swap	—	—	—	—	19,063	19,063

Comprehensive income	—	—	—	—	—	(4,809,239)
Stock based compensation expense	—	—	4,708	—	—	4,708

Balance, March 31, 2009	4,845,018	$4,845,018	$29,517,874	$9,916,995	$633,671	$44,913,558

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	For the three months		For the year
	ended		ended
	March 31,		December 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)	(Audited)
Operating activities
Net (loss) income	$(4,958,314)	$883,713	$(3,708,116)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	286,955	268,937	1,124,250
Write-down on real estate acquired in settlement of loans	—	—	420,000
Proceeds from sale of mortgages held for sale	56,200,758	29,925,653	116,079,020
Disbursements for mortgages held for sale	(77,682,342)	(30,806,433)	(116,813,489)
Discount accretion and premium amortization	(1,391)	(134,540)	(217,959)
Deferred income taxes	(918,764)	—	(918,764)
Provisions for loan losses	8,500,000	746,000	10,491,000
Recourse reserve provision	—	10,000	230,000
(Gain) on sale of fixed assets	—	(220)	(220)
(Gain) on sale of investment securities	(50,947)	—	(23,180)
Loss on sale of other real estate owned	203,200	390	353,909
Stock based compensation expense	4,708	4,130	18,254
(Increase) decrease in other assets	(1,196,670)	75,675	(1,841,491)
Increase (decrease) in other liabilities	370,748	(1,027,884)	(1,580,078)

Net cash provided by (used in) operating activities	(19,242,059)	(54,579)	3,613,136

Investing activities
Proceeds from paydowns of investment securities	9,024,481	1,452,611	9,052,822
Proceeds from sale of investment securities	2,550,947	14,970,000	29,206,146
Purchase of investment securities	(19,895,643)	(16,194,197)	(41,376,937)
Purchase of FHLB stock	(115,500)	(149,800)	(149,800)
Purchase of Federal Reserve Stock	—	—	(30,000)
Increase in loans, net	(6,076,390)	(29,821,659)	(64,580,873)
Increase in CSV of life insurance contracts	(33,485)	(27,865)	(119,299)
Purchase of property and equipment	(9,967)	(711,228)	(1,035,517)
Proceeds from sale of property and equipment	—	220	32,838
Proceeds from sale of other real estate owned	1,288,541	14,610	4,201,953

Net cash used in investing activities	(13,267,016)	(30,467,308)	(64,798,667)
Financing activities
Increase (decrease) in Federal funds purchased	—	2,945,100	(1,796,724)
Net increase in deposits	64,823,549	29,734,649	69,160,364
Repayments of other borrowings	(669,556)	(79,760)	(326,402)

Net cash provided by financing activities	64,153,993	32,599,989	67,037,238

Net increase in cash and cash equivalents	31,644,918	2,078,102	5,851,707

Cash and cash equivalents beginning of period	$11,410,385	$5,558,678	$5,558,678

Cash and cash equivalents end of period	$43,055,303	$7,636,780	$11,410,385

Cash paid for
Income taxes (refunds)	$(1,205,605)	$21,415	$1,631,780

Interest	$5,062,667	$5,961,643	$22,469,561

The accompanying notes are an integral part of these consolidated condensed financial statements.

1. Basis of Presentation
The accompanying consolidated condensed financial statements for Beach First National Bancshares, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008.
Certain previously reported amounts have been reclassified to conform to the current year’s presentations. Such changes had no effect on previously reported net income or shareholders’ equity.
2. Principles of Consolidation
The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries, Beach First National Bank (the “Bank”) and BFNM Building, LLC (the “LLC”). (See No. 4 “Investment in LLC” below). The Company also owns two grantor trusts, Beach First National Trust and Beach First National Trust II. All significant inter-company items and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the financial statements of the trusts have not been included in the Company’s financial statements.
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
This standard specifies computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures. Basic earnings per share are computed by dividing net income (loss) by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted earnings per share by application of the treasury stock method.
RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

	For the three months ended		For the year ended
	March 31,		December 31,
	2009	2008	2008
Basic net income (loss) per share:
Net income (loss)	$(4,958,314)	$883,713	$(3,708,116)

Average common shares outstanding — basic	4,845,018	4,845,018	4,845,018

Basic net income (loss) per share	$(1.02)	$0.18	$(0.77)

Diluted earnings per share:
Net income (loss)	$(4,958,314)	$883,713	$(3,708,116)

Average common shares outstanding — basic	4,845,018	4,845,018	4,845,018
Incremental shares from assumed conversion of stock options	—	80,467	—

Average common shares outstanding — diluted	4,845,018	4,925,485	4,548,018

Diluted net income (loss) per share	$(1.02)	$0.18	$(0.77)

Due to the net loss for the three months ended March 31, 2008 and twelve months ended December 31, 2008, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive.

4. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2009:

	Quoted Market	Significant Other	Significant
	Price in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale investment securities	—	$79,164,351	—
Mortgage loans held for sale	—	$28,691,672	—
Interest rate swap agreement (liability)	—	(800,421)	—

Total	$—	$107,055,602	$—

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2009:

	Quoted Market	Significant Other	Significant
	Price in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	—	$3,983,000	—
Repossessed assets	—	$135,000	—
Impaired Loans	—	$34,501,651	—

Total	$—	$38,619,651	$—

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

5. Business Segment Reporting
The Company has two reportable business segments, the Bank and the Mortgage operation. The Bank segment provides a full line of banking products and also includes the Company, Trust and Trust II, and BFNM, LLC. The products offered include traditional lending and deposit taking in the Grand Strand and Hilton Head Island markets of South Carolina. Additionally, the Bank segment provides services such as on-line banking, credit cards, merchant services, cash management, remote deposit capture, and lockbox service.
The Mortgage operation originates and closes consumer mortgage loans to sell to third-party investors. The Mortgage operation has production offices in South Carolina, North Carolina, and Virginia.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does allocate income taxes, administrative fees, and interest expense to the segments. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the three months ended March 31, 2009 and 2008, is as follows:

	Bank	Mortgage	Consolidated
March 31, 2009
Net interest income	$3,372,349	$105,109	$3,477,458
Provision for loan losses	8,500,000	—	8,500,000
Other income	690,431	1,852,137	2,542,568
Non interest expenses	3,557,732	1,597,239	5,154,971
Net income (loss)	(5,190,663)	232,349	(4,958,314)
End of period assets	699,290,819	29,245,008	728,535,827

	Bank	Mortgage	Consolidated
March 31, 2008
Net interest income	$5,127,136	$93,238	$5,220,374
Provision for loan losses	746,000	—	746,000
Other income	615,363	764,660	1,380,023
Non interest expenses	3,498,910	979,842	4,478,752
Net income (loss)	962,415	(78,702)	883,713
End of period assets	631,131,401	7,675,836	638,807,237
The Company does not have any single external customer from which it derives 10% or more of its revenues. The Company’s customer base is primarily from the Myrtle Beach (Grand Strand) and Hilton Head Island, South Carolina markets.
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
This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission (the “SEC”), including, without limitation:
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, continuing to be weak resulting in, among other things, a deterioration in credit quality;
•	the level of allowance for loan loss;

•	the rate of delinquencies, non-accrual loans, and amounts of charge-offs;
•	the rates of loan growth and seasoning in our loan portfolio;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	higher than anticipated levels of defaults on loans;
•	the amount of our real estate-based loans and the weakness in the commercial real estate market;
•	changes occurring in business conditions and inflation;
•	changes in management;
•	changes in technology;
•	changes in deposit flows;
•
slower growth, a decrease in reliance upon brokered deposits, increased capital requirements, and other changes in our business that may be required or necessary in order for us to comply with the agreement we have with the Office of the Comptroller of the Currency (the “OCC”);

•	potential responses by the OCC relating to our noncompliance with the increased capital ratios required by the OCC;
•
our reliance on secondary funding sources such as Federal Home Loan Bank advances, Federal Reserve Bank discount window borrowings, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits including brokered deposits, to meet our liquidity needs;

•	instability of the U.S. financial system;
•	the nationalization of the banking industry;
•
changes in the financial markets relating to the ability of financial institutions to obtain capital which have resulted in many financial institutions having limited options in terms of raising capital at reasonable rates in these current uncertain economic times;

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
These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008 and early 2009, the capital and credit markets have experienced extended volatility and disruption. The U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The U.S. Treasury, the Federal Deposit Insurance Corporation (the “FDIC”), and the Federal Reserve Board each have developed programs and facilities, and other efforts, designed to increase lending, and restore consumer confidence in the banking sector. There can be no assurance that recent developments or these new programs will not materially and adversely affect our business, financial condition, and results of operations.
Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2008, as filed on our Form 10-K.
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

We believe the allowance for loan losses is the critical accounting policy that requires the most significant judgment and estimates used in preparation of our consolidated financial statements. Some of the more critical judgments supporting the amount of our allowance for loan losses include judgments about the credit worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, the determination of loss factors for estimating credit losses, the impact of current events, and conditions, and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by us may be different from management’s estimates provided in our consolidated financial statements. Refer to the subsection entitled “Allowance for Loan Losses” below for a more complete discussion of our processes and methodology for determining our allowance for loan losses.
Overview
The following discussion describes our results of operations for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008, as well as results for the three months ended March 31, 2009 and 2008, along with our financial condition as of March 31, 2009. Like most community banks, we derive most of our income from interest we receive on our portfolio loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. One of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
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
Results of Operations
Earnings Review
Our net loss was $4,958,314 or $1.02 diluted net loss per common share, for the three months ended March 31, 2009, as compared to $883,713 or $0.18 diluted net income per common share, for the same period in 2008, and net loss was $3,708,116 or $0.77 diluted net loss per common share for the year ended December 31, 2008. The decrease in net income reflects the effect of the challenging financial environment that is facing all banks. The net interest margin declined to 2.13% at March 31, 2009, due in part to rate reductions since September 2007 of 5.00% in the prime lending rate. We expect continued pressure on the net interest margin throughout 2009. The return on average assets for the three month period ended March 31, 2009 was (2.91)% as compared to 0.56% for the same period in 2008 and was (0.56)% for the year ended December 31, 2008. The return on average equity was (40.79)% for the three month period ended March 31, 2009 versus 6.64% for the same period in 2008 and was (6.94)% for the year ended December 31, 2008.
Over the past three years, real estate values have fallen and the rate of default on mortgage loans has risen. There has been a resulting disruption in secondary markets for mortgages, especially in non-conforming loan products. The Federal Reserve Bank has reduced short-term rates to stimulate the economy. As a result of pressures coming from oil, food, and certain other sectors, the long end of the yield curve has not dropped as fast as the short end, resulting in a steepening of the yield curve. The Company has been affected by these events in areas such as mortgage banking, land acquisition, development and construction lending; and consumer lending. The Company has seen an increase in delinquencies and non-performing loans during 2007, 2008 and thus far in 2009, and it continues to monitor its portfolio of real estate loans closely. The reduction in short-term rates has adversely impacted the Company’s net interest margin. In the current economic, market and credit environment, there can be no assurance that the Company’s portfolio will continue to perform at current levels.

Net Interest Income
Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first three months of 2009, net interest income decreased 33.39% to $3,477,458 from $5,220,374 for the same period of 2008. The decline in net interest income for the first three months of 2009 resulted from a decrease of $2,631,033 in interest income and an increase in interest expense of $888,117.
Our level of net interest income is determined by the level of our earning assets and our net interest margin. The increase in non-accrual loans during the first quarter negatively impacted net income by $501 thousand. In addition, we reversed $137 thousand in interest income in the first quarter 2009 on non-accrual loan additions that relate to prior periods.
The impact on net interest income from the continued growth of our loan portfolio was offset by the decrease in the prime lending rate which reduced our net interest margin. Average total loans increased from $526.5 million in the first three months of 2008 to $574.7 million in the same period in 2009. Average total loans increased $24.7 million from $550.0 million for the year ended December 31, 2008 as compared to $574.7 million for the three months ended March 31, 2009. In addition, average securities increased to $78.3 million in the first three months of 2009 compared to $73.3 million for the first three months of 2008, and increased $5.0 million from $73.3 million for the year ended December 31, 2008.
Net interest spread, the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 1.88% in the first three months of 2009 compared to 2.97% during the same period of 2008, and 2.66% for the year ended December 31, 2008. The net interest margin was 2.13% for the three month period ended March 31, 2009 compared to 3.45% for the same period of 2008, and 3.06% for the year ended December 31, 2008. The decline in the net interest spread and the net interest margin can be attributed to the challenging financial environment facing banks including the reduction in the prime lending rate and an increase in nonaccrual loans. We are liability-sensitive over a one year period and asset sensitive over a three month period. We have continued to add interest rate floors on our loan portfolio such that $116.6 million of our loans (20.5%) at March 31, 2009 will immediately reprice as interest rates change. Our deposit rates have not declined as quickly as our loan rates which put pressure on our net interest margin. We anticipate that some of this pressure may be eased as we are able to reprice our deposits to current market rates. However, there is risk we may not be able to replace these deposits with lower rate deposits, or replace these deposits at all, especially given our intent to reduce our reliance on brokered deposits in the near future.

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

	Average Balances, Income and Expenses, and Rates
	For the three months ended March 31,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold, short term investments and trust preferred securities	$9,680,139	$7,262	0.30%	$9,129,816	$71,602	3.15%
Investment securities plus FHLB and FRB stock	78,309,945	817,558	4.23%	73,317,591	1,003,756	5.51%
Loans	574,749,536	7,778,959	5.49%	526,467,333	10,159,454	7.76%

Total earning assets	$662,739,620	$8,603,779	5.27%	$608,914,740	$11,234,812	7.42%

Cash and due from banks	5,948,622			5,623,286
Other assets	22,482,268			20,090,066

Total assets	$691,170,510			$634,628,092

Total interest-bearing deposits	$530,551,699	$4,367,102	3.34%	$464,320,827	$5,097,125	4.42%

Other borrowings	83,038,382	759,219	3.71%	77,792,062	917,313	4.74%

Total interest-bearing liabilities	$613,590,081	$5,126,321	3.39%	$542,112,889	$6,014,438	4.46%

Demand deposits	23,794,031			34,182,069
Other liabilities	4,488,537			5,131,880

Total liabilities	$641,872,649			$581,426,838

Equity capital	49,297,861			53,201,254

Total liabilities and equity	$691,170,510			$634,628,092

Net interest spread			1.88%			2.96%

Net interest income/margin		$3,477,458	2.13%		$5,220,374	3.45%

The following table sets forth the impact of the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Analysis of Changes in Net Interest Income
	For the three months ended March 31,
	2009 versus 2008
	Volume	Rate	Net change
Federal funds sold and short term investments and trust preferred securities	$(180)	$(64,160)	$(64,340)
Investment securities	43,810	(230,008)	(186,198)
Loans	552,572	(2,933,067)	(2,380,495)

Total earning assets	596,202	(3,227,235)	(2,631,033)

Interest-bearing deposits	493,354	(1,223,377)	(730,023)
Other borrowings	40,372	(198,466)	(158,094)

Total interest-bearing liabilities	533,726	(1,421,843)	(888,117)

Net interest income	$62,476	$(1,805,392)	$(1,742,916)

Provision for Loan Losses
We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $8.5 million for the first three months of 2009 as compared to $746 thousand for the same period of 2008 and $10.5 million for the year ended December 31, 2008. The increase in the provision was the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio, the increases in nonperforming loans, and the current economic environment. During the first quarter of 2009, management performed an in-depth analysis with each relationship manager on their loan portfolio, taking into account current economic conditions. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.
Noninterest Income
Noninterest income increased to $2,542,568 for the three months ended March 31, 2009, up 84.24% from $1,380,023 for the same period in 2008. This increase in noninterest income is primarily attributable to the increase in income from our mortgage operation, which rose from $740,001 for the first three months of 2008 to $1,708,668 for the first three months of 2009. The increase in noninterest income from our mortgage operation is a reflection of low mortgage interest rates and a decline in housing prices.
Noninterest Expense
Total noninterest expense increased 15.1% to $5,154,971 for the three month period ended March 31, 2009 from $4,478,752 for the same period in 2008. Salaries and wages and employee benefits expense increased $485,197 to $2,183,078 during the three month period ended March 31, 2009 compared to the same period in 2008. The increase in salaries and benefits relates to an increase in mortgage production, originator commissions, and related payroll taxes.
We had 142, 145, and 158 full-time equivalent employees (“FTE”) at March 31, 2009, March 31, 2008, and December 31, 2008 respectively. The mortgage operation FTE increased from 52 FTE at March 31, 2008 to 56 FTE at March 31, 2009 and was 62 at December 31, 2008. Excluding our mortgage operation staff, FTE decreased from 88 at March 31, 2008 to 86 FTE at March 31, 2009 and was 96 at December 31, 2008. Staffing decreases were due to reduction of staff hours as a cost-cutting measure taken by management.
For the three months ended March 31, 2009, advertising and public relations costs decreased $94,504 to $87,896 as compared to the same period in 2008. Professional fees increased $41,062 to $183,498 for the three month period ended March 31, 2009 compared to the same period in 2008. Professional fees continue to increase due fees related to regulatory matters and the escalating cost of accounting, auditing, and legal services for a public company. Advertising and public relations costs have declined as a result of ongoing cost control measures taken by the Bank’s management.
Occupancy expenses increased $15,933 to $426,548 during the three months ended March 31, 2009, compared to the same period in 2008.
Data processing fees increased during the three months ended March 31, 2009 to $202,549 from $186,300 during the same period in 2008.
Other operating expenses increased 15.08% to $931,378 during the three months ended March 31, 2009, compared to $809,364 during the same period in 2008.
The increase in other operating expenses was primarily due to increases in FDIC fees and credit and collection expenses. Specifically, FDIC fees increased $56,777, and credit and collections expense increased $253,501, collectively totaling an increase of $310,278. The total increase in other operating expenses was $122,014 during the three months ended March 31, 2009 as compared to the same period in 2008.

The following table presents a comparison of other operating expenses:

	Other Operating Expenses
	For the three months ended		For the year ended
	March 31,		December 31,
	2009	2008	2008
Telephone	$38,182	$43,254	$167,264
Postage and freight	30,703	30,134	139,471
Armored car	5,739	20,774	59,440
Credit and collection-bank	244,330	75,763	499,769
Dues and subscriptions	32,453	42,272	162,814
Employee travel, conferences, meals, and lodging	20,241	36,077	133,474
Business development and donations	79,024	79,398	379,362
FDIC insurance	126,068	69,291	354,669
Other insurance	11,943	12,570	60,632
Debit/ATM	31,765	28,041	123,163
Credit card processing fees	20,315	12,734	67,233
Software maintenance	67,701	91,008	285,824
Director BOLI	29,752	33,828	132,101
Mortgage recourse expense	—	—	230,000
Foreclosure related expense	45,828	966	123,008
Director advisory fees	42,450	65,750	293,749
Furniture and equipment	41,311	75,428	291,601
Other operating expenses	63,573	92,076	297,997

Total	$931,378	$809,364	$3,801,571

Balance Sheet Review
General
We had total assets of $728.5 million at March 31, 2009, an increase of 14.5% from $638.8 million at March 31, 2008, and an increase of 8.9% from $668.8 million at December 31, 2008. Total assets at March 31, 2009 consisted primarily of $576.0 million in loans including mortgage loans held for sale, $7.3 million in investments, Federal Funds sold and other short term investments of $35.8 million, and $7.1 million in cash and due from banks. Our liabilities at March 31, 2009 totaled $683.6 million, consisting primarily of $598.2 million in deposits, $55.0 million in Federal Home Loan Bank (“FHLB”) advances, and $10.3 million of junior subordinated debentures. Our total deposits increased to $598.2 million at March 31, 2009, up 21.4% from $492.7 million at March 31, 2008, and up 12.2% from $533.4 million at December 31, 2008. Shareholders’ equity decreased $4.8 million to $44.9 million at March 31, 2009 from $49.7 million at December 31, 2008, and decreased $8.9 million from $53.8 million at March 31, 2008.
Investment Securities
Total investment securities averaged $73.4 million during the first three months of 2009 and totaled $79.2 million at March 31, 2009. Total investment securities averaged $68.6 million during the first three months of 2008 and totaled $66.3 million at March 31, 2008. Total investment securities averaged $68.5 million for the year ended December 31, 2008 and totaled $70.6 million at December 31, 2008. At March 31, 2009, our total investment securities portfolio had a book value of $77.9 million and a fair market value of $79.2 million, for an unrealized net gain of $1.3 million. We primarily invest in short term U.S. Government Sponsored Enterprises and Federal Agency securities.
At March 31, 2009, federal funds sold and short-term investments totaled $35.8 million, compared to $2.1 million at March 31, 2008 and $6.6 million at December 31, 2008. These funds are one source of our Bank’s liquidity and are generally invested in an earning capacity on an overnight or short-term basis. This increase in short-term investments is due to management’s decision to increase liquidity to mitigate risks associated with uncertainty in the financial market.

Loans
Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of March 31, 2009, loans represented 86.72% of average earning assets as compared to 86.5% at March 31, 2008, and 87.5% at December 31, 2008. At March 31, 2009, net portfolio loans (portfolio loans less the allowance for loan losses and deferred loan fees) totaled $537.6 million, an increase of $13.6 million, or 2.59%, from March 31, 2008 and a decrease of $4.9 million, or 0.91% from December 31, 2008. Average gross loans increased to $573.4 million with a yield of 5.49% during the first three months of 2009 from $526.5 million with a yield of 7.76% during the same period in 2008. Average gross loans were $550.0 million with a yield of 6.84% for the year ended December 31, 2008. The decrease in yield on loans during these periods is caused by the interest rate declines in 2007 and 2008 and non-accrual loans. The interest rates charged on loans vary with the degree of risk, the maturity, the guarantees, and the collateral on each loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.
The following table shows the composition of the loan portfolio and mortgage loans held for sale by category at March 31, 2009, December 31, 2008, and March 31, 2008.

	Composition of Loan Portfolio
	March 31, 2009		December 31, 2008		March 31, 2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Commercial	$58,890,762	10.8%	$59,040,069	10.7%	$65,592,413	12.3%
Real estate — construction	35,403,080	6.5%	33,741,466	6.1%	67,984,079	12.8%
Real estate — mortgage	443,832,134	81.1%	448,970,087	81.4%	389,637,192	73.2%
Consumer	9,411,131	1.7%	9,700,120	1.8%	8,776,754	1.7%

Portfolio loans, gross	547,537,107	100.0%	551,451,742	100.0%	531,990,438	100.0%

Unearned loan fees and costs, net	(235,109)		(294,921)		(443,566)
Allowance for possible loan losses	(9,709,438)		(8,642,651)		(7,519,960)

Portfolio loans, net	537,592,560		542,514,170		524,026,912
Mortgage loans held for sale	28,691,672		7,210,088		7,356,399

Loans, net	$566,284,232		$549,724,258		$531,383,311

Real estate construction loans have dropped 47.9% year over year as of March 31, 2009 as compared to March 31, 2008. The principal component of our portfolio loans at March 31, 2009, December 31, 2008, and March 31, 2008, was mortgage loans, which represented 81.1%, 81.4%, and 73.2%, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and also increases the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral. A significant portion of our loans are made within the markets we serve. Loans held for sale are consumer real estate loans that are pending sale to investors.
Allowance for Loan Losses
We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. The evaluation of the allowance is segregated into general allocations and specific allocations. For general allocations, the portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified trends or changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (installment and revolving), mortgage loans, and commercial loans and may be adjusted for other risk factors. To allow for modeling error, a range of probable loss ratios is then derived for each segment. The resulting percentages are then applied to the dollar amounts of the loans in each segment to arrive at each segment’s range of probable loss levels. Certain nonperforming loans are individually assessed for impairment under SFAS No. 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations. The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114 specifically, reflect the impact of the continued deterioration in the local real estate market, and the economy in general.

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
At March 31, 2009, the allowance for loan losses was $9.7 million, or 1.69% of total outstanding loans, compared to an allowance for loan losses of $7.5 million, or 1.40% of total outstanding loans, at March 31, 2008, and $8.6 million, or 1.55% of total outstanding loans, at December 31, 2008. During the first three months of 2009, we had net charge-offs totaling $7,433,213. During the same period in 2008, we had net charge-offs totaling $161,656. During the first quarter of 2009 management performed additional reviews with all loan relationship managers to ensure we consistently evaluated each loan. We had non-performing loans totaling $30.3 million, $5.1 million and $18.2 million at March 31, 2009, March 31, 2008, and December 31, 2008, respectively. The current economic environment has caused several of our customers to reach a point where payment sources have been exhausted. While there can be no assurances, we do not expect significant losses relating to these nonperforming loans because we believe that the collateral supporting these loans is sufficient to cover the outstanding loan balance. Nevertheless, the downturn in the real estate market has resulted in an increase in loan delinquencies, charge-offs, defaults, and foreclosures, and we believe these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.
The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the three months ended March 31, 2009, March 31, 2008, and the full year ended December 31, 2008.

	Allowance for Loan Losses
	Three months	Year ended	Three months
	ended March 31,	December 31,	ended March 31,
	2009	2008	2008

Average total loans outstanding	$574,749,536	$549,953,836	$526,467,333
Total loans outstanding at period end	575,993,670	558,366,909	538,903,271
Total nonperforming loans	34,501,651	19,968,441	5,119,312

Beginning balance of allowance	8,642,651	6,935,616	6,935,616

Loans charged off	(7,446,593)	(8,858,354)	(167,432)
Total recoveries	13,380	74,389	5,776

Net loans charged off	(7,433,213)	(8,783,965)	(161,656)
Provision for loan losses	8,500,000	10,491,000	746,000

Balance at period end	$9,709,438	$8,642,651	$7,519,960

Net charge-offs to average total loans (annualized)	5.25%	1.60%	0.12%
Allowance as a percent of total loans	1.69%	1.55%	1.40%
Allowance as a percentage of nonperforming loans	28.14%	43.28%	146.89%

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of March 31, 2009. We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses
	As of March 31, 2009
Commercial	$1,536,563	10.2%
Real estate — construction	1,579,678	6.1%
Real estate — mortgage	6,391,836	82.0%
Consumer	153,771	1.6%
Unallocated	47,590	—

Total allowance for loan losses	$9,709,438	100.0%

Nonperforming Assets/Other Real Estate Owned and Repossessed Assets
We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At March 31, 2009, there were loans totaling $748 thousand that were 90 days passed due and still accruing interest as compared with $1.8 million as of December 31, 2008. There were no loans past due 90 days or more still accruing interest at March 31, 2008.
The table below is an analysis of our impaired loans and allowance for loan losses:

	For the three months ended		For the year ended
	March 31,		December 31,
	2009	2008	2008
Impaired loans with specific allowance	$26,436,276	$14,548,247	$11,210,569
Impaired loans with no specific allowance	8,065,375	2,627,982	18,367,715
Total impaired loans (quarter end)	34,501,651	27,257,988	29,578,284

Related allowance (quarter end)	4,177,934	7,466,308	3,107,168
Interest income recongnized	401,365	170,804	1,584,491
Foregone interest	618,505	147,745	1,222,542
Average recorded investment on impaired	25,136,668	5,976,327	21,148,317
Nonaccrual loans were $30,309,280, $5,119,312, and $18,185,037 as of March 31, 2009, March 31, 2008, and December 31, 2008, respectively. As the economy continues to weaken, some of our borrowers find that they do not have sufficient cash flow to make payments on time, and we place their loans on nonaccrual status. There are currently 103 borrowers that are on nonaccrual at March 31, 2009. Seven of those borrowers amount to 42% of the total nonaccrual loans.
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
At March 31, 2009, we had $4,118,000 in OREO, compared to $1,545,647 at March 31, 2008, and $3,111,741 at December 31, 2008. At March 31, 2009, we had $135,000 in repossessed property compared to $0 at March 31, 2008 and $78,866 at December 31, 2008. As of March 31, 2009, there are nine properties in OREO, two of which are under contract. The properties in OREO at March 31, 2009, include one parcel of undeveloped land, four developed residential lots, and four residential properties. During the first quarter of 2009, the Bank did not write down any OREO.

Deposits
Average total deposits were $554.3 million for the three months ended March 31, 2009, up 10.9% from $499.7 million during the same period in 2008 and up 7.5% from $515.7 million at December 31, 2008. Average interest-bearing deposits were $530.6 million for three months ended March 31, 2009, up 14.0% from $465.5 million during the same period of 2008 and up 10.0% from $482.2 million at December 31, 2008.
The following table sets forth deposits by category as of March 31, 2009, March 31, 2008, and December 31, 2008.

	Deposits
	March 31, 2009		December 31, 2008		March 31, 2008
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$24,630,897	4.1%	$24,628,632	4.6%	$35,925,681	7.3%
Interest bearing checking accounts	17,898,827	3.0%	15,916,904	3.0%	19,572,591	4.0%
Money market accounts	80,361,280	13.4%	90,708,621	17.0%	93,574,372	19.0%
Savings accounts	3,852,040	0.6%	3,491,913	0.7%	2,920,515	0.6%
Time deposits less than $100,000	187,771,516	31.4%	150,533,893	28.2%	124,651,027	25.3%
Time deposits of $100,000 or more	179,597,738	30.0%	151,329,497	28.4%	147,759,146	30.0%
Brokered CDs	74,116,000	12.4%	74,785,000	14.0%	68,274,000	13.9%
CDARS deposits	29,953,960	5.0%	21,964,249	4.1%	—	0.0%

Total deposits	$598,182,258	100.0%	$533,358,709	100.00%	$492,677,332	100.00%

Deposit growth was attributable to a new deposit product that maximizes FDIC insurance (CDARS), brokered funds, internal growth, and the generation of new deposits due primarily to special promotions and increased advertising. CDARS are deemed brokered deposits.
The bank regulatory definition of core deposits, which exclude certificates of deposit of $100,000 or more, brokered CDs, and CDARS, were $314.5 million at March 31, 2009, compared to $276.6 million at March 31, 2008, and $285.3 million at December 31, 2008. Our brokered deposits were $74.1 million as of March 31, 2009, $68.3 million as of March 31, 2008, and $74.8 million as of December 31, 2008. As previously disclosed, since September 30, 2008, the Bank has a limit on the amount of brokered deposits it can hold without being granted a waiver by the OCC. Through March 31, 2009, the OCC has granted us several waivers, but there is no assurance that the OCC will continue to grant us waivers. Even if we do not receive additional waivers, we believe we will be able to replace these deposits as they mature with local deposits or other funding sources, but there can be no assurances in this respect.
We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were 52.58% at March 31, 2009, 56.15% at March 31, 2008, and 53.49% at December 31, 2008. Of the time deposits of $100,000 or more, approximately 46 to 48% of these balances are for deposits between $100,000 and $150,000. The Company believes these balances to be core deposits for internal reporting purposes.
Our loan-to-deposit ratio was 96.29% at March 31, 2009 versus 109.4% at March 31, 2008 and 104.7% at December 31, 2008. The average loan-to-deposit ratio was 103.4% during the first three months of 2009, 105.4% during the same period of 2008, and 106.7% at December 31, 2008.
Another aspect of the Emergency Economic Stabilization Act (EESA), in addition to the other components described above which became effective on October 3, 2008, is a temporary increase of the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2009. At March 31, 2009, the Bank had time deposits of $250,000 or more of $49.6 million that would not be covered under the new FDIC insurance limits. An additional $28.8 million, or 58% of these deposits, are to local public entities that are required to have securities as collateral.

In addition, our Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of EESA. This guarantee applies to the following transactions:
•
All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

•	Funds in non-interest-bearing transaction deposit accounts (up to $500 billion) held by FDIC-insured banks until December 31, 2009.
All FDIC institutions are covered for the first 30 days at no cost. After the initial 30 day period expires, the institution must opt out if it no longer wishes to participate in the program; otherwise, it will be assessed for future participation. There will be a 75-basis point fee to protect new debt issues and an additional 10-basis point fee to fully cover non-interest bearing deposit transaction accounts.
The Company will see an increase in FDIC premiums in future periods based on the increase in insured deposits and proposed changes to FDIC premiums.
Advances from Federal Home Loan Bank
In addition to deposits, we obtained funds from the FHLB to help fund our loan growth. Average borrowings from the FHLB were $55.0 million during the first quarter of 2009, for the same period in 2008, and for the year ended December 31, 2008. The following table reflects the current borrowing terms.

		Current	Maturity	Option
FHLB Description	Balance	Rate	Date	Date
Fixed rate advances:
Fixed rate	$10,000,000	5.36%	06/04/10	—
Fixed rate hybrid	5,000,000	4.76%	10/21/10	—
Convertible	7,500,000	4.51%	11/23/10	—
Convertible	5,000,000	3.68%	07/13/15	07/13/09
Convertible	5,000,000	4.06%	09/29/15	09/29/09
Convertible	5,000,000	4.16%	03/13/17	06/13/09
Convertible	7,500,000	4.39%	04/13/17	04/13/09
Variable rate advances:
Prime based advance	10,000,000	0.41%	9/19/2011	—

	$55,000,000

Junior Subordinated Debentures
The average and period end balances of the floating rate trust preferred securities through BFNB Trust and BFNB Trust II (the “Trusts”) totaled $10.3 million for all periods reported. These trust preferred securities are reported on our consolidated balance sheet as junior subordinated debentures. The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the six month LIBOR plus 270 on $5.15 million and LIBOR plus 190 basis points on the remaining $5.15 million, respectively, which was 3.83% and 3.22% at March 31, 2009. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. The Company has no current intention to exercise its right to defer payments of interest on the trust preferred securities. The Company has the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. The trust preferred securities can be redeemed prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.
Capital Resources
At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” generally a bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.

At March 31, 2009, our total shareholders’ equity was $44.9 million ($50.8 million at the bank level). At March 31, 2009, our Tier 1 capital ratio was 10.24% (9.55% at the bank level), our total risk-based capital ratio was 11.50% (10.81% at the bank level), and our Tier 1 leverage ratio was 7.90% (7.34% at the bank level).
The OCC has established Individual Minimum Capital Ratio levels of Tier 1 leverage ratio (8.50%), Tier 1 risk-based capital ratio (10.50%) and total risk-based capital ratio (12.00%) for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks. The Bank’s capital levels are less than those required under its Individual Minimum Capital Ratios. The Bank has worked with various advisors and consultants on planned capital raises, asset sales, and implementing other measures to increase capital including strategies to increase liquidity, limit asset growth, reduce dependence on brokered deposits, and restructure other funding sources. We have had ongoing discussions with the OCC regarding these ratios and have asked for capital forbearance. The OCC has not yet responded to our request. The OCC may deem noncompliance to be an unsafe and unsound banking practice which would make the Bank subject to such administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what action steps the OCC might require the Bank to take to remedy this situation, and whether such actions will be successful.
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
Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. We are evaluating and exploring alternatives for raising additional capital. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have arrangements with commercial banks for short-term unsecured advances of up to $34.2 million. We maintain a secured line of credit in the amount of $10.0 million with our primary correspondent and have a $19 million secured line with the Federal Reserve Bank of Richmond. We also have a line of credit with the FHLB to borrow based on our 1 to 4 family loans and investment securities pledged, resulting in an availability of up to $55.0 million at March 31, 2009. The FHLB has approved borrowings up to 15% of the Bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At March 31, 2009, we had borrowed $55.0 million on this line of credit. We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, short-term federal funds lines, and the potential new capital we may raise will enable us to successfully meet our liquidity.
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
We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame as of March 31, 2009. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.

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
At March 31, 2009, the Bank had issued unused commitments to extend credit of $38.4 million through various types of lending arrangements. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.
In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that if our customer fails to meet its contractual obligation to the third party the Bank will honor those commitments up to the letter of credit issued. Standby letters of credit totaled $4.7 million at March 31, 2009. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.
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
Recently Issued Accounting Standards
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans. The Company has a defined contribution plan, 401 (K), for all employees.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.
On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.
FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods, including the aging of securities with unrealized losses.
FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly,” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.
FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.
The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.
The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however, debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.
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
The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At March 31, 2009, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $104.7 million. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and interest bearing checking accounts, which totaled $520.3 million at March 31, 2009.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2009. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
There are no material legal proceedings to which the company or any of our subsidiaries is a party or of which any of our property is the subject.
Item 1A. Risk Factors
Other than as described elsewhere in this Form 10-Q, there were no material changes from the risk factors presented in our annual report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
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

BEACH FIRST NATIONAL BANCSHARES, INC.
Date: May 14, 2009	By:	/s/ Walter E. Standish, III
Walter E. Standish, III
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Gary S. Austin
Gary S. Austin
Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.