Form 10-Q
period 2009-06-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2009-08-14
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009

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
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 14, 2009, 4,845,018 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets

	June 30,	December 31,	June 30,
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
Assets
Cash and due from banks	$9,416,829	$4,830,112	$10,473,167
Short-term investments	730,196	1,469,273	3,087,016
Federal funds sold	18,663,000	5,111,000	—

Total cash and cash equivalents	28,810,025	11,410,385	13,560,183
Investment securities	81,545,530	70,594,811	69,059,993

Portfolio loans, net of unearned income	536,855,345	551,156,821	553,385,016
Allowance for loan losses (ALL)	(13,034,291)	(8,642,651)	(7,646,053)

Portfolio loans, net of ALL	523,821,054	542,514,170	545,738,963

Mortgage loans held for sale	21,966,286	7,210,088	6,528,090
Federal Reserve Bank stock	1,119,000	1,014,000	984,000
Federal Home Loan Bank stock	3,660,600	3,545,100	3,545,100
Premises and equipment, net	15,075,040	15,624,792	16,089,907
Cash value of life insurance	3,741,947	3,674,106	3,616,025
Investment in BFNB Trusts	310,000	310,000	310,000
OREO and repossessed assets	5,064,325	3,111,741	2,365,000
Other assets	12,498,417	9,806,424	7,720,769

Total assets	$697,612,224	$668,815,617	$669,518,030

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest bearing deposits	$29,798,351	$24,628,632	$37,345,807
Interest bearing deposits	544,338,588	508,730,077	491,735,048

Total deposits	574,136,939	533,358,709	529,080,855
Advances from Federal Home Loan Bank	55,000,000	55,000,000	55,000,000
Federal funds purchased	—	—	7,383,200
Other borrowings and repurchase agreements	12,979,509	16,165,022	10,937,468
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	5,605,626	4,263,797	3,706,225

Total liabilities	$658,032,074	$619,097,528	$616,417,748

Shareholders’ equity
Common stock, $1 par value; 10,000,000 shares authorized; 4,845,018 issued and outstanding at June 30, 2009, December 31, 2008, and at June 30, 2008	4,845,018	4,845,018	4,845,018
Paid-in capital	29,522,583	29,513,166	29,503,750
Retained earnings	5,056,241	14,875,309	19,803,645
Accumulated other comprehensive income (loss)	156,308	484,596	(1,052,131)

Total shareholders’ equity	39,580,150	49,718,089	53,100,282

Total liabilities and shareholders’ equity	$697,612,224	$668,815,617	$669,518,030

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc, and Subsidiaries
Consolidated Condensed Statements of Income

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Interest and fees on loans	$15,268,352	$19,463,997	$7,489,393	$9,304,543
Investment securities	1,613,731	1,906,342	799,375	907,898
Fed funds sold and short term investments	22,723	86,885	15,461	15,283
Other	5,907	9,445	2,705	4,133

Total interest income	16,910,713	21,466,669	8,306,934	10,231,857

Interest expense
Deposits	8,512,734	9,631,937	4,145,632	4,543,330
Advances from the FHLB, federal funds purchased and other borrowings	1,296,883	1,480,042	644,156	728,589
Junior subordinated debentures	196,464	311,726	89,972	137,348

Total interest expense	10,006,081	11,423,705	4,879,760	5,409,267

Net interest income	6,904,632	10,042,964	3,427,174	4,822,590

Provision for loan losses	14,900,000	1,314,000	6,400,000	568,000

Net interest income (loss) after provision for loan losses	(7,995,368)	8,728,964	(2,972,826)	4,254,590

Noninterest income
Service fees on deposit accounts	107,307	209,477	52,862	55,433
Mortgage production related income	3,966,461	1,663,699	2,257,793	923,698
Merchant income	469,350	384,829	280,726	231,142
Income from cash value life insurance	68,905	72,583	34,356	39,056
Gain on sale of investment securities	306,094	—	255,147	—
Gain on sale of fixed assets	—	220	—	—
(Loss) on sale of OREO (and writedowns)	(905,161)	(2,891)	(701,961)	(2,501)
Other income	794,931	518,944	86,396	220,010

Total noninterest income	4,807,887	2,846,861	2,265,319	1,466,838

Noninterest expense
Salaries and wages	4,586,998	3,673,688	2,403,920	1,975,807
Employee benefits	871,780	799,853	456,789	398,645
Supplies and printing	55,761	104,916	29,553	52,649
Advertising and public relations	167,934	318,942	80,038	136,542
Professional fees	417,297	339,160	233,799	196,724
Depreciation and amortization	573,248	550,206	286,293	281,269
Occupancy	837,558	806,242	411,010	395,627
Data processing fees	409,051	636,525	206,502	450,225
Mortgage production related expenses	634,993	379,018	380,392	209,351
Merchant processing	381,186	406,182	223,917	248,505
Other operating expenses	2,987,028	1,661,621	2,055,650	852,257

Total noninterest expenses	11,922,834	9,676,353	6,767,863	5,197,601

Income (loss) before income taxes	(15,110,315)	1,899,472	(7,475,370)	523,827
Income tax (benefit) expense	(5,291,247)	679,252	(2,614,616)	187,320

Net income (loss)	$(9,819,068)	$1,220,220	$(4,860,754)	$336,507

Basic net income (loss) per common share	$(2.03)	$0.25	$(1.00)	$0.07

Diluted net income (loss) per common share	$(2.03)	$0.25	$(1.00)	$0.07

Weighted average common shares outstanding
Basic	4,845,018	4,845,018	4,845,018	4,845,018

Diluted	4,845,018	4,914,943	4,845,018	4,903,612

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2007	4,845,018	$4,845,018	$29,494,912	$18,583,425	$(345,305)	$52,578,050
Net income	—	—	—	1,220,220	—	1,220,220
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investment securities	—	—	—	—	(702,936)	(702,936)
Unrealized gain (loss) on interest rate swap	—	—	—	—	(3,890)	(3,890)

Comprehensive income	—	—	—	—	—	513,394
Stock based compensation expense	—	—	8,838	—	—	8,838

Balance, June 30, 2008	4,845,018	$4,845,018	$29,503,750	$19,803,645	$(1,052,131)	$53,100,282

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2008	4,845,018	$4,845,018	$29,513,166	$14,875,309	$484,596	$49,718,089
Net (loss)	—	—	—	(9,819,068)	—	(9,819,068)
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investment securities	—	—	—	—	(630,250)	(630,250)
Plus reclassification adjustments for gain included in net income	—	—	—	—	202,022	202,022
Unrealized gain (loss) on interest rate swap	—	—	—	—	99,940	99,940

Comprehensive income (loss)	—	—	—	—	—	(10,147,356)
Stock based compensation expense	—	—	9,417	—	—	9,417

Balance, June 30, 2009	4,845,018	$4,845,018	$29,522,583	$5,056,241	$156,308	$39,580,150

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	For the six months		For the year
	ended		ended
	June 30,		December 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)	(Audited)
Operating activities
Net (loss) income	$(9,819,068)	$1,220,220	$(3,708,116)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	573,248	550,206	1,124,250
Write-down on real estate acquired in settlement of loans	430,000	—	420,000
Proceeds from sale of mortgages held for sale	162,650,504	65,395,286	116,079,020
Disbursements for mortgages held for sale	(177,406,702)	(65,447,757)	(116,813,489)
Discount accretion and premium amortization	7,993	(194,662)	(217,959)
Deferred income taxes	(918,764)	—	(918,764)
Provisions for loan losses	14,900,000	1,314,000	10,491,000
Recourse reserve provision	—	10,000	230,000
Gain on sale of fixed assets	—	(220)	(220)
Gain on sale of investment securities	(306,094)	—	(23,180)
Loss on sale of other real estate owned	475,161	2,890	353,909
Stock based compensation expense	9,417	8,838	18,254
(Increase) decrease in other assets	(1,452,686)	382,834	(1,841,491)
Increase (decrease) in other liabilities	1,341,829	(1,889,047)	(1,580,078)

Net cash provided by (used in) operating activities	(9,515,162)	1,352,588	3,613,136

Investing activities
Proceeds from paydowns of investment securities	24,519,718	3,779,062	9,052,822
Proceeds from sale of investment securities	19,254,732	21,195,000	29,206,146
Purchase of investment securities	(55,075,899)	(29,226,455)	(41,376,937)
Purchase of FHLB stock	(115,500)	(149,800)	(149,800)
Purchase of Federal Reserve Stock	(105,000)	—	(30,000)
Increase in loans, net	(1,689,666)	(54,691,710)	(64,580,873)
Increase in CSV of life insurance contracts	(67,841)	(61,218)	(119,299)
Purchase of property and equipment	(23,496)	(893,969)	(1,035,517)
Proceeds from sale of property and equipment	—	220	32,838
Proceeds from sale of other real estate owned	2,625,037	1,782,757	4,201,953

Net cash used in investing activities	(10,677,915)	(58,266,113)	(64,798,667)
Financing activities
Increase (decrease) in Federal funds purchased	—	(3,998,900)	(1,796,724)
Net increase in deposits	40,778,230	69,074,679	69,160,364
Repayments of other borrowings	(3,185,513)	(160,749)	(326,402)

Net cash provided by financing activities	37,592,717	64,915,030	67,037,238

Net increase in cash and cash equivalents	17,399,640	8,001,505	5,851,707

Cash and cash equivalents beginning of period	$11,410,385	$5,558,678	$5,558,678

Cash and cash equivalents end of period	$28,810,025	$13,560,183	$11,410,385

Cash paid for
Income taxes (refunds)	$(2,516,701)	$1,246,215	$1,631,780

Interest	$10,136,080	$11,872,371	$22,469,561

The accompanying notes are an integral part of these consolidated condensed financial statements.

1. Basis of Presentation
The accompanying consolidated condensed financial statements for Beach First National Bancshares, Inc. (the “Company”) were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for fair presentation of the interim consolidated financial statements have been included. The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year. These consolidated financial statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008.
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
RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

	For the six months ended		For the year ended
	June 30,		December 31,
	2009	2008	2008
Basic net income (loss) per share:
Net income (loss)	$(9,819,068)	$1,220,220	$(3,708,116)

Average common shares outstanding — basic	4,845,018	4,845,018	4,845,018

Basic net income (loss) per share	$(2.03)	$0.25	$(0.77)

Diluted earnings per share:
Net income (loss)	$(9,819,068)	$1,220,220	$(3,708,116)

Average common shares outstanding — basic	4,845,018	4,845,018	4,845,018
Incremental shares from assumed conversion of stock options	—	69,925	—

Average common shares outstanding — diluted	4,845,018	4,914,943	4,548,018

Diluted net income (loss) per share	$(2.03)	$0.25	$(0.77)

Due to the net loss for the six months ended June 30, 2009 and twelve months ended December 31, 2008, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive.
4. Investment Securities
The amortized costs and fair values of available for sale investment securities are as follows:

	June 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government sponsored enterprises	$29,648,468	$15,240	$222,190	$29,441,518
Mortgage backed securities	49,285,158	1,202,245	191,484	$50,295,919
Tax exempt securities	1,340,747	—	21,654	$1,319,093
Corporate	804,683	—	315,683	$489,000

Total securities	$81,079,056	$1,217,485	$751,011	$81,545,530

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government sponsored enterprises	$12,456,243	$179,193	$—	$12,635,436
Mortgage backed securities	54,874,211	1,303,430	14,861	$56,162,780
Tax exempt securities	1,342,270	—	34,675	$1,307,595
Corporate	806,783	—	317,783	$489,000

Total securities	$69,479,507	$1,482,623	$367,319	$70,594,811

The amortized costs and fair values of investment securities at June 30, 2009, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented as a separate line since pay downs are expected before contractual maturity dates.

	Amortized cost	Fair value
Due within one year	$—	$—
Due after one year through five years	10,000,000	9,984,390
Due after five through ten years	19,648,468	19,457,128
Due after ten years	2,145,430	1,808,093

Sub-total	31,793,898	31,249,611
Mortgage backed securities	49,285,158	50,295,919

Total securities	$81,079,056	$81,545,530

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage backed securities	$31,560,286	$413,674	$—	$—	$31,560,286	$413,674
Tax exempt securities	1,319,093	21,654	—	—	1,319,093	21,654
Corporate	—	—	489,000	315,683	489,000	315,683

Total	$32,879,379	$435,328	$489,000	$315,683	$33,368,379	$751,011

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage backed securities	$3,166,604	$14,861	$—	$—	$3,166,604	$14,861
Tax exempt securities	1,307,595	34,675	—	—	1,307,595	34,675
Corporate	489,000	317,783	—	—	489,000	317,783

Total	$4,963,199	$367,319	$—	$—	$4,963,199	$367,319

Securities classified as available-for-sale are recorded at fair market value. As of June 30, 2009, there was one available-for-sale securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.
For the six months ended June 30, 2009 and 2008, proceeds from sales of securities available for sale amounted to $19,254,732 and $21,195,000 respectively. Gross realized gains amounted to $306,094 for the six months ended June 30, 2009. There were no gross realized gains for the same period in 2008. The Company did not realize any losses for the six months ended June 30, 2009 and 2008.
5. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2009:

	Quoted Market	Significant Other	Significant
	Price in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale investment securities	—	$81,545,530	—
Mortgage loans held for sale	—	$21,966,286	—
Interest rate swap agreement (liability)	—	(521,919)	—

Total	$—	$102,989,897	$—

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2009:

	Quoted Market	Significant Other	Significant
	Price in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	—	$4,989,325	—
Repossessed assets	—	$75,000	—
Impaired Loans	—	$52,529,668	—

Total	$—	$57,593,993	$—

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial Assets:
Cash and due from banks	$9,416,829	$9,416,829	$4,830,112	$4,830,112
Federal funds sold and short term investments	19,393,196	19,393,196	6,580,273	6,580,273
Investment securities	81,545,530	81,545,530	70,594,811	70,594,811
Loans, net of ALL	523,821,054	524,618,000	542,514,170	544,810,170
Mortgage loans held for sale	21,966,286	21,966,286	7,210,088	7,210,088
Federal Reserve Bank stock	1,119,000	1,119,000	1,014,000	1,014,000
Federal Home Bank Loan Bank stock	3,660,600	3,660,600	3,545,100	3,545,100
Trust preferred securities	310,000	310,000	310,000	310,000
Cash value of life insurance	3,741,947	3,741,947	3,674,106	3,674,106

Financial Liabilities:
Deposits	574,136,939	575,393,000	533,358,709	538,096,709
Advances from Federal Home Loan Bank	55,000,000	55,859,000	55,000,000	57,834,000
Federal funds purchased and other borrowings	12,979,509	12,979,509	16,165,022	16,165,022
Junior subordinated debt	10,310,000	10,310,000	10,310,000	10,310,000
6. Business Segment Reporting
The Company has two reportable business segments, the Bank and the Mortgage operation. The Bank segment provides a full line of banking products and also includes the Company, Trust and Trust II, and BFNM, LLC. The products offered include traditional lending and deposit taking in the Myrtle Beach (Grand Strand) and Hilton Head Island markets of South Carolina. Additionally, the Bank segment provides services such as on-line banking, credit cards, merchant services, cash management, remote deposit capture, and lockbox service.
The Mortgage operation originates and closes consumer mortgage loans to sell to third-party investors. The Mortgage operation has production offices in South Carolina, North Carolina, and Virginia.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does allocate income taxes, administrative fees, and interest expense to the segments. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the six months ended June 30, 2009 and 2008, is as follows:

June 30, 2009	Bank	Mortgage	Consolidated
Net interest income	$6,663,409	$241,223	$6,904,632
Provision for loan losses	14,900,000	—	14,900,000
Other income	886,667	3,921,220	4,807,887
Noninterest expenses	8,226,451	3,696,383	11,922,834
Net income (loss)	(10,122,007)	302,939	(9,819,068)
End of period assets	668,367,216	29,245,008	697,612,224

June 30, 2008	Bank	Mortgage	Consolidated
Net interest income	$9,860,838	$182,126	$10,042,964
Provision for loan losses	1,314,000	—	1,314,000
Other income	1,221,668	1,625,193	2,846,861
Noninterest expenses	7,589,231	2,087,122	9,676,353
Net income (loss)	1,400,805	(180,585)	1,220,220
End of period assets	662,597,677	6,920,353	669,518,030

The Company does not have any single external customers from which it derives 10% or more of its revenues. The Company’s customer base is primarily from the Myrtle Beach (Grand Strand) and Hilton Head Island, South Carolina markets.
7. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date on which the Company’s financial statements were issued. The Company notes the following event:
The Bank has one investment security in a corporate bond with a book value of $804 thousand. The Bank has written the security to an estimated fair market value of $489 thousand as part of the valuation of its investment portfolio as of June 30, 2009. This adjustment is part of the accumulated other comprehensive income in total shareholders’ equity. During the preparation of these financial statements we were informed that the debtor has elected to defer interest. The debtor is allowed to defer interest up to 20 consecutive quarters without being in default. During the deferral period the debtor cannot pay dividends or repurchase stock, cannot pay any debt service or bond ranking equal with or junior to our investment security, cannot dispose of any assets, or make capital contributions to any subsidiaries. The Bank will continue to monitor this security for possible other than temporary impairment.
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
This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (the “SEC”) and the following:
•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type within the real estate segment, industry, borrower type, or location of the borrower or collateral;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, continuing to be weak resulting in, among other things, a deterioration in credit quality;

•	the adequacy of the level of our allowance for loan loss;

•	the rate of delinquencies, non-accrual loans, and amounts of charge-offs;

•	the rates of loan growth and seasoning in our loan portfolio;

•
adverse changes in asset quality and resulting credit risk-related losses and expenses including the risk of further impairment to the value of our collateral on loans for which we have already taken specific reserves;

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

•	instability of the U.S. financial system;

•	the nationalization of the banking industry;

•	our efforts to raise capital or otherwise increase our regulatory capital ratios;

•	our ability to retain our existing customers, including our deposit relationships;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets;

•	other risks and uncertainties detailed from time to time in our filings with the SEC; and

•	natural disasters, such as a hurricane or flooding in our primary service area.
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

Overview
The following discussion describes our results of operations for the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008, as well as results for the six months ended June 30, 2009 and 2008, along with our financial condition as of June 30, 2009. Like most community banks, we derive most of our income from interest we receive on our portfolio loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. One of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
Our outstanding real estate loans are located primarily in the Myrtle Beach and Hilton Head markets of South Carolina. The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities. We are experiencing higher levels of loan delinquencies, defaults and foreclosures. Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for these loans. Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision for Loan Losses” section, we have included a detailed discussion of this process.
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
Results of Operations
Earnings Review
Our net loss was $9,819,068 or $2.03 diluted net loss per common share, for the six months ended June 30, 2009, as compared to net income of $1,220,220 or $0.25 diluted net income per common share, for the same period in 2008. Our net loss was $3,708,116 or $0.77 diluted net loss per common share for the year ended December 31, 2008. The decrease in net income reflects the effect of the challenging financial environment that is facing all banks. The net interest margin declined to 2.08% at June 30, 2009, due in part to rate reductions since September 2007 in the prime lending rate, an increase in non-accrual loans, and an increase in short term investments to improve liquidity. We expect continued pressure on the net interest margin throughout 2009. The return on average assets for the six month period ended June 30, 2009 was (2.83)% as compared to 0.38% for the same period in 2008 and was (0.56)% for the year ended December 31, 2008. The return on average equity was (42.16)% for the six month period ended June 30, 2009 versus 4.59% for the same period in 2008 and was (6.94)% for the year ended December 31, 2008.
Over the past three years, real estate values have fallen and the rate of default on mortgage loans has risen. There has been a resulting disruption in secondary markets for mortgages, especially in non-conforming loan products. The Federal Reserve Bank has reduced short-term rates to stimulate the economy. The Company has been affected by these events in areas such as mortgage banking, land acquisition, development and construction lending, and consumer lending. The Company has seen an increase in delinquencies and non-performing loans during 2007, 2008, and thus far in 2009. The Company continues to monitor its portfolio of real estate loans closely. During the second quarter of 2009 an independent credit review group analyzed approximately 50% of the loans in our portfolio. The credit group’s review focused on the higher risk loans components including loans that were past due in terms of interest, development and construction loans, and certain industry segments. The reduction in short-term rates has adversely impacted the Company’s net interest margin. In the current economic, market and credit environment, there can be no assurance that the Company’s portfolio will continue to perform at current levels.
Net Interest Income
Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first six months of 2009, net interest income decreased 31.25% to $6,904,632 from $10,042,964 for the same period of 2008. For the three months ended June 30, 2009, net interest income decreased 28.9% to $3,427,174 from $4,822,590 during the same period in 2008.
Our level of net interest income is determined by the level of our earning assets and our net interest margin. The increase in non-accrual loans during the second quarter negatively impacted net interest income by $783,000. This amount reduced our net interest income during the second quarter due to these loans being placed on non-accrual status.

The impact on net interest income from the continued growth of our loan portfolio and investments was offset by the increase in non accrual loans and the increase in short term investments which reduced our net interest margin. Average total loans increased from $537.6 million in the first six months of 2008 to $573.6 million in the same period in 2009. Average total loans increased $23.6 million to $573.6 million for the period ended June 30, 2009 from $550.0 million for the year ended December 31, 2008. In addition, average securities increased to $81.9 million in the first six months of 2009 compared to $73.1 million for the first six months of 2008, and increased $8.6 million from $73.3 million for the year ended December 31, 2008.
Net interest spread, the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 1.85% in the first six months of 2009 compared to 2.84% during the same period of 2008, and 2.66% for the year ended December 31, 2008. The net interest margin was 2.08% for the six month period ended June 30, 2009 compared to 3.27% for the same period of 2008, and 3.06% for the year ended December 31, 2008. The decline in the net interest spread and the net interest margin can be attributed to the challenging financial environment facing banks including the reduction in the prime lending rate and an increase in nonaccrual loans. We are liability-sensitive over a one year period and asset sensitive over a three month period. We have continued to add interest rate floors on our loan portfolio such that $85.8 million of our loans (15.7%) at June 30, 2009 will immediately reprice as interest rates change. Our deposit rates have continued to decline. We anticipate that some of this pressure may be eased as we continue to reprice our deposits to current market rates, reduce our non accrual loans, and replace our short term investments earning 0.30% currently with higher earning assets. However, there is risk we may not be able to replace these deposits with lower rate deposits, or replace these deposits at all, especially given our intent to reduce our reliance on brokered deposits in the near future.

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

	Average Balances, Income and Expenses, and Rates
	For the six months ended June 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold, short term investments and trust preferred securities	$15,073,760	$22,723	0.30%	$6,264,381	$86,885	2.79%
Investment securities plus FHLB and FRB stock	81,918,344	1,619,638	3.99%	73,139,319	1,915,787	5.27%
Loans	573,559,350	15,268,353	5.37%	537,617,439	19,463,997	7.28%

Total earning assets	$670,551,454	$16,910,714	5.09%	$617,021,139	$21,466,669	7.00%

Cash and due from banks	6,218,862			6,358,829
Other assets	23,735,921			21,055,227

Total assets	$700,506,237			$644,435,195

Total interest-bearing deposits	$542,428,091	$8,512,734	3.16%	$471,999,392	$9,631,937	4.10%

Other borrowings	81,089,103	1,493,347	3.71%	79,643,228	1,791,768	4.52%

Total interest-bearing liabilities	$623,517,194	$10,006,081	3.24%	$551,642,620	$11,423,705	4.16%

Demand deposits	25,262,343			34,651,575
Other liabilities	4,762,631			4,663,159

Total liabilities	$653,542,168			$590,957,354

Equity capital	46,964,069			53,477,841

Total liabilities and equity	$700,506,237			$644,435,195

Net interest spread			1.85%			2.83%

Net interest income/margin		$6,904,633	2.08%		$10,042,964	3.27%

The following table sets forth the impact the varying levels of earning assets and interest-bearing liabilities and their applicable rates have had on changes in net interest income for the periods presented.

	Analysis of Changes in Net Interest Income
	For the three months ended
	June 30, 2009 versus 2008
	Volume	Rate	Net change
Federal funds sold and short term investments and trust preferred securities	$13,039	$(77,201)	$(64,162)
Investment securities	168,267	(464,416)	(296,149)
Loans	902,874	(5,098,518)	(4,195,644)

Total earning assets	1,084,180	(5,640,135)	(4,555,955)

Interest-bearing deposits	1,047,224	(2,166,427)	(1,119,203)
Other borrowings	58,497	(356,918)	(298,421)

Total interest-bearing liabilities	1,105,721	(2,523,345)	(1,417,624)

Net interest income (loss)	$(21,541)	$(3,116,790)	$(3,138,331)

Provision for Loan Losses
We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $14.9 million for the first six months of 2009 as compared to $1.3 million for the same period of 2008 and $10.5 million for the year ended December 31, 2008. The increase in the provision was the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio, the increases in nonperforming loans, and the current economic environment. In the first quarter of 2009, management performed an in-depth analysis with each relationship manager on their loan portfolio, taking into account current economic conditions. During the second quarter of 2009, an independent credit review group analyzed approximately 50% of the loans in our portfolio. The review focused on the higher risk loans components including loans that were past due in terms of interest, development and construction loans, and certain industry segments. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.
Noninterest Income
Noninterest income increased to $4,807,887 for the six months ended June 30, 2009, up 68.88% from $2,846,861 for the same period in 2008. For the three months ended June 30, 2009, noninterest income increased to $2,265,319 million as compared to $1,466,838 in 2008. This increase in noninterest income is primarily attributable to the increase in income from our mortgage operation, which rose from $1,663,699 for the six months ended June 30, 2008 to $3,966,461 for the six months ended June 30, 2009. The increase in noninterest income from our mortgage operation is a reflection of low mortgage interest rates and a decline in housing prices. The majority of the mortgage activity has been refinancing of existing consumer debt.
The Company recognized gains on the sale of investment securities in the amount of $306,094 for the six months ended June 30, 2009. There were no gains from the sale of investment securities during the same period in 2008. The Company recognized gains to shorten the maturity of the portfolio and to increase cash flow for future liquidity needs.
The Company continues to actively pursue sales of its Other Real Estate Owned (OREO). For the period ended June 30, 2009, the Company took losses on the sale or write down of OREO values in the amount of $905,161, an increase from a loss of $2,891 for the same period in 2008.
Noninterest Expense
Total noninterest expense increased 23.22% to $11,922,834 for the six month period ended June 30, 2009 from $9,676,353 for the same period in 2008, and increased 30.2% to $6,767,863 million for the three months ended June 30, 2009 from $5,197,601 million for the same period in 2008. Salaries and wages and employee benefits expense increased $913,310 to $4,586,998 during the six month period ended June 30, 2009 compared to the same period in 2008. The increase in salaries and benefits relates to an increase in mortgage production, originator commissions, and related payroll taxes.
We had 142, 157, and 158 full-time equivalent employees (“FTE”) at June 30, 2009, June 30, 2008, and December 31, 2008 respectively. The mortgage operation FTE decreased from 57 FTE at June 30, 2008 to 56 FTE at June 30, 2009 and was 62 at December 31, 2008. Excluding our mortgage operation staff, FTE decreased from 101 at June 30, 2008 to 86 FTE at June 30, 2009 and was 96 at December 31, 2008. Staffing decreases were due to a reduction of staff hours as a cost-cutting measure taken by management.
For the six months ended June 30, 2009, advertising and public relations costs decreased $151,008 to $167,934 as compared to the same period in 2008. Professional fees increased $78,137 to $417,297 for the six month period ended June 30, 2009 compared to the same period in 2008. Professional fees continue to increase due to fees related to regulatory matters and the escalating cost of accounting, auditing, and legal services. Advertising and public relations costs have declined as a result of ongoing cost control measures taken by the Bank’s management.
Occupancy expenses increased $31,316 or 3.88% to $837,558 during the six months ended June 30, 2009, compared to the same period in 2008, and by $15,383 for the three months ended June 30, 2009 compared to the same period in 2008.

Data processing fees decreased during the six months ended June 30, 2009, to $409,051 from $636,525 during the same period in 2008. The majority of the decrease in expense relates to the one time cost incurred in 2008 to convert to our current operating systems. For the three months ended June 30, 2009, data processing costs totaled $206,502 compared to $450,225 for June 30, 2008.
Other operating expenses increased 79.77% to $2,987,028 during the six months ended June 30, 2009, compared to $1,661,621 during the same period in 2008. Other operating expenses increased 141.2%, to $2,055,650, for the three months ended June 30, 2009 compared to the same period in 2008.
The increase in other operating expenses was primarily due to increases in FDIC fees and credit and collection expenses. Specifically, FDIC fees increased $990,771, and credit and collections expense increased $632,722, collectively totaling an increase of $1,623,493 for the six months ended June 30, 2009. The FDIC increase is due to the FDIC’s special assessment of $319,089, effective June 30, 2009, a significant increase in the Bank’s quarterly assessment due to the Bank’s financial condition, and an adjustment to properly record the FDIC premium. The Company expects the expense for the third quarter of 2009 to be approximately $280,000, assuming there are no additional special FDIC assessments. The increase in credit and collection expenses is directly related to the growth in our problem loans and the loans transferred to OREO. The total increase in other operating expenses was $1,325,407 during the six months ended June 30, 2009, as compared to the same period in 2008.
The following table presents a comparison of other operating expenses:

	Other Operating Expenses
	For the six months ended		For the three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Telephone	$73,862	$88,429	$35,680	$45,175
Postage and freight	71,942	61,027	41,239	30,893
Armored car	12,960	43,289	7,221	22,515
Credit and collection-bank	555,819	179,082	311,489	103,309
Dues and subscriptions	72,331	79,452	39,878	37,180
Employee travel, conferences, meals, and lodging	45,986	89,644	25,745	53,567
Business development and donations	119,130	186,861	40,106	107,463
FDIC insurance	1,141,016	150,245	1,014,948	80,954
Other insurance	24,521	25,420	12,578	12,850
Debit/ATM	64,118	55,276	32,353	27,235
Credit card processing fees	44,368	27,561	24,053	14,827
Software maintenance	125,831	134,802	58,130	43,794
Director BOLI	69,160	67,679	39,408	33,851
Mortgage recourse expense	—	10,000	—	—
Foreclosure related expense	132,023	37,021	86,195	(966)
Director advisory fees	85,151	144,674	42,701	78,924
Furniture and equipment	91,958	173,763	50,647	98,335
Other operating expenses	256,852	107,396	193,279	62,351

Total	$2,987,028	$1,661,621	$2,055,650	$852,257

Balance Sheet Review
General
We had total assets of $697.6 million at June 30, 2009, an increase of 4.2% from $669.5 million at June 30, 2008, and an increase of 4.31% from $668.8 million at December 31, 2008. Total assets at June 30, 2009 consisted primarily of $558.8 million in loans including mortgage loans held for sale, $81.5 million in investments, $19.4 million in Federal Funds sold and other short term investments, and $9.4 million in cash and due from banks. Our liabilities at June 30, 2009 totaled $658.0 million, consisting primarily of $574.1 million in deposits, $55.0 million in Federal Home Loan Bank (“FHLB”) advances, and $10.3 million in junior subordinated debentures. Our total deposits increased to $574.1 million at June 30, 2009, up 8.52% from $529.1 million at June 30, 2008, and up 7.65% from $533.4 million at December 31, 2008. Shareholders’ equity decreased $10.1 million to $39.6 million at June 30, 2009 from $49.7 million at December 31, 2008, and decreased $13.5 million from $53.1 million at June 30, 2008.

Investment Securities
Total investment securities averaged $76.9 million during the first six months of 2009 and totaled $81.5 million at June 30, 2009. Total investment securities averaged $68.7 million during the first six months of 2008 and totaled $69.1 million at June 30, 2008. Total investment securities averaged $68.5 million for the year ended December 31, 2008 and totaled $70.6 million at December 31, 2008. At June 30, 2009, our total investment securities portfolio had a book value of $81.0 million and a fair market value of $81.5 million, for an unrealized net gain of $466 thousand. The increase in investment securities adds to the liquidity for the Company. We primarily invest in short term U.S. Government Sponsored Enterprises and Federal Agency securities.
At June 30, 2009, federal funds sold and short-term investments totaled $19.4 million, compared to $3.1 million at June 30, 2008 and $6.6 million at December 31, 2008. These funds are generally invested on an overnight or short-term basis. This increase in short-term investments is due to management’s decision to increase liquidity to mitigate risks associated with uncertainty in the financial market.
Loans
Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of June 30, 2009, loans represented 85.5% of average earning assets as compared to 87.1% at June 30 2008, and 87.5% at December 31, 2008. At June 30, 2009, net portfolio loans (portfolio loans less the allowance for loan losses and deferred loan fees) totaled $523.8 million, a decrease of $21.9 million, or 4.02%, from June 30, 2008 and a decrease of $18.7 million, or 3.45% from December 31, 2008. The decline is due to management’s decision to reduce the balance sheet and our exposure to real estate. Average gross loans increased to $573.6 million with a yield of 5.37% during the first six months of 2009 from $537.6 million with a yield of 7.28% during the same period in 2008. Average gross loans were $550.0 million with a yield of 6.84% for the year ended December 31, 2008. The decrease in yield on loans during these periods is caused by the interest rate declines in 2008 and an increase in non-accrual loans. The interest rates charged on loans vary with the degree of risk, the maturity, the guarantees, and the collateral on each loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.
The following table shows the composition of the loan portfolio and mortgage loans held for sale by category at June 30, 2009, December 31, 2008, and June 30, 2008.

	Composition of Loan Portfolio
	June 30, 2009		December 31, 2008		June 30, 2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Commercial	$57,200,261	10.7%	$59,040,069	10.7%	$68,450,260	12.4%
Real estate — construction	23,835,789	4.4%	33,741,466	6.1%	51,220,297	9.2%
Real estate — mortgage	446,728,523	83.2%	448,970,087	81.4%	425,205,087	76.8%
Consumer	9,281,458	1.7%	9,700,120	1.8%	8,896,536	1.6%

Portfolio loans, gross	537,046,031	100.0%	551,451,742	100.0%	553,772,180	100.0%

Unearned loan fees and costs, net	(190,686)		(294,921)		(387,164)
Allowance for possible loan losses	(13,034,291)		(8,642,651)		(7,646,053)

Portfolio loans, net	523,821,054		542,514,170		545,738,963
Mortgage loans held for sale	21,966,286		7,210,088		6,528,090

Loans, net	$545,787,340		$549,724,258		$552,267,053

Real estate construction loans have dropped 53.5% year over year as of June 30, 2009, as compared to June 30, 2008. This decline is due to management’s decision to limit construction lending. The principal component of our portfolio loans at June 30, 2009, December 31, 2008, and June 30, 2008, was mortgage loans, which represented 83.2%, 81.4%, and 76.8%, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and also increases the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral. A significant portion of our loans are made within the markets we serve. Loans held for sale are consumer real estate loans that are pending sale to investors.

Allowance for Loan Losses
We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of income. The allowance for loan losses represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. The evaluation of the allowance is segregated into general allocations and specific allocations. For general allocations, the portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and adjusted for identified trends or changes in current portfolio characteristics. Historical loss ratios are calculated by product type for consumer loans (installment and revolving), mortgage loans, and commercial loans and may be adjusted for other risk factors. To allow for modeling error, a range of probable loss ratios is then derived for each segment. The resulting percentages are then applied to the dollar amounts of the loans in each segment to arrive at each segment’s range of probable loss levels. Certain nonperforming loans are individually assessed for impairment under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations. The Bank then develops specific pools of homogenous impaired loans under $150,000 and assigns a specific impairment percentage to each of the eight pools; this impairment averaged 24% of the loan balance at June 30. 2009. The provision for loan losses generally, and the loans impaired under the criteria defined in FAS 114 specifically, reflect the impact of the continued deterioration in the local real estate market, the increase in impaired loans, and the economy in general.
The general allocation also includes a component for probable losses inherent in the portfolio, based on management’s analysis that is not fully captured elsewhere in the allowance. This risk adjustment factor component serves to address the inherent estimation and imprecision risk in the methodology as well as address management’s evaluation of various factors or conditions not otherwise directly measured in the evaluation of the general and specific allocations. Such factors include the current general economic and business conditions; geographic, collateral, or other concentrations of credit; system, procedural, policy, or underwriting changes; experience of the lending staff; entry into new markets or new product offerings; and results from internal and external portfolio examinations.
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
At June 30, 2009, the allowance for loan losses was $13.0 million, or 2.33% of total outstanding loans, compared to an allowance for loan losses of $7.6 million, or 1.37% of total outstanding loans, at June 30, 2008, and $8.6 million, or 1.55% of total outstanding loans, at December 31, 2008. Excluding loans held for sale, the allowance for portfolio loans was 2.43% at June 30, 2009, compared to an allowance for portfolio loan losses of 1.38% at June 30, 2008, and 1.57% at December 31, 2008. Management believes the allowance for portfolio loan loss ratio is more useful than the allowance for loan loss ratio because held for sale loans are pending sale to investors.
During the first six months of 2009, we had net charge-offs totaling $10,508,360. During the same period in 2008, we had net charge-offs totaling $603,563. In the first quarter of 2009 management performed additional reviews with all loan relationship managers to ensure we consistently evaluated each loan. During the second quarter of 2009, an independent credit review group analyzed approximately 50% of the loans in our portfolio. The review focused on the higher risk loans components including loans that were past due in terms of interest, development and construction loans, and certain industry segments. We had non-performing loans totaling $44.1 million, $13.0 million and $18.2 million at June 30, 2009, June 30, 2008, and December 31, 2008, respectively. The current economic environment has caused several of our customers to reach a point where payment sources have been exhausted. While there can be no assurances, we do not expect significant losses relating to these nonperforming loans because we believe that the collateral supporting these loans is sufficient to cover the outstanding loan balance. Nevertheless, the downturn in the real estate market has resulted in an increase in loan delinquencies, charge-offs, defaults, and foreclosures, and we believe these trends are likely to continue. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend will continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the three months ended June 30, 2009, June 30, 2008, and the full year ended December 31, 2008.

	Allowance for Loan Losses
	Six months ended	Year ended	Six months ended
	June 30,	December 31,	June 30,
	2009	2008	2008

Average total loans outstanding	$573,559,350	$549,953,836	$537,617,439
Total loans outstanding at period end	558,821,631	558,366,909	559,913,106
Total nonperforming loans	43,618,262	19,968,441	13,003,335

Beginning balance of allowance	8,642,651	6,935,616	6,935,616

Loans charged off	(10,590,563)	(8,858,354)	(615,977)
Total recoveries	82,203	74,389	12,414

Net loans charged off	(10,508,360)	(8,783,965)	(603,563)
Provision for loan losses	14,900,000	10,491,000	1,314,000

Balance at period end	$13,034,291	$8,642,651	$7,646,053

Net charge-offs to average total loans (annualized)	3.69%	1.60%	0.23%
Allowance as a percent of total loans	2.33%	1.55%	1.37%
Allowance as a percent of portfolio loans	2.43%	1.57%	1.38%
Allowance as a percentage of nonperforming loans	29.88%	43.28%	58.80%
The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of June 30, 2009. We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses
	As of June 30, 2009
Commercial	$1,321,119	10.2%
Real estate — construction	3,655,608	4.3%
Real estate — mortgage	7,712,650	83.8%
Consumer	150,023	1.7%
Unallocated	194,891	—

Total allowance for loan losses	$13,034,291	100.0%

Nonperforming Assets/Other Real Estate Owned and Repossessed Assets
We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At June 30, 2009, there were loans totaling $478 thousand that were 90 days past due and still accruing interest as compared with $1.8 million as of December 31, 2008. There were no loans past due 90 days or more still accruing interest at June 30, 2008.

The table below is an analysis of our impaired loans and allowance for loan losses:

	For the six months ended		For the year ended
	June 30,		December 31,
	2009	2008	2008
Impaired loans with specific allowance	$38,845,408	$12,977,301	$11,210,569
Impaired loans with no specific allowance	13,684,260	8,987,369	18,367,715
Total impaired loans (quarter end)	52,529,668	21,964,670	29,578,284

Related allowance (quarter end)	7,627,988	3,498,844	3,107,168
Interest income recongnized	95,231	126,302	1,584,491
Foregone interest	708,501	157,925	1,222,542
Average recorded investment on impaired	34,527,728	10,230,488	21,148,317
Nonaccrual loans were $43,618,262, $13,003,335, and $18,185,037 as of June 30, 2009, June 30, 2008, and December 31, 2008, respectively. As the economy continues to weaken, some of our borrowers find that they do not have sufficient cash flow to make payments on time, and we place their loans on nonaccrual status. There are currently 78 borrowers that are on nonaccrual at June 30, 2009. Ten of those borrowers amount to 55% of the total nonaccrual loans.
If the Bank takes a property from a loan work-out, it places it in the other real estate owned asset account (“OREO”), if it is real estate, or in a repossessed asset account, if it is not real estate. The properties that are received are recorded at the lower of cost or the current value of the collateral. Any write-down in value, before being placed into OREO or repossessed asset account, is included as a charge-off in the allowance for loan loss. Any subsequent gain or loss, including expenses related to the sale, is recorded through the income statement.
At June 30, 2009, we had $4,989,325 in OREO, compared to $2,365,000 at June 30, 2008, and $3,111,741 at December 31, 2008. At June 30, 2009, we had $75,000 in repossessed property compared to none as of June 30, 2008 and $78,866 at December 31, 2008. As of June 30, 2009, there are sixteen properties in OREO, five of which are under contract. The properties in OREO at June 30, 2009 include two commercial properties, one parcel of undeveloped land, five residential lots, and eight residential properties. During the second quarter of 2009, the Bank wrote down OREO by $430,000.
Deposits
Average total deposits were $567.7 million for the six months ended June 30, 2009, up 12.05% from $506.7 million during the same period in 2008 and up 10.0% from $515.7 million at December 31, 2008. Average interest-bearing deposits were $481.9 million for six months ended June 30, 2009, up 2.1% from $472.0 million during the same period of 2008 and down 0.06% from $482.2 million at December 31, 2008.
The following table sets forth deposits by category as of June 30, 2009, June 31, 2008, and December 31, 2008.

	Deposits
	June 30, 2009		December 31, 2008		June 30, 2008
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$29,798,351	5.2%	$24,628,632	4.6%	$37,345,807	7.1%
Interest bearing checking accounts	20,173,833	3.5%	15,916,904	3.0%	24,150,241	4.6%
Money market accounts	75,970,038	13.2%	90,708,621	17.0%	130,971,973	24.8%
Savings accounts	3,564,583	0.6%	3,491,913	0.7%	3,265,704	0.6%
Time deposits less than $100,000	178,861,237	31.2%	150,533,893	28.2%	122,855,238	23.2%
Time deposits of $100,000 or more	172,960,334	30.1%	151,329,497	28.4%	134,937,892	25.5%
Brokered CDs	64,106,000	11.2%	74,785,000	14.0%	75,284,000	14.2%
CDARS deposits	28,702,563	5.0%	21,964,249	4.1%	270,000	0.1%

Total deposits	$574,136,939	100.0%	$533,358,709	100.00%	$529,080,855	100.00%

Deposit growth was attributable to a new deposit product that maximizes FDIC insurance (CDARS), internal growth, and the generation of new deposits in our markets. Low cost demand deposit accounts grew $5.1 million (21.0% increase) since December 31, 2008, but declined $7.5 million (20.2% decrease) from June 30, 2008. This six-month growth is due to an increased emphasis on obtaining our customer’s primary banking relationship.
The bank regulatory definition of core deposits, which excludes certificates of deposit of $100,000 or more, brokered CDs, and CDARS, were $308.4 million at June 30, 2009, compared to $318.6 million at June 30, 2008, and $285.3 million at December 31, 2008. Our brokered deposits were $64.1 million as of June 30, 2009, $75.3 million as of June 30, 2008, and $74.8 million as of December 31, 2008. In July 2009, the Company had an additional $15 million in brokered deposits mature. As previously disclosed, since September 30, 2008, the Bank has been limited on the amount of brokered deposits it can hold without being granted a waiver by the OCC. The OCC has granted us several waivers, but there is no assurance that the OCC will continue to grant us waivers. Even if we do not receive additional waivers, we believe we will be able to replace these deposits as they mature with local deposits or other funding sources, but there can be no assurances in this respect.
We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were 53.71% at June 30, 2009, 60.22% at June 30, 2008, and 53.49% at December 31, 2008. Of the time deposits of $100,000 or more, at June 30, 2009, there were $84.2 million in deposits between $100,000 and $150,000 with an average balance of $107,891. The Company believes these account balances to be core deposits for internal reporting purposes.
Our loan-to-deposit ratio was 97.3% at June 30, 2009 versus 105.8% at June 30, 2008 and 104.7% at December 31, 2008. The average loan-to-deposit ratio was 101.03% during the first six months of 2009, 106.11% during the same period of 2008, and 106.7% for the full year ended December 31, 2008.
The Emergency Economic Stabilization Act (EESA), which became effective on October 3, 2008, temporarily increased the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2013. At June 30, 2009, the Bank had time deposits of $250,000 or more in the amount of $39.7 million that would not be covered under the FDIC insurance limits. Of these deposits, $25.4 million, or 64%, are to local public entities that have securities pledged as collateral by the Bank.
In addition, our Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program which was announced October 14, 2008 as part of EESA. This guarantee applies to the following transactions:
•
All newly issued senior unsecured debt (up to $1.5 trillion) issued on or before June 30, 2009, including promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured; and

•
Funds in non-interest-bearing transaction deposit accounts, or interest bearing transactions accounts as long as the interest paid is less than 0.50%, held by FDIC-insured banks until December 31, 2009.

The Bank has not issued any senior unsecured debt under the first program but we have been active in the guarantee of funds in noninterest bearing or low interest bearing transaction accounts.
The FDIC has a proposal under review to allow each financial institution to elect to extend the transaction deposit account portion of EESA until June 30, 2010.
The Company will see an increase in FDIC premiums based on the increase in insured deposits and proposed changes to FDIC premiums.
Advances from Federal Home Loan Bank
In addition to deposits, we obtained funds from the FHLB to help fund our loan growth. Average borrowings from the FHLB were $55.0 million during the second quarter of 2009, for the same period in 2008, and for the year ended December 31, 2008. The following table reflects the current borrowing terms.

		Current	Maturity	Option
FHLB Description	Balance	Rate	Date	Date
Fixed rate advances:
Fixed rate	$10,000,000	5.36%	06/04/10	—
Fixed rate hybrid	5,000,000	4.76%	10/21/10	—
Convertible	7,500,000	4.51%	11/23/10	—
Convertible	5,000,000	3.68%	07/13/15	07/13/09
Convertible	5,000,000	4.06%	09/29/15	09/29/09
Convertible	5,000,000	4.16%	03/13/17	09/14/09
Convertible	7,500,000	4.39%	04/13/17	07/13/09
Variable rate advances:
Prime based advance	10,000,000	0.41%	9/19/2011	—

	$55,000,000

Junior Subordinated Debentures
The average and period end balances of the floating rate trust preferred securities through BFNB Trust and BFNB Trust II (the “Trusts”) totaled $10.3 million for all periods reported. These trust preferred securities are reported on our consolidated balance sheet as junior subordinated debentures. The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the six month LIBOR plus 270 on $5.15 million and LIBOR plus 190 basis points on the remaining $5.15 million, which were 3.80% and 2.53%, respectively at June 30, 2009. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. The Company has no current intention to exercise its right to defer payments of interest on the trust preferred securities. The Company has the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. The trust preferred securities can be redeemed prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.
Capital Resources
At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” generally a bank must maintain total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.
At June 30, 2009, our total shareholders’ equity was $39.6 million ($45.5 million at the bank level). At June 30, 2009, our Tier 1 capital ratio was 9.01% (8.29% at the bank level), our total risk-based capital ratio was 10.28% (9.55% at the bank level), and our Tier 1 leverage ratio was 6.62% (6.08% at the bank level).
The OCC has established Individual Minimum Capital Ratio levels of Tier 1 leverage ratio (8.50%), Tier 1 risk-based capital ratio (10.50%) and total risk-based capital ratio (12.00%) for the Bank, which are higher than the minimum and well capitalized ratios applicable to all banks. The Bank’s capital levels are less than those required under its Individual Minimum Capital Ratios. The Bank has worked with various advisors and consultants on planned capital raises, asset sales, and implementing other measures to increase capital including strategies to increase liquidity, limit asset growth, reduce dependence on brokered deposits, and restructure other funding sources. We have had ongoing discussions with the OCC regarding these ratios. The OCC may deem noncompliance to be an unsafe and unsound banking practice which would make the Bank subject to such administrative actions or sanctions as the OCC considers necessary. It is uncertain what actions, if any, the OCC will take with respect to noncompliance with these ratios, what actions the OCC might require the Bank to take to remedy this situation, and whether such actions will be successful.
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

Our primary sources of liquidity are deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We plan to meet our future cash needs through the liquidation of temporary investments and the generation of deposits. We are evaluating and exploring alternatives for raising additional capital. All of our securities have been classified as available for sale. Occasionally, we might sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. In addition, we have the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, we have arrangements with commercial banks for short-term unsecured advances of up to $15.0 million. We maintain a secured line of credit in the amount of $10.0 million with our primary correspondent and have an $11.0 million secured line with the Federal Reserve Bank of Richmond. We also have a line of credit with the FHLB to borrow based on our 1 to 4 family loans, certain allowable commercial loans, and investment securities pledged, resulting in an availability of up to $70.5 million at June 30, 2009. The FHLB has approved borrowings up to 15% of the Bank’s total assets less advances outstanding. The borrowings are available by pledging additional collateral and purchasing FHLB stock. At June 30, 2009, we had borrowed $55.0 million on this line of credit. We believe that our existing stable base of core deposits, our bond portfolio, borrowings from the FHLB, short-term federal funds lines, and the potential new capital we may raise will enable us to successfully meet our current liquidity needs. However, there can be no assurances that these sources will be sufficient to meet future liquidity demands.
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
We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame as of June 30, 2009. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.
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
At June 30, 2009, the Bank had issued unused commitments to extend credit of $36.6 million through various types of lending arrangements as compared to $47.5 million at June 30, 2008 and $40.7 million as of December 31, 2008. The Bank has actively worked to reduce the amount of unused commitments over the last year. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.
In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that if our customer fails to meet its contractual obligation to the third party the Bank will honor those commitments up to the letter of credit issued. Standby letters of credit totaled $4.7 million at June 30, 2009, $10.9 million at June 30, 2008 and $4.6 million at December 31, 2008. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.
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
Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65, 70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.
In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans, specifically the Beach First National Bank 401(K) and Profit Sharing Plan.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (FASB ASC 325-40-65) (“FSP EITF 99-20-1”) was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.
On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.
FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).
FSP SFAS 157-4 (FASB ASC 820-10-65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity’s intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.
FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.
The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.
The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company’s financial position.
SFAS 165 (FASB ASC 855-10-05, 15, 25, 45, 50, 55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 7 for Management’s evaluation of subsequent events.
The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.
SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.
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
The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next 12 months. At June 30, 2009, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $135.3 million. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and interest bearing checking accounts, which totaled $516.8 million at June 30, 2009.

Item 4.	Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2009. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On May 4, 2009, Beach First National Bancshares, Inc. held its 2009 Annual Meeting of Shareholders. The only matter submitted to shareholders at the meeting was the election of the Class I directors. The following describes the matter voted upon at the annual meeting and sets forth the number of votes cast for and those withheld (there were no broker non-votes or abstentions). The results of the 2009 Annual Meeting of Shareholders were as follows:
Proposal #1 — Election of Class I Directors

	Voting Shares in Favor		Withheld
Class I Directors:	#	%	Authority
M. Bert Anderson	3,989,023	82.3	128,956
O. Bart Buie	4,075,563	84.1	42,416
Michael Harrington	4,076,838	84.1	41,141
Rick Seagroves	4,065,288	83.9	52,691
Walt Standish	4,055,000	83.7	62,979

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.
Date: August 14, 2009	By:	/s/ Walter E. Standish, III
Walter E. Standish, III
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Gary S. Austin
Gary S. Austin
Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer

32	Section 1350 Certifications