Form 10-Q
period 2009-09-30
BEACH FIRST NATIONAL BANCSHARES INC
filed 2009-11-13
CIK 949228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009

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
Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 13, 2009, 4,845,018 shares of the issuer’s common stock, par value $1.00 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets

	September 30,	December 31,	September 30,
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
Assets
Cash and due from banks	$10,391,051	$4,830,112	$6,716,033
Short-term investments	11,115,155	1,469,273	1,594,955
Federal funds sold	5,611,000	5,111,000	8,219,000

Total cash and cash equivalents	27,117,206	11,410,385	16,529,988
Investment securities	76,834,314	70,594,811	70,501,563

Portfolio loans, net of unearned income	519,394,361	551,156,821	553,485,128
Allowance for loan losses (ALL)	(14,984,114)	(8,642,651)	(7,663,434)

Portfolio loans, net of ALL	504,410,247	542,514,170	545,821,694

Mortgage loans held for sale	7,317,872	7,210,088	5,328,679
Federal Reserve Bank stock	1,119,000	1,014,000	1,014,000
Federal Home Loan Bank stock	3,660,600	3,545,100	3,545,100
Premises and equipment, net	14,818,906	15,624,792	15,908,455
Cash value of life insurance	3,776,303	3,674,106	3,641,485
Investment in BFNB Trusts	310,000	310,000	310,000
Other Real Estate Owned and repossessed assets	9,652,972	3,111,741	2,381,215
Other assets	7,264,836	9,806,424	7,916,168

Total assets	$656,282,256	$668,815,617	$672,898,347

Liabilities and shareholders’ equity
Liabilities
Deposits
Noninterest bearing deposits	$27,070,150	$24,628,632	$33,358,001
Interest bearing deposits	522,875,848	508,730,077	503,350,295

Total deposits	549,945,998	533,358,709	536,708,296
Advances from Federal Home Loan Bank	55,000,000	55,000,000	55,000,000
Federal funds purchased	—	—	—
Other borrowings and repurchase agreements	9,590,868	16,165,022	11,537,176
Junior subordinated debentures	10,310,000	10,310,000	10,310,000
Other liabilities	5,580,158	4,263,797	5,341,014

Total liabilities	$630,427,024	$619,097,528	$618,896,486

Shareholders’ equity
Common stock, $1 par value; 10,000,000 shares authorized; 4,845,018 issued and outstanding at September 30, 2009, December 31, 2008, and at September 30, 2008	4,845,018	4,845,018	4,845,018
Paid-in capital	29,527,291	29,513,166	29,508,457
Retained earnings (deficit)	(9,141,581)	14,875,309	20,005,060
Accumulated other comprehensive income (loss)	624,504	484,596	(356,674)

Total shareholders’ equity	25,855,232	49,718,089	54,001,861

Total liabilities and shareholders’ equity	$656,282,256	$668,815,617	$672,898,347

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc, and Subsidiaries
Consolidated Condensed Statements of Income

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income
Interest and fees on loans	$22,403,427	$28,972,905	$7,135,075	$9,508,908
Investment securities	2,351,807	2,757,353	738,076	851,011
Fed funds sold and short term investments	33,845	111,185	11,122	24,300
Other	8,212	13,486	2,305	4,041

Total interest income	24,797,291	31,854,929	7,886,578	10,388,260

Interest expense
Deposits	11,945,734	14,154,313	3,433,000	4,522,376
Advances from the FHLB, federal funds purchased and other borrowings	1,937,910	2,215,458	641,027	735,416
Junior subordinated debentures	273,106	446,256	76,642	134,530

Total interest expense	14,156,750	16,816,027	4,150,669	5,392,322

Net interest income	10,640,541	15,038,902	3,735,909	4,995,938

Provision for loan losses	23,700,000	2,291,000	8,800,000	977,000

Net interest income (loss) after provision for loan losses	(13,059,459)	12,747,902	(5,064,091)	4,018,938

Noninterest income
Service fees on deposit accounts	158,692	261,606	51,385	52,129
Mortgage production related income	5,221,676	2,707,666	1,255,215	1,043,967
Merchant income	852,606	737,825	383,256	352,996
Income from cash value life insurance	103,261	102,537	34,356	29,954
Gain (loss) on sale of investment securities	158,830	21,034	(147,264)	21,034
Gain on sale of fixed assets	—	220	—	—
(Loss) on sale of OREO (and writedowns)	(930,773)	(409,439)	(25,612)	(406,548)
Other income	1,272,935	810,685	478,004	291,741

Total noninterest income	6,837,227	4,232,134	2,029,340	1,385,273

Noninterest expense
Salaries and wages	6,591,768	5,665,648	2,004,770	1,991,960
Employee benefits	1,268,609	1,245,430	396,829	445,577
Supplies and printing	85,101	152,897	29,340	47,981
Advertising and public relations	189,126	426,432	21,192	107,490
Professional fees	633,746	525,943	216,449	186,783
Depreciation and amortization	850,787	842,634	277,539	292,428
Occupancy	1,227,590	1,190,710	390,032	384,468
Data processing fees	609,928	844,434	200,877	207,909
Mortgage production related expenses	895,670	596,794	260,677	217,776
Merchant processing	689,429	685,406	308,243	279,224
Other operating expenses	4,620,853	2,590,699	1,633,825	929,078

Total noninterest expenses	17,662,607	14,767,027	5,739,773	5,090,674

Income (loss) before income taxes	(23,884,839)	2,213,009	(8,774,524)	313,537
Income tax (benefit) expense	132,050	791,374	5,423,297	112,122

Net income (loss)	$(24,016,889)	$1,421,635	$(14,197,821)	$201,415

Basic net income (loss) per common share	$(4.96)	$0.29	$(2.93)	$0.04

Diluted net income (loss) per common share	$(4.96)	$0.29	$(2.93)	$0.04

Weighted average common shares outstanding
Basic	4,845,018	4,845,018	4,845,018	4,845,018

Diluted	4,845,018	4,904,259	4,845,018	4,877,147

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Changes in Shareholders’ Equity and Comprehensive Income
(Unaudited)

					Accumulated
					Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2007	4,845,018	$4,845,018	$29,494,912	$18,583,425	$(345,305)	$52,578,050
Net income	—	—	—	1,421,635	—	1,421,635
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investment securities	—	—	—	—	19,731	19,731
Unrealized gain (loss) on interest rate swap	—	—	—	—	(31,100)	(31,100)

Comprehensive income	—	—	—	—	—	1,410,266
Stock based compensation expense	—	—	13,545	—	—	13,545

Balance, September 30, 2008	4,845,018	$4,845,018	$29,508,457	$20,005,060	$(356,674)	$54,001,861

					Accumulated
				Retained	Other	Total
	Common stock		Paid-in	Earnings	Comprehensive	Shareholders”
	Shares	Amount	Capital	(Deficit)	Income	Equity

Balance, December 31, 2008		$4,845,018	$29,513,166	$14,875,309	$484,596	$49,718,089
Net (loss)	—	—	—	(24,016,889)	—	(24,016,889)
Other comprehensive income, net of taxes:
Unrealized gain (loss) on investment securities	—	—	—	—	(138,562)	(138,562)
Plus reclassification adjustments for gain included in net income	—	—	—	—	202,022	202,022
Unrealized gain (loss) on interest rate swap	—	—	—	—	76,448	76,448

Comprehensive income (loss)	—	—	—	—	—	(23,876,981)
Stock based compensation expense	—	—	14,124	—	—	14,124

Balance, September 30, 2009	4,845,018	$4,845,018	$29,527,290	$(9,141,580)	$624,504	$25,855,232

The accompanying notes are an integral part of these consolidated condensed financial statements.

Beach First National Bancshares, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows

	For the nine months ended		For the year ended
	September 30,		December 31,
	2009	2008	2008
	(Unaudited)	(Unaudited)	(Audited)
Operating activities
Net (loss) income	$(24,016,889)	$1,421,635	$(3,708,116)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	850,788	842,634	1,124,250
Write-down on real estate acquired in settlement of loans	430,000	370,000	420,000
Proceeds from sale of mortgages held for sale	224,361,539	95,481,358	116,079,020
Disbursements for mortgages held for sale	(224,469,323)	(94,334,417)	(116,813,489)
Discount accretion and premium amortization	6,712	(210,306)	(217,959)
Deferred income taxes	(918,764)	—	(918,764)
Provisions for loan losses	23,700,000	2,291,000	10,491,000
Mortgage recourse reserve provision	20,000	10,000	230,000
Gain on sale of fixed assets	—	(220)	(220)
Gain on sale of investment securities	(158,830)	(21,034)	(23,180)
Loss on sale of other real estate owned	500,773	39,439	353,909
Stock based compensation expense	14,124	13,545	18,254
Other than temporary impairment of investment securities	400,000	—	—
(Increase) decrease in other assets	3,504,111	(183,454)	(1,841,491)
Increase (decrease) in other liabilities	1,296,361	(282,861)	(1,580,078)

Net cash provided by operating activities	5,520,602	5,437,319	3,613,136

Investing activities
Proceeds from paydowns of investment securities	8,826,944	5,817,012	9,052,822
Proceeds from sale of investment securities	54,349,907	25,204,000	29,206,146
Purchase of investment securities	(69,568,087)	(35,583,346)	(41,376,937)
Purchase of FHLB stock	(115,500)	(149,800)	(149,800)
Purchase of Federal Reserve Stock	(105,000)	(30,000)	(30,000)
Increase in loans, net	2,806,496	(56,472,657)	(64,580,873)
Increase in CSV of life insurance contracts	(102,197)	(86,678)	(119,299)
Purchase of property and equipment	(44,902)	(1,004,947)	(1,035,517)
Proceeds from sale of property and equipment	—	220	32,838
Proceeds from sale of other real estate owned	4,125,423	2,081,208	4,201,953

Net cash (used in) provided by investing activities	173,084	(60,224,988)	(64,798,667)
Financing activities
Increase (decrease) in Federal funds purchased	—	(6,508,005)	(1,796,724)
Net increase in deposits	16,587,289	72,509,951	69,160,364
Repayments of other borrowings	(6,574,154)	(242,967)	(326,402)

Net cash provided by financing activities	10,013,135	65,758,979	67,037,238

Net increase in cash and cash equivalents	15,706,821	10,971,310	5,851,707

Cash and cash equivalents beginning of period	$11,410,385	$5,558,678	$5,558,678

Cash and cash equivalents end of period	$27,117,206	$16,529,988	$11,410,385

Cash paid (received) for
Income taxes (refunds)	$(2,517,575)	$1,631,780	$1,631,780

Interest	$14,475,739	$17,093,065	$22,469,561

The accompanying notes are an integral part of these consolidated condensed financial statements.

Earnings Review
The Company experienced a net loss of $24.02 million for the nine months and a net loss of $14.20 million for the three months ended September 30, 2009. Included in the net loss was the establishment of a deferred tax asset valuation allowance of $8.25 million that relates to the ability of the Company to use its deferred tax assets (Note 4. Income Taxes). On November 6, 2009, there was a change in federal tax legislation that will allow the Company to reduce this valuation allowance as of September 30, 2009, by $2.21 million (Note 8. Subsequent Event). This increase in income and capital will be reflected in the fourth quarter 2009.
Regulatory Matters
Formal Agreement and Individual Minimum Capital Ratio
Beach First National Bank (the Bank), the subsidiary of Beach First National Bancshares, Inc. (the Company) entered into a Formal Agreement (the “Formal Agreement”) with its primary regulator, the Office of the Comptroller of the Currency (OCC) effective as of September 30, 2008. The Formal Agreement required the Bank to enhance its existing practices and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, funds management, and information technology.
In response to the Formal Agreement, the Bank established a Compliance Committee of its Board of Directors to oversee management’s response to all sections of the Formal Agreement and the hiring of consultants, as needed. The committee meets at least monthly to receive written progress reports from management on the results and status of actions needed to achieve full compliance with each section and also monitors adherence to deadlines for submission to the OCC of information required under the Formal Agreement.
In connection with the Formal Agreement, the Bank developed a capital plan and has worked with various advisors and consultants on potential capital raises, asset sales, and implementing other measures to increase the Bank’s capital. The capital plan which was filed with the OCC outlines plans for maintaining required levels of regulatory capital.
Other actions the Bank has taken in response to the Formal Agreement include strategies to increase liquidity, limit asset growth, reduce our brokered deposits, and restructure other funding sources.
In addition, the OCC established Individual Minimum Capital Ratio (IMCR) levels of Tier 1 and Total capital for the Bank that are higher than the minimum and well capitalized ratios applicable to all banks.
Below are specific actions taken to date by the Board of Directors and management in response to the Formal Agreement:
Asset quality
The Bank has enhanced its policy and procedures in the areas of management oversight, strategic and capital planning, credit risk management, credit underwriting, liquidity, funds management, and information technology in order to comply with the Formal Agreement. The Bank continues to manage its loan portfolio to reduce its concentrations in real estate and work with its borrowers in the current difficult economic environment. Total real estate loans have declined to $456.9 million as of September 30, 2009, from $487.5 million as of September 30, 2008. In addition the Bank has increased the allowance for loan losses from $7.6 million as of September 30, 2008 to $15.0 million as of September 30, 2009. The Bank increased the staff in the loan and collection areas in order to work out problem assets.
Net interest margin
The Bank’s interest margin has been negatively impacted by the asset sensitivity of the balance sheet (i.e. the loans reprice faster than the liabilities), the increase in non accrual loans that do not earn interest, the mix of loans and deposits, and the pricing on its assets and liabilities. The Bank instituted changes in its variable rate loans by adding more interest rate floors on the loan portfolio. At September 30, 2009, total loans with no floors were 13.44% compared to 27.72% at September 30, 2008. The Bank also implemented increased pricing on loans based on the risk inherent in each loan. The Bank instituted a deposit gathering blitz to attract more local deposits and has reduced deposit rates. The Bank has actively reduced non core deposits as required while increasing local core deposits.

Noninterest income
The Bank was able to take advantage of its deposit growth in early 2009 to leverage its mortgage origination function to generate additional mortgage income (Note 7. Business Segment Reporting). The Bank also made changes to its merchant services product to increase profitability as well as evaluated the profitability of other products and services including lockbox and credit cards.
Noninterest expense
The Company instituted a 7% salary reduction in February 2009 as well as cost containment efforts in all areas. See the Management Discussion and Analysis section for more information on expense containment efforts. The Company has seven full service bank branches that have generated $526.7 million in loans and $549.9 million in deposits as of September 30, 2009.
Capital
The Company has been working with various advisors and consultants on possible capital raises, asset sales, and other measures to increase capital.
Consent Order Effective November 4, 2009
The Board of Directors of the Bank signed a Consent Order (the “Consent Order”) with the OCC, effective November 4, 2009, which conveys specific actions needed to address our current financial condition. The Consent Order contains a list of strict requirements relating to strategic planning, capital, management, liquidity, loan portfolio management, concentrations of credit, appraisals of real property, credit and collateral exceptions, loan review, allowance for loan losses, criticized assets, interest rate risk, information technology, and management information systems. The Consent Order terminates and replaces in its entirety the Formal Agreement and the IMCR.
The Consent Order incorporates the current IMCR capital ratio requirements of 8.50% for Tier 1 capital to average assets and 12.0% for Total capital to risk weighted assets. The Consent Order requires us to achieve and maintain these minimum regulatory capital levels, which are in excess of the statutory minimums to be well-capitalized, within 120 days. Based on our existing capital ratios we are subject to limitations on the maximum interest rates we can pay on deposit accounts and restrictions on brokered deposits.
The Consent Order requires the development of various programs and procedures as well as continued reporting on our progress toward compliance with the Consent Order to the Board of Directors of the Bank and the OCC.
The Board of Directors of the Bank is working to address each article in the Consent Order by assigning two directors to each article to ensure management has the necessary expertise and staffing to complete and directed the Compliance Committee to oversee the process. The Company will continue to shrink its balance sheet to a level that can be supported by our capital level. The Board of Directors will continue to work on our ability to raise capital which is contingent upon the current capital markets and our financial condition. Although the Board of Directors and management is committed to developing strategies to eliminate uncertainties surrounding each risk factor, the outcome of these developments cannot be predicted at this time.
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to the Company’s financial results for 2008 and the three quarters ended September 30, 2009, and the other regulatory matters discussed herein, management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue as a going concern. Although the Company is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time.
As noted above, the Company is actively working toward compliance with the Consent Order. Failure to meet the requirements of the Consent Order could result in heightened regulatory oversight and could eventually lead to the appointment of a receiver or conservator of the Company’s assets. If the Company is unable to successfully execute its plans or the banking regulators take unexpected actions, it could have a material adverse effect on the Company’s business, results of operations, and financial position.
Certain previously reported amounts have been reclassified to conform to the current year’s presentations. Such changes had no effect on previously reported net income or shareholders’ equity.

2. Principles of Consolidation
The accompanying consolidated condensed financial statements include the accounts of the Company and its subsidiaries, the Bank and BFNM Building, LLC (the “LLC”). The Company also owns two grantor trusts, Beach First National Trust and Beach First National Trust II. All significant inter-company items and transactions have been eliminated in consolidation. In accordance with current accounting guidance, the financial statements of the trusts have not been included in the Company’s financial statements.
3. Earnings per Share
The Company calculates earnings per share in accordance with ASC 260-10-45, “Earnings per Share” (“ASC 260”). ASC 260 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities, or contingent stock agreements if those securities trade in a public market.
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
RECONCILIATION OF THE NUMERATORS AND DENOMINATORS OF THE BASIC AND DILUTED EPS COMPUTATIONS:

	For the nine months ended		For the year ended
	September 30,		December 31,
	2009	2008	2008
Basic net income (loss) per share:
Net income (loss)	$(24,016,889)	$1,421,635	$(3,708,116)

Average common shares outstanding — basic	4,845,018	4,845,018	4,845,018

Basic net income (loss) per share	$(4.96)	$0.29	$(0.77)

Diluted earnings per share:
Net income (loss)	$(24,016,889)	$1,421,635	$(3,708,116)

Average common shares outstanding — basic	4,845,018	4,845,018	4,845,018
Incremental shares from assumed conversion of stock options	—	59,241	—

Average common shares outstanding — diluted	4,845,018	4,904,259	4,548,018

Diluted net income (loss) per share	$(4.96)	$0.29	$(0.77)

Due to the net loss for the nine months ended September 30, 2009, and twelve months ended December 31, 2008, no potentially dilutive shares were included in the loss per share calculations as including such shares would have been antidilutive.
4. Income Taxes
A deferred tax asset is created from the difference between book income using Generally Accepted Accounting Principles (GAAP) and tax earnings. Deferred tax assets represent the future tax benefit of deductible items. The Company, under the current Federal tax code, is allowed a two year carryback and a ten year carryforward of these timing items. A valuation allowance is established, if it is more likely than not that a tax asset will not be realized. The valuation allowance reduces the recorded deferred tax assets to net realizable value. As of September 30, 2009, we set up a valuation allowance of $8.2 million to reflect the portion of the deferred income tax asset that is not able to be offset against net operating loss carrybacks and reversals of net future taxable temporary differences projected to occur in 2009. When the Company generates future taxable income, it will be able to adjust the valuation allowance.

The following is a summary of the items which cause recorded income taxes to differ from taxes computed using the statutory tax rate for the nine months ended September 30, 2009 and 2008:

	September 30, 2009		September 30, 2008
	Amount	%	Amount	%
Tax expense at statutory rate	$(8,120,837)	34%	$752,423	34%
Valuation allowance for deferred tax asset	8,252,887	-35%	0	—
State bank tax (net of federal benefit)	—	—	44,260	2%
Other	—	—	(5,309)	—

Tax provision	$132,050	-1%	$791,374	36%

The components of the deferred tax assets and liabilities at September 30, 2009 and December 31, 2008 are as follows:

	Deferred tax asset (liability)
	September 30,	December 31,
	2009	2008
Allowance for loan losses	$5,047,630	$2,860,933
Unused net operating loss benefit	$5,268,888	—
Unrealized gain on investment securities	(321,714)	(249,640)
Depreciation	(353,882)	(302,882)
Loan origination fees	91,367	99,867
Non accrual loan income	647,325	426,325
Deferred compensation	469,103	373,542
Permanent impairment on investment security	136,000	—
Other	327,663	134,975

Net deferred tax asset	11,312,380	3,343,120
Valuation Allowance	8,252,888	—

Net deferred tax asset	$3,059,492	$3,343,120

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48, now included in the FASB codification under FASB ASC 740, “Income Taxes”.
See additional discussion on a recent federal tax change in Note 8. Subsequent Event.

5. Investment Securities
The amortized costs and fair values of available for sale investment securities are as follows:

	September 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government sponsored enterprises	$34,150,000	$60,660	$85,904	$34,124,756
Mortgage backed securities	39,983,638	1,250,556	47,863	$41,186,331
Tax exempt securities	1,085,632	37,595	—	$1,123,227
Corporate	403,590	—	3,590	$400,000

Total securities	$75,622,860	$1,348,811	$137,357	$76,834,314

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

Government sponsored enterprises	$12,456,243	$179,193	$—	$12,635,436
Mortgage backed securities	54,874,211	1,303,430	14,861	$56,162,780
Tax exempt securities	1,342,270	—	34,675	$1,307,595
Corporate	806,783	—	317,783	$489,000

Total securities	$69,479,507	$1,482,623	$367,319	$70,594,811

The amortized costs and fair values of investment securities at September 30, 2009, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented as a separate line since pay downs are expected before contractual maturity dates.

	Amortized cost	Fair value
Due within one year	$—	$—
Due after one year through five years	6,000,000	6,001,580
Due after five through ten years	28,150,000	28,123,176
Due after ten years	1,489,222	1,523,227

Sub-total	35,639,222	35,647,983
Mortgage backed securities	39,983,638	41,186,331

Total securities	$75,622,860	$76,834,314

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage backed securities	$26,066,138	$133,767	$—	$—	$26,066,138	$133,767
Tax exempt securities	—	—	—	—	—	—
Corporate	—	—	400,000	3,590	400,000	3,590

Total	$26,066,138	$133,767	$400,000	$3,590	$26,466,138	$137,357

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage backed securities	$3,166,604	$14,861	$—	$—	$3,166,604	$14,861
Tax exempt securities	1,307,595	34,675	—	—	1,307,595	34,675
Corporate	489,000	317,783	—	—	489,000	317,783

Total	$4,963,199	$367,319	$—	$—	$4,963,199	$367,319

Securities classified as available-for-sale are recorded at fair market value. As of September 30, 2009, there was one available for sale security in a continuous loss position for twelve months or more. An other than temporary impairment (OTTI) was taken on the corporate security during the third quarter of 2009 in the amount of $400,000 and also placed on non accrual status. The value was determined based on an analysis of similar securities using a discount cash flow methodology and significant management judgment since the security was issued by a privately held company. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. With the exception of the above mentioned security, the Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and, therefore, these losses are not considered other-than-temporary.
For the nine months ended September 30, 2009 and 2008, proceeds from sales of securities available for sale amounted to $54,349,907 and $25,204,000 respectively. Gross realized gains amounted to $558,830 offset by an OTTI charge of $400,000 for the nine months ended September 30, 2009 and $21,034 for the same period in 2008. Included in the gross realized gains for the nine months ended September 30, 2009 was a permanent impairment in the amount of $400,000 on a corporate security held it its investment security portfolio. The Company did not realize any impairment losses for the nine months ended September 30, 2008.
6. Fair Value Measurements
Effective January 1, 2008, the Company adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures” (“FVMD”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. FVMD requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).
FVMD defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FVMD also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2009:

	Quoted Market	Significant Other	Significant
	Price in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Available for sale investment securities	—	$76,434,314	$400,000
Mortgage loans held for sale	—	$7,317,872	—
Interest rate swap agreement (liability)	—	(602,808)	—

Total	$—	$83,149,378	$—

The Level 3 available for sale investment security is a corporate security that the Company took a $400,000 OTTI. The fair value at December 31, 2008 was $489,000 and it had a book value of $806,783. The write down to fair market value of $317,783 was recorded through equity via a comprehensive income adjustment as of December 31, 2008. As of September 30, 2009, the book value was $803,590 before taking a $400,000 OTTI. The fair value of the security at September 30, 2009 was $400,000.
Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2009:

	Quoted Market	Significant Other	Significant
	Price in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	—	—	$9,577,688
Repossessed assets	—	—	75,304
Impaired Loans	—	—	54,500,565

Total	$—	$—	$64,153,557

Current market appraisals are ordered to estimate the current fair value of the collateral on each impaired loan, if appropriate. In situations where a current market appraisal is not available, management uses the best available information (including recent appraisals and comparable sales data for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value. In these situations, valuations based on our internal calculations have generally been consistent with the valuations determined by appraisals on similar properties and as such, management believes the internal valuations can be reasonably relied upon for valuation purposes. The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed. When the underlying collateral is received on a loan, the value of the real estate or non real estate property is based the underlying appraisal. At least annually, the property received is reevaluated to ensure it is recorded at fair value.
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

The estimated fair values of the Company’s financial instruments are estimates using active markets and discounted cash flows. The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial Assets:
Cash and due from banks	$10,391,051	$10,391,051	$4,830,112	$4,830,112
Federal funds sold and short term investments	16,726,155	16,726,155	6,580,273	6,580,273
Investment securities	76,834,314	76,834,314	70,594,811	70,594,811
Loans, net of ALL	504,410,247	503,858,000	542,514,170	544,810,170
Mortgage loans held for sale	7,317,872	7,317,872	7,210,088	7,210,088
Federal Reserve Bank stock	1,119,000	1,119,000	1,014,000	1,014,000
Federal Home Bank Loan Bank stock	3,660,600	3,660,600	3,545,100	3,545,100
Trust preferred securities	310,000	310,000	310,000	310,000
Cash value of life insurance	3,776,303	3,776,303	3,674,106	3,674,106

Financial Liabilities:
Deposits	549,945,998	549,559,000	533,358,709	538,096,709
Advances from Federal Home Loan Bank	55,000,000	57,090,000	55,000,000	57,834,000
Federal funds purchased and other borrowings	9,590,868	9,590,868	16,165,022	16,165,022
Junior subordinated debt	10,310,000	10,310,000	10,310,000	10,310,000
7. Business Segment Reporting
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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company allocates income taxes, administrative fees, and interest expense to the segments. Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the nine months ended September 30, 2009 and 2008, is as follows:

	Bank	Mortgage	Consolidated
September 30, 2009
Net interest income	$10,337,717	$302,824	$10,640,541
Provision for loan losses	23,700,000	—	23,700,000
Other income	1,517,873	5,319,354	6,837,227
Noninterest expenses	12,550,406	5,112,201	17,662,607
Net income (loss)	(24,526,866)	509,977	(24,016,889)
End of period assets	648,742,082	7,540,174	656,282,256

	Bank	Mortgage	Consolidated
September 30, 2008
Net interest income	$14,703,629	$335,273	$15,038,902
Provision for loan losses	2,290,050	950	2,291,000
Other income	1,567,265	2,664,869	4,232,134
Noninterest expenses	11,409,431	3,357,596	14,767,027
Net income (loss)	1,653,980	(232,345)	1,421,635
End of period assets	666,898,945	5,999,402	672,898,347
The Company does not have any single external customers from which it derives 10% or more of its revenues. For 2009, income taxes were adjusted to reflect a tax valuation allowance (Note 4. Income Taxes). The Company’s customer base is primarily from the Myrtle Beach (Grand Strand) and Hilton Head Island, South Carolina markets.
8. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2009, the date on which the Company’s financial statements were issued. On November 6, 2009, President Obama signed into law the Worker, Homeowner, and Business Act of 2009 which extends the net operating loss carryback to five years. This new law will allow the Company to reduce its September 30, 2009 deferred tax valuation allowance by approximately $2.2 million. (Note 4. Income Taxes.)

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
This report contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to the financial condition, results of operations, plans, objectives, future performance, and business of our Company. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation, those described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) and the following:
•	our efforts to raise capital or otherwise increase our regulatory capital ratios;
•	the effects of our efforts to raise capital on our balance sheet and liquidity;
•	the OCC, the Federal Reserve Bank (FRB), or the Federal Deposit Insurance Corporation (FDIC) taking additional significant regulatory action due to cumulative losses and our capital position;
•	the ability to comply with the terms of the Consent Order between the Bank and the OCC within the timeframes specified;

•	the ability to continue as a going concern;
•	the adequacy of the level of our allowance for loan loss;
•	our reliance on local funding, federal funds lines of credit from correspondent banks, and other allowable funding sources, to meet our liquidity needs;
•	limitation on our ability to use secondary funding sources such as Federal Home Loan Bank advances, and brokered deposits, to meet our funding needs;
•	our ability to retain our existing customers, including our deposit relationships;
•	significant increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	reduced earnings due to higher credit losses because our loans are concentrated by loan type within the real estate segment, industry, borrower type, or location of the borrower or collateral;
•	changes in political conditions or the legislative or regulatory environment;
•	general economic conditions, either nationally or regionally and especially in our primary service area, continuing to be weak, resulting in, among other things, a deterioration in credit quality;
•	the rate of delinquencies, non-accrual loans, and amounts of charge-offs;
•	the rates of loan growth and seasoning in our loan portfolio;
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
These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company. During 2008 and 2009, the capital and credit markets have experienced extended volatility and disruption. There can be no assurance that these unprecedented recent developments will not continue to materially and adversely affect our business, financial condition, and results of operations, as well as our ability to raise capital or other funding for liquidity and business purposes.
Critical Accounting Policies
We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and with general practices within the banking industry in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to our audited consolidated financial statements as of December 31, 2008, as filed with the SEC on our Form 10-K.
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
Some of the more critical judgments supporting the deferred tax asset amount include judgments about the future recovery of these accrued tax benefits. Deferred income tax assets are recorded to reflect the tax effect of the difference between the book (GAAP) and tax basis of assets and liabilities. These differences result in future deductible amounts that are dependent on the generation of future taxable income through operations or the execution of tax planning strategies. Due to the doubt of our ability to utilize the portion of the deferred tax asset that is not able to be offset against net operating loss carry backs and reversals of future taxable temporary differences projected to occur in 2009, management has established a valuation allowance for a portion of the net deferred tax asset. Based on the assumptions used by management regarding the ability of the Bank to generate future earnings and the execution of tax planning strategies to generate income, the actual amount of the future tax benefits received may be different than the amount of the deferred tax asset, net of the associated valuation allowance.
Overview
The following discussion describes our results of operations for the quarter ended September 30, 2009, as compared to the quarter ended September 30, 2008, as well as results for the nine months ended September 30, 2009 and 2008, along with our financial condition as of September 30, 2009. Like most community banks, we derive most of our income from interest we receive on our portfolio loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. One of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.
Our outstanding real estate loans are located primarily in the Myrtle Beach and Hilton Head markets of South Carolina. The current economic environment in our market area has resulted in a downturn in the real estate market, which has placed greater pressure on our borrowers’ repayment capabilities. We are experiencing higher levels of loan downgrades, loan delinquencies, defaults and foreclosures than in the past. Further, the downturn in the real estate market has adversely impacted the value of the underlying collateral (real estate) for these loans. Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the “Provision for Loan Losses” section, we have included a detailed discussion of this process.
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
Effective November 4, 2009, we entered into a Consent Order with the OCC. The terms of this Consent Order are described under the “Regulatory Matters” heading of the footnotes to our accompanying financial statements. In addition, as described under the “Basis of Presentation” heading of the footnotes to our accompanying financial statements, management is committed to developing strategies to eliminate the uncertainty surrounding each article of the Consent Order, the outcome of these developments cannot be predicted at this time. If the Company is unable to successfully execute its plans or the banking regulators take unexpected actions, it could have a material adverse effect on the Company’s business, results of operations, and financial position.

Results of Operations
Earnings Review
The Company experienced a net loss for the nine months of $24.02 million and a net loss of $14.20 million for the three months ended September 30, 2009. Included in the net loss was the establishment of a deferred tax asset valuation allowance of $8.25 million that relates to the ability of the Company to use its deferred tax assets (Note 4. Income Taxes). On November 6, 2009, there was a change in federal tax legislation that will allow the Company to reduce this valuation allowance as of September 30, 2009 by $2.21 million (Note 8. Subsequent Event). This increase in income and capital will be reflected in the fourth quarter, 2009.
Our net loss was $24,016,889 or $4.96 diluted net loss per common share, for the nine months ended September 30, 2009, as compared to net income of $1,421,635 or $0.29 diluted net income per common share, for the same period in 2008. Our net loss was $3,708,116 or $0.77 diluted net loss per common share for the year ended December 31, 2008. The decrease in net income reflects the effect of the challenging financial environment that is facing all banks as well as a valuation allowance for income taxes. The net interest margin decreased to 2.15% at September 30, 2009 compared to 3.21% at September 30, 2008, due in part to rate reductions in the prime lending rate, an increase in non-accrual loans, and an increase in short term investments to improve liquidity. We expect continued pressure on the net interest margin for the remainder of 2009. The return on average assets for the nine month period ended September 30, 2009 was (4.63%) as compared to 0.29% for the same period in 2008 and was (0.56)% for the year ended December 31, 2008. The return on average equity was (72.48)% for the nine month period ended September 30, 2009 versus 3.56% for the same period in 2008 and was (6.94)% for the year ended December 31, 2008.
The provision for loan losses increased to $23,700,000 for the nine months ended September 30, 2009 compared to $2,291,000 for the nine months ended September 30, 2008. For the three months ended September 30, 2009, the provision for loan losses increased to $8,800,000 from $977,000 during the same period in 2008. Over the past three years, real estate values have fallen and the rate of default on mortgage loans has risen. There has been a resulting disruption in secondary markets for mortgages, especially in non-conforming loan products. The Federal Reserve Bank has reduced short-term rates to stimulate the economy. The Company has been affected by these events in areas such as mortgage banking, land acquisition, development and construction lending, and consumer lending. The Company has seen an increase in delinquencies and non-performing loans during 2007, 2008, and throughout 2009. The Company continues to monitor its portfolio of real estate loans closely. During the second quarter of 2009, an independent credit review group analyzed approximately 50% of the loans in our portfolio. The credit group’s review focused on the higher risk loans components of our portfolio including loans that were past due in terms of interest, development and construction loans, and certain industry segments. The reduction in short-term rates has adversely impacted the Company’s net interest margin. In the current economic, market and credit environment, there can be no assurance that the Company’s portfolio will continue to perform at current levels.
The Company evaluated the expected realization of its deferred income tax asset that totaled $11.3 million, primarily comprised of future tax benefits associated with the allowance for loan losses and operating loss carryforwards. The company set up a valuation allowance of $8.2 million and a $3.1 million federal income tax receivable that will be obtained when the Company files its federal income tax return for 2009.
Net Interest Income
Our primary source of revenue is net interest income, which represents the difference between the income on interest-earning assets and expense on interest-bearing liabilities. During the first nine months of 2009, net interest income decreased 29.25% to $10,640,541 from $15,038,902 for the same period of 2008. For the three months ended September 30, 2009, net interest income decreased 25.22% to $3,735,909 from $4,995,938 during the same period in 2008.
Our level of net interest income is determined by the level of our earning assets and our net interest margin. The increase in non-accrual loans during the third quarter negatively impacted net interest income by $552,865. This amount reduced our net interest income during the third quarter due to these loans being placed on non-accrual status.
The impact on net interest income from the continued growth of our loan portfolio and investments was offset by the increase in nonaccrual loans and the increase in short term investments which reduced our net interest margin. Average total loans increased from $546.5 million in the first nine months of 2008 to $564.0 million in the same period in 2009. Average total loans increased $14.0 million to $564.0 million for the period ended September 30, 2009 from $550.0 million for the year ended December 31, 2008, and $17.5 million from $546.5 million for the period ended September 30, 2008. In addition, average securities increased to $82.1 million in the first nine months of 2009 compared to $73.2 million for the first nine months of 2008, and increased $8.8 million from $73.3 million for the year ended December 31, 2008.

Net interest spread, the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, was 1.94% in the first nine months of 2009 compared to 2.79% during the same period of 2008, and 2.66% for the year ended December 31, 2008. The net interest margin was 2.15% for the nine month period ended September 30, 2009 compared to 3.21% for the same period of 2008, and 3.06% for the year ended December 31, 2008. The decline in the net interest spread and the net interest margin can be attributed to the challenging financial environment facing banks including the reduction in the prime lending rate and an increase in nonaccrual loans. We are liability-sensitive over a one year period and asset sensitive over a three month period. We have continued to add interest rate floors on our loan portfolio such that $70.8 million of our loans (13.44%) at September 30, 2009, will immediately reprice as interest rates change. Our deposit rates have continued to decline. We anticipate that some of this margin pressure may be eased as we continue to reprice our deposits to current market rates, reduce our non accrual loans, and replace our short term investments earning 0.29% currently with higher earning assets. However, there is risk we may not be able to replace these deposits with lower rate deposits, or replace these deposits at all, especially given our intent to reduce our reliance on brokered deposits in the near future.
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

	Average Balances, Income and Expenses, and Rates
	For the nine months ended September 30,
	2009			2008
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Federal funds sold, short term investments and trust preferred securities	$15,847,135	$33,845	0.29%	$5,671,960	$111,185	2.62%
Investment securities plus FHLB and FRB stock	82,146,482	2,360,019	3.84%	73,195,278	2,770,839	5.06%
Loans	563,946,939	22,403,427	5.31%	546,539,465	28,972,905	7.08%

Total earning assets	$661,940,556	$24,797,291	5.01%	$625,406,703	$31,854,929	6.80%

Cash and due from banks	6,877,662			6,298,178
Other assets	24,746,762			22,051,983

Total assets	$693,564,980			$653,756,864

Total interest-bearing deposits	$537,108,819	$11,945,734	2.97%	$479,531,765	$14,154,314	3.94%

Other borrowings	79,531,096	2,211,016	3.72%	80,672,564	2,661,713	4.41%

Total interest-bearing liabilities	$616,639,915	$14,156,750	3.07%	$560,204,329	$16,816,027	4.01%

Demand deposits	27,103,480			34,889,247
Other liabilities	5,519,244			5,287,129

Total liabilities	$649,262,639			$600,380,705

Equity capital	44,302,341			53,376,159

Total liabilities and equity	$693,564,980			$653,756,864

Net interest spread			1.94%			2.79%

Net interest income/margin		$10,640,541	2.15%		$15,038,902	3.21%

The following table sets forth the impact the varying levels of earning assets and interest-bearing liabilities and their applicable rates have had on changes in net interest income for the periods presented.

	Analysis of Changes in Net Interest Income
	For the nine months ended September 30,
	2009 versus 2008
	Volume	Rate	Net change
Federal funds sold and short term investments and trust preferred securities	$21,629	$(98,969)	$(77,340)
Investment securities	254,613	(665,433)	(410,820)
Loans	664,878	(7,234,356)	(6,569,478)

Total earning assets	941,120	(7,998,758)	(7,057,638)

Interest-bearing deposits	1,267,540	(3,476,119)	(2,208,579)
Other borrowings	(34,183)	(416,515)	(450,698)

Total interest-bearing liabilities	1,233,357	(3,892,634)	(2,659,277)

Net interest income (loss)	$(292,237)	$(4,106,124)	$(4,398,361)

Provision for Loan Losses
We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. The provision for loan losses was $23.7 million for the first nine months of 2009, as compared to $2.3 million for the same period of 2008, and $10.5 million for the year ended December 31, 2008. The increase in the provision was the result of management’s assessment of the adequacy of the reserve for possible loan losses given the size, mix, and quality of the current loan portfolio, the increases in nonperforming loans, and the current economic environment. In the first quarter of 2009, management performed an in-depth analysis with each relationship manager on their loan portfolio, taking into account current economic conditions. During the second quarter of 2009, an independent credit review group analyzed approximately 50% of the loans in our portfolio. The review focused on the higher risk loans components including loans that were past due in terms of interest, development and construction loans, and certain industry segments. Please see the discussion below under “Allowance for Loan Losses” for a description of the factors we consider in determining the amount of the provision we expense each period to maintain this allowance.
The third quarter provision for loan losses was $8.8 million for 2009 as compared to $1.0 million for the third quarter of 2008. The increase was attributable to an increase in nonaccrual loans, past due loans, trends in the migration by loan grades, and concentrations.
Noninterest Income
Noninterest income increased to $6,837,227 for the nine months ended September 30, 2009, up 61.56% from $4,232,134 for the same period in 2008. For the three months ended September 30, 2009, noninterest income increased to $2,029,340 million as compared to $1,385,273 in 2008. This increase in noninterest income is primarily attributable to the increase in income from our mortgage operation, which rose from $2,707,666 for the nine months ended September 30, 2008 to $5,221,676 for the nine months ended September 30, 2009. The increase in noninterest income from our mortgage operation is a reflection of low mortgage interest rates and a decline in housing prices.
The Company recognized gains on the sale of investment securities in the amount of $558,830 offset by an OTTI of $400,000 for the nine months ended September 30, 2009, and $21,304 during the same period in 2008. The Company recognized gains to shorten the maturity of the portfolio and to increase cash flow for future liquidity needs.
The Company continues to actively pursue sales of its Other Real Estate Owned (OREO). For the period ended September 30, 2009, the Company took losses on the sale or write down of OREO values in the amount of $930,773, an increase from a loss of $409,439 for the same period in 2008.
Noninterest Expense
Total noninterest expense increased 19.61% to $17,662,607 for the nine month period ended September 30, 2009 from $14,767,027 for the same period in 2008, and increased 12.8% to $5,739,773 for the three months ended September 30, 2009 from $5,090,674 million for the same period in 2008. Salaries and wages and employee benefits expense increased $949,299 to $7,860,377 during the nine month period ended September 30, 2009 compared to the same period in 2008. The increase in salaries and benefits relates to an increase in mortgage production, originator commissions, and related payroll taxes.

Excluding the costs attributable to the mortgage company’s variable expenses, the added costs related to asset quality, and increased regulatory supervision, expenses have declined $727,814 to $11,478,217 for the nine months period ending September 30, 2009 compared to 2008:

	For the nine months ended
	September 30,
	2009	2008
Noninterest expenses	$17,662,607	$14,767,027
Mortgage production related expenses	895,670	596,794
Mortgage origination commissions based on volume	2,228,010	1,250,825

FDIC premiums	1,645,010	245,356
Regulatory and exam fees	181,063	110,960
Credit and collection expenses	926,864	334,184
Foreclosure related expenses	307,773	22,877

Adjusted noninterest expense	$11,478,217	$12,206,031

The Company has seven full service bank branches that have generated $526.7 million in loans and $549.9 million in deposits as of September 30, 2009.
We had 136, 156, and 158 full-time equivalent employees (“FTE”) at September 30, 2009, September 30, 2008, and December 31, 2008, respectively. The mortgage operation FTE decreased from 58 FTE at September 30, 2008 to 53 FTE at September 30, 2009 and was 62 at December 31, 2008. Excluding our mortgage operation staff, FTE decreased from 98 at September 30, 2008 to 83 FTE at September 30, 2009 and was 96 at December 31, 2008. Staffing decreases were due to a reduction of staff hours as a cost-cutting measure taken by management.
For the nine months ended September 30, 2009, advertising and public relations costs decreased $237,306 to $189,126 as compared to the same period in 2008. Professional fees increased $107,803 to $633,746 for the nine month period ended September 30, 2009 compared to the same period in 2008. Professional fees increased due to the costs of various experienced advisors enlisted in our efforts to comply with the requirements of the Formal Agreement with the OCC and the escalating cost of accounting, auditing, and legal services. Advertising and public relations costs have declined as a result of ongoing cost control measures taken by the Bank’s management.
Occupancy expenses increased $36,880 or 3.10% to $1,227,590 during the nine months ended September 30, 2009, compared to the same period in 2008, and by $5,564 for the three months ended September 30, 2009, compared to the same period in 2008.
Data processing fees decreased during the nine months ended September 30, 2009, to $609,928 from $844,434 during the same period in 2008. The majority of the decrease in expense relates to the one time cost incurred in 2008 to convert to our current operating systems. For the three months ended September 30, 2009, data processing costs totaled $200,877 compared to $207,909 for September 30, 2008.
Other operating expenses increased 78.36% to $4,620,853 during the nine months ended September 30, 2009, compared to $2,590,699 during the same period in 2008. Other operating expenses increased 75.9%, to $1,633,825, for the three months ended September 30, 2009 compared to the same period in 2008.
The increase in other operating expenses was primarily due to increases in FDIC fees and credit and collection expenses. Specifically, FDIC fees increased $1,399,654, and credit and collections expense increased $592,680, collectively totaling an increase of $1,992,334 for the nine months ended September 30, 2009. The FDIC increase is due to the FDIC’s special assessment of $319,089, effective June 30, 2009, a significant increase in the Bank’s quarterly assessment due to the Bank’s financial condition, and an adjustment to properly record the FDIC premium. As our financial position improves, our FDIC assessments should adjust downward. The increase in credit and collection expenses is directly related to the growth in our problem loans and the loans transferred to OREO. The total increase in other operating expenses was $2,030,154 during the nine months ended September 30, 2009, as compared to the same period in 2008.

The FDIC has drafted a proposal that may require all insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment for these periods would be collected on December 31, 2009, along with each institution’s regular quarterly risk based deposit insurance assessment for the third quarter of 2009. The proposal allows a bank to request a waiver if the payment would significantly impact its liquidity.
The following table presents a comparison of other operating expenses:

	Other Operating Expenses
	For the nine months ended		For the three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Telephone	$108,714	$128,058	$34,852	$39,629
Postage and freight	98,922	92,543	26,980	31,516
Armored car	22,399	52,692	9,439	9,403
Credit and collection-bank	926,864	334,184	371,045	155,112
Dues and subscriptions	106,964	122,589	34,633	43,137
Employee travel, conferences, meals, and lodging	63,461	141,247	17,475	51,603
Business development and donations	166,286	277,100	47,156	90,239
FDIC insurance	1,645,010	245,356	503,994	95,111
Other insurance	36,324	40,596	11,803	15,176
Debit/ATM	95,265	89,769	31,147	34,493
Credit card processing fees	62,717	43,802	18,349	16,241
Software maintenance	206,321	208,683	80,490	73,881
Director BOLI	151,690	100,219	82,530	32,540
Mortgage recourse expense	20,000	20,000	20,000	10,000
Foreclosure related expense	307,773	22,877	175,750	(14,144)
Director advisory fees	128,675	220,676	43,524	76,002
Furniture and equipment	151,112	240,936	59,154	67,173
Other operating expenses	322,356	209,372	65,504	101,966

Total	$4,620,853	$2,590,699	$1,633,825	$929,078

Director fees will be suspended while the Company is under the Consent Order.
Balance Sheet Review
General
We had total assets of $656.3 million at September 30, 2009, a decrease of 2.47% from $672.9 million at September 30, 2008, and a decrease of 1.87% from $668.8 million at December 31, 2008. Total assets at September 30, 2009, consisted primarily of $526.7 million in loans including mortgage loans held for sale, $76.8 million in investments, $16.7 million in Federal Funds sold and other short term investments, and $10.4 million in cash and due from banks. Our liabilities at September 30, 2009 totaled $630.4 million, consisting primarily of $549.9 million in deposits, $55.0 million in Federal Home Loan Bank (“FHLB”) advances, and $10.3 million in junior subordinated debentures. Our total deposits increased to $549.9 million at September 30, 2009, up 2.47% from $536.7 million at September 30, 2008, and up 3.11% from $533.4 million at December 31, 2008. Shareholders’ equity decreased $23.9 million to $25.9 million at September 30, 2009, from $49.7 million at December 31, 2008, and decreased $28.1 million from $54.0 million at September 30, 2008.
Investment Securities
Total investment securities averaged $77.1 million during the first nine months of 2009 and totaled $76.8 million at September 30, 2009. Total investment securities averaged $68.4 million during the first nine months of 2008 and totaled $70.5 million at September 30, 2008. Total investment securities averaged $68.5 million for the year ended December 31, 2008 and totaled $70.6 million at December 31, 2008. At September 30, 2009, our total investment securities portfolio had a book value of $75.6 million and a fair market value of $76.8 million, for an unrealized net gain of $1.2 million. The increase in investment securities adds to the liquidity for the Company. We primarily invest in short term U.S. Government Sponsored Enterprises and Federal Agency securities.

At September 30, 2009, federal funds sold and short-term investments totaled $16.7 million, compared to $9.8 million at September 30, 2008 and $6.6 million at December 31, 2008. These funds are generally invested on an overnight or short-term basis. This increase in short-term investments is due to management’s decision to increase liquidity to mitigate risks associated with uncertainty in the financial market.
Loans
Since loans typically provide higher yields than other types of earning assets, a substantial percentage of our earning assets are invested in our loan portfolio. As of September 30, 2009, loans represented 85.2% of average earning assets as compared to 87.4% at September 30 2008, and 87.5% at December 31, 2008. At September 30, 2009, net portfolio loans (portfolio loans less the allowance for loan losses and deferred loan fees) totaled $504.4 million, a decrease of $41.4 million, or 7.59%, from September 30, 2008 and a decrease of $38.1 million, or 7.02% from December 31, 2008. The decline is due to management’s decision to reduce the balance sheet and our exposure to real estate. Average gross loans increased to $563.9 million with a yield of 5.31% during the first nine months of 2009 from $546.5 million with a yield of 7.08% during the same period in 2008. Average gross loans were $550.0 million with a yield of 6.84% for the year ended December 31, 2008. The decrease in yield on loans during these periods is caused by the interest rate declines in 2008 and an increase in non-accrual loans. The interest rates charged on loans vary with the degree of risk, the maturity, the guarantees, and the collateral on each loan. Competitive pressures, money market rates, availability of funds, and government regulations also influence interest rates.
The following table shows the composition of the loan portfolio and mortgage loans held for sale by category at September 30, 2009, December 31, 2008, and September 30, 2008:

	Composition of Loan Portfolio
	September 30, 2009		December 31, 2008		September 30, 2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Commercial	$55,265,225	10.6%	$59,040,069	10.7%	$57,369,241	10.4%
Real estate — construction	14,399,438	2.8%	33,741,466	6.1%	48,597,643	8.8%
Real estate — mortgage	441,679,764	85.1%	448,970,087	81.4%	438,913,742	79.2%
Consumer	8,215,952	1.5%	9,700,120	1.8%	8,956,047	1.6%

Portfolio loans, gross	519,560,379	100.0%	551,451,742	100.0%	553,836,673	100.0%

Unearned loan fees and costs, net	(166,018)		(294,921)		(351,545)
Allowance for possible loan losses	(14,984,114)		(8,642,651)		(7,663,434)

Portfolio loans, net	504,410,247		542,514,170		545,821,694
Mortgage loans held for sale	7,317,872		7,210,088		5,328,679

Loans, net	$511,728,119		$549,724,258		$551,150,373

Real estate construction loans, composed of both commercial and consumer construction loans, have dropped 70.37% year over year as of September 30, 2009, as compared to September 30, 2008. This decline is due to management’s decision to limit construction lending. The principal component of our portfolio loans at September 30, 2009, December 31, 2008, and September 30, 2008, was mortgage loans, which represented 85.1%, 81.4%, and 79.3%, respectively. In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. The collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and also increases the magnitude of the real estate loan portfolio component. Generally, we limit the loan-to-value ratio to 80%. We attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentrations of collateral. A significant portion of our loans are made within the markets we serve. Loans held for sale are consumer real estate loans that are pending sale to investors.
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

General Allocations
For general allocations, the portfolio is segregated into risk-similar segments for which historical loss ratios are calculated and then adjusted for identified trends or changes in current portfolio characteristics. Historical loss ratios are calculated by using 14 segments that relate to exisiting regulatory call report categories. The table below reduces the 14 categories into five segments:

	Composition of Loan Portfolio ($ in thousands)
	September 30, 2009		December 31, 2008		September 30, 2008
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
Construction and land	$132,453	25.5%	$145,143	26.3%	$161,076	29.1%
1-4 family and multi-family	165,132	31.8%	177,842	32.2%	172,612	31.2%
Commercial real estate	163,215	31.4%	165,861	30.1%	159,213	28.7%
Commercial	50,826	9.8%	53,340	9.7%	52,362	9.5%
Other	7,934	1.5%	9,266	1.7%	8,574	1.5%

Portfolio loans, gross	519,560	100.0%	551,452	100.0%	553,837	100.0%

Unearned loan fees and costs, net	(166)		(295)		(352)
Allowance for possible loan losses	(14,984)		(8,643)		(7,663)

Portfolio loans, net	504,410		542,514		545,822
Mortgage loans held for sale	7,318		7,210		5,328

Loans, net	$511,728		$549,724		$551,150

Over the last five quarters the Company has taken the following charge-offs:

	Net charge-offs by quarter
	($ in thousands)
	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2009	2009	2009	2008	2008
	Amount	Amount	Amount	Amount	Amount
Construction and land	$3,085	$1,064	$2,073	$2,407	$—
1-4 family and multi-family	2,856	1,510	3,917	2,891	498
Commercial real estate	318	368	394	993	202
Commercial	340	42	1,003	875	228
Other	252	91	46	55	31

Net charge-offs by quarter	$6,851	$3,075	$7,433	$7,221	$959

The Company elected to shorten from five years to three years the historical loss factor used in the third quarter 2009. To allow for modeling error, a range of probable loss ratios are analyzed for each segment. The resulting percentages are then applied to the dollar amounts of the loans in each segment to arrive at each segment’s range of probable loss levels. The change to using a shorter three year loss history increased the allowance approximately $1 million.
We charge recognized losses to the allowance and add subsequent recoveries back to the allowance for loan losses. There can be no assurance that charge-offs of loans in future periods will not exceed the allowance for loan losses as estimated at any point in time or that provisions for loan losses will not be significant to a particular accounting period.
The general allocation includes a component for probable losses inherent in the portfolio, based on management’s analysis that is not fully captured elsewhere in the allowance. The risk adjustment factor component serves to address the inherent estimation and imprecision risk in the methodology as well as address management’s evaluation of various factors or conditions not otherwise directly measured in the evaluation of the general and specific allocations. Such factors include the current general economic and business conditions; geographic, collateral, or other concentrations of credit; system, procedural, policy, or underwriting changes; experience of the lending staff; entry into new markets or new product offerings; and results from internal and external portfolio examinations.
The bank assess the portfolio in terms of non accrual loan, past due loans, trends in the migration by the loan grades, concentrations, and other higher risk areas before finalizing its allowance.

Loan maturities are generally short term, in part due to the the construction/land development lending, but also due to the balloon maturities on commercial term loans which are generally of three years or less. This enables the Bank to reassess the credit and price the risk more frequently. Because we are primarily located in a tourist market, we have some seasonal lines of credit that are interest only during the winter months and are repaid at the end of the summer season.
At September 30, 2009, 49% of our loans will mature within the next 12 months. This allows the Company to modify the loan’s collateral position, interest rate, or take other steps to mitigate the risk in the loan if it is renewed. As of December 31, 2008, the Company had $243.3 million in interest only loans. At September 30, 2009, the amount declined to $116.3 million, a 52% decrease. As interest only loans are renewed, they are being structured to include an interest and principal component.
We have seen a decrease in the outstanding loan balances with total supervisory exceptions between September 2008, of $56.4 million, and September 30, 2009, of $44.2 million. We believe our exceptions are consistent with other financial institutions. Residential mortgage exceptions also declined. Residential mortgages with loan to value over 100% total $2.2 million at September 30, 2009.
Specific Allocations
The Bank has a loan grading risk system, whereby all commercial loans are risk rated and assigned an appropriate grade of one through seven: One (1) being excellent, Two (2) being good, Three (3) being satisfactory, Three fifty (350) being considered a watch credit designation resulting in a pass grade with heightened supervision, Four (4) being other assets especially mentioned (OAEM), Five (5) being substandard, Six (6) being doubtful, and Seven (7) being loss. We review our Criticized List that identifies those credits graded OAEM, substandard, and doubtful. These loans are reviewed on a monthly basis by executive management and the Board of Directors. Loan Officers initially assign the risk rating to each credit and make risk-rating changes as needed. Credit administration then reviews the credit for concurrence with the loan officer’s assessment. A third party independent review is completed twice a year. The Consent Order requires we increase to quarterly reviews. An internal annual review is performed on all credits over $500,000.
Nonperforming loans, substandard or doubtful loans, in excess of $150,000, are individually assessed for impairment under FASB ASC 310-10-35 and assigned specific allocations as warranted. The Company develops specific pools of homogenous impaired loans under $150,000 and assigns a specific impairment percentage to each of the pools; this impairment averaged 23% of the loan balance at September 30, 2009.
Generally, for larger collateral-dependent loans, current market appraisals are ordered to estimate the current fair value of the collateral. We recently had appraisals prepared and reviewed on a large number of our residential and commercial collateral-dependent loans. However, in situations where a current market appraisal is not available, management uses the best available information (including recent appraisals and comparable sales data for similar properties, communications with qualified real estate professionals, information contained in reputable trade publications and other observable market data) to estimate the current fair value. In these situations, valuations based on our internal calculations have generally been consistent with the valuations determined by appraisals on similar properties and as such, management believes the internal valuations can be reasonably relied upon for valuation purposes. The estimated costs to sell the subject property are then deducted from the estimated fair value to arrive at the “net realizable value” of the loan and to determine the specific reserve on each impaired loan reviewed. The credit risk management group periodically reviews the fair value assigned to each impaired loan and adjusts the specific reserve accordingly. Our strategy is to update most appraisals at renewal or such time management deems prudent. When a loan is adversely classified the Bank orders a new appraisal or evaluation.
The trend in non accrual loans has impacted our allowance for loan loss. Generally, a loan is placed on nonaccrual status when it becomes 90 days past due as to principal or interest, or when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of the loan is doubtful. A payment of interest on a loan that is classified as nonaccrual is recognized as income when received. Below is a summary of our nonaccrual loans:

	Composition of nonaccrual loans
	($ in thousands)
	September 30,	December 31,	September 30,
	2009	2008	2008
Construction and land	$24,080	$8,805	$7,283
1-4 family and multi- family	15,248	6,858	7,828
Commercial real estate	10,075	1,676	2,490
Commercial	1,522	819	275
Other	53	27	11

Non accrual loans	$50,978	$18,185	$17,887

Historically, we have had low levels of nonacrual assets, but the economic downturn which began during the second half of 2007 in the national, state, and regional economies and has accelerated through the third quarter of 2009, combined with deteriorating real estate market conditions, has increased those levels to $50.9 million in nonaccrual loans as of September 30, 2009. Of the nonaccrual loans at September 30, 2009, 11.18% or $5.7 million are considered current as to their contractual terms.
The provision for loan losses generally, and the loans impaired under the criteria defined in FASB ASC 310-10-35 specifically, reflect the impact of the continued deterioration in the local real estate market, the increase in impaired loans, and the economy in general.
The allowance for loan losses is also subject to review by the OCC, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses compared to a group of peer banks identified by our regulators. During routine examinations of our Bank, the OCC may require us to make additional provisions to our allowance for loan losses when, in the OCC’s opinion, its credit evaluations and allowance for loan loss methodology may differ from ours. This program is consistent with the guidance found in the Interagency Policy Statement on the Allowance for Loan Losses contained in OCC Bulletin 2006-47. The program includes the following elements: internal risk ratings of our loans; results of our independent loan review; criteria to determine which loans will be reviewed, how impairment will be determined, and procedures to ensure that the analysis of loans complies with the criteria defined in the Receivables Topic of the FASB Accounting Standards Codification, which was originally issued under SFAS No. 114 requirements; criteria for determining FAS 5 loan pools previously identified using the requirements found in FAS 5, which is now included in the FASB codification under FASB ASC 450 “Contingencies,” and an analysis of those loan pools; recognition of nonaccrual loans in conformance with GAAP and regulatory guidance; loan loss expense; trends of delinquent and nonaccrual loans; concentrations of credit; and present and projected economic and market conditions. The program provides for a review of the allowance for loan losses by our Board of Directors at least once each calendar quarter.
The allocation of the allowance to the respective loan segments is an approximation and not necessarily indicative of future losses or future allocations. The entire allowance is available to absorb losses occurring in the overall loan portfolio. At September 30, 2009, the allowance for loan losses was $15.0 million, or 2.84% of total outstanding loans, compared to an allowance for loan losses of $7.7 million, or 1.37% of total outstanding loans, at September 30, 2008, and $8.6 million, or 1.55% of total outstanding loans, at December 31, 2008. Excluding loans held for sale, the allowance for portfolio loans was 2.88% at September 30, 2009, compared to an allowance for portfolio loan losses of 1.38% at September 30, 2008, and 1.57% at December 31, 2008. Management believes the allowance for portfolio loan loss ratio is more useful than the allowance for loan loss ratio because held for sale loans are pending sale to investors.
During the nine months ended September 30, 2009, we had net charge-offs totaling $17,358,537. During the same period in 2008, we had net charge-offs totaling $1,563,182. In the first quarter of 2009, management performed additional reviews with all loan relationship managers to ensure we consistently evaluated each loan. During the second quarter of 2009, an independent credit review group analyzed approximately 50% of the loans in our portfolio. The review focused on the higher risk loans components including loans that were past due in terms of interest, development and construction loans, and certain industry segments. We had nonperforming loans totaling $51.0 million, $17.9 million and $18.2 million at September 30, 2009, September 30, 2008, and December 31, 2008, respectively. The downturn in the real estate market has resulted in an increase in loan delinquencies, charge-offs, defaults, and foreclosures, and we believe these trends could continue, although our markets are showing some positive signs of recovery, including increased sales activity. In some cases, this downturn has resulted in a significant impairment to the value of our collateral and our ability to sell the collateral upon foreclosure, and there is a risk that this trend could continue. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge-offs and recoveries for the nine months ended September 30, 2009, September 30, 2008, and the full year ended December 31, 2008.

	Allowance for Loan Losses
	Nine months	Year	Nine months
	ended	ended	ended
	September 30,	December 31,	September 30,
	2009	2008	2008

Average total loans outstanding	$563,946,939	$549,953,836	$546,539,465
Total loans outstanding at period end	526,712,233	558,366,909	558,813,807
Total nonperforming loans	57,332,069	19,968,441	17,887,473

Beginning balance of allowance	8,642,651	6,935,616	6,935,616

Loans charged off	(17,472,514)	(8,858,354)	(1,582,032)
Total recoveries	113,977	74,389	18,850

Net loans charged off	(17,358,537)	(8,783,965)	(1,563,182)
Provision for loan losses	23,700,000	10,491,000	2,291,000

Balance at period end	$14,984,114	$8,642,651	$7,663,434

Net charge-offs to average total loans (annualized)	4.12%	1.60%	0.38%
Allowance as a percent of total loans	2.84%	1.55%	1.37%
Allowance as a percent of portfolio loans	2.88%	1.57%	1.38%
Allowance as a percentage of nonperforming loans	26.14%	43.28%	42.84%
The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to gross loans as of September 30, 2009. We believe that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category.

Allocation of the Allowance for Loan Losses
	As of September 30, 2009
Commercial	$1,605,524	10.5%
Real estate — construction	2,319,126	2.7%
Real estate — mortgage	10,582,867	85.2%
Consumer	187,070	1.6%
Unallocated	289,527	—

Total allowance for loan losses	$14,984,114	100.0%

Nonperforming Assets/Other Real Estate Owned and Repossessed Assets
We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion by taking into account factors such as the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. At September 30, 2009, there was one loan totaling $6.4 million that was 90 days past due and still accruing interest as compared with $1.8 million as of December 31, 2008. There were no loans past due 90 days or more still accruing interest at September 30, 2008. The loan that is still accruing as of September 30, 2009 is under contract and the Company expects to receive interest and principal in full.

The table below is an analysis of our impaired loans and allowance for loan losses:

	For the nine months ended		For the year ended
	September 30,		December 31,
	2009	2008	2008
Impaired loans with specific allowance	$28,742,932	$12,073,909	$11,210,569
Impaired loans with no specific allowance	25,757,633	5,813,566	18,367,715
Total impaired loans (quarter end)	54,500,565	17,887,475	29,578,284

Related allowance (quarter end)	7,137,331	3,273,459	3,107,168
Interest income recognized	33,563	45,125	1,584,491
Foregone interest	802,473	283,552	1,222,542
Average recorded investment on impaired	36,771,994	11,281,545	21,148,317
Nonaccrual loans were $50,978,326, $17,887,473, and $18,185,037 as of September 30, 2009, September 30, 2008, and December 31, 2008, respectively. As our borrowers find that they do not have sufficient cash flow to make payments on time, we place their loans on nonaccrual status. There are currently 103 borrowers that are on nonaccrual at September 30, 2009. Thirteen of those borrowers amount to 52% of the total nonaccrual loans.
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
At September 30, 2009, we had $9,577,668 in OREO, compared to $2,265,215 at September 30, 2008, and $3,111,741 at December 31, 2008. At September 30, 2009, we had $75,304 in repossessed non real estate property compared to $116,000 as of September 30, 2008 and $78,866 at December 31, 2008. As of September 30, 2009, there are 20 properties in OREO, seven of which are under contract. The properties in OREO at September 30, 2009 include four commercial properties, three parcels of undeveloped land, five residential lots, and eight residential properties. During the third quarter of 2009, the Bank did not write down any OREO.
Deposits
Average total deposits were $564.2 million for the nine months ended September 30, 2009, up 9.68% from $514.4 million during the same period in 2008 and up 9.0% from $515.7 million at December 31, 2008. Average interest-bearing deposits were $537.1 million for nine months ended September 30, 2009, up 12.1% from $479.5 million during the same period of 2008 and up 11.0% from $482.2 million at December 31, 2008.
The following table sets forth deposits by category as of September 30, 2009, September 30, 2008, and December 31, 2008.

	Deposits
	September 30, 2009		December 31, 2008		September 30, 2008
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposit accounts	$27,070,150	4.9%	$24,628,632	4.6%	$33,358,001	6.2%
Interest bearing checking accounts	41,567,853	7.6%	15,916,904	3.0%	21,826,376	4.1%
Money market accounts	75,787,209	13.8%	90,708,621	17.0%	128,220,053	23.9%
Savings accounts	3,373,796	0.6%	3,491,913	0.7%	3,329,978	0.6%
Time deposits less than $100,000	172,264,723	31.3%	150,533,893	28.2%	127,250,013	23.7%
Time deposits of $100,000 or more	168,273,169	30.6%	151,329,497	28.4%	131,046,032	24.4%
Brokered CDs	42,186,000	7.7%	74,785,000	14.0%	75,084,000	14.0%
CDARS deposits	19,423,098	3.5%	21,964,249	4.1%	16,593,843	3.1%

Total deposits	$549,945,998	100.0%	$533,358,709	100.00%	$536,708,296	100.00%

Deposit growth was attributable to the generation of new deposits in our markets. Low cost demand deposit accounts grew $2.4 million (9.9% increase) since December 31, 2008, but declined $6.3 million (18.9% decrease) from September 30, 2008. This nine-month growth is due to an increased emphasis on obtaining our customer’s primary banking relationship.

The bank regulatory definition of core deposits, which excludes certificates of deposit of $100,000 or more, brokered CDs, and CDARS, were $320.1 million at September 30, 2009, compared to $314.0 million at September 30, 2008, and $285.3 million at December 31, 2008. Our brokered deposits were $42.2 million as of September 30, 2009, $75.1 million as of September 30, 2008, and $74.8 million as of December 31, 2008. In October 2009, the Company had an additional $11.8 million in brokered deposits mature. Due to regulatory restrictions, our Bank is not able to accept, renew or roll over brokered deposits including reciprocal CDARS deposits. We expect to fund the maturity of our brokered deposits with cash, unpledged liquid investment securities, loan repayments, as well as retail deposits gathered from our branches.
We expect a stable base of deposits to be our primary source of funding to meet both our short-term and long-term liquidity needs. Core deposits as a percentage of total deposits were 58.20% at September 30, 2009, 58.5% at September 30, 2008, and 53.49% at December 31, 2008. Of the time deposits of $100,000 or more, at September 30, 2009, there were $78.2 million in deposits between $100,000 and $150,000 with an average balance of $108,392. The Company believes these account balances to be core deposits for internal reporting purposes.
Our loan-to-deposit ratio was 95.8% at September 30, 2009 versus 104.1% at September 30, 2008 and 104.7% at December 31, 2008. The average loan-to-deposit ratio was 99.95% during the first nine months of 2009, 106.24% during the same period of 2008, and 106.7% for the full year ended December 31, 2008.
The Emergency Economic Stabilization Act (EESA), which became effective on October 3, 2008, temporarily increased the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2013. At September 30, 2009, the Bank had time deposits of $250,000 or more in the amount of $40.2 million that would not be covered under the FDIC insurance limits. Of these deposits, $25.1 million, or 62%, are to local public entities that have securities pledged as collateral by the Bank.
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

•	Funds in non-interest-bearing transaction deposit accounts, or interest bearing transactions accounts as long as the interest paid is less than 0.50%, held by FDIC-insured banks until June 30, 2010.
The Bank has not issued any senior unsecured debt under the first program but we have been active in the guarantee of funds in noninterest bearing or low interest bearing transaction accounts.
Advances from Federal Home Loan Bank
In addition to deposits, we obtained funds from the FHLB to help fund our loan growth. Average borrowings from the FHLB were $55.0 million during the third quarter of 2009, for the same period in 2008, and for the year ended December 31, 2008. The following table reflects the current borrowing terms.

		Current	Maturity	Option
FHLB Description	Balance	Rate	Date	Date
Fixed rate advances:
Fixed rate	$10,000,000	5.36%	06/04/10	—
Fixed rate hybrid	5,000,000	4.76%	10/21/10	—
Convertible	7,500,000	4.51%	11/23/10	—
Convertible	5,000,000	3.68%	07/13/15	10/13/09
Convertible	5,000,000	4.06%	09/29/15	—
Convertible	5,000,000	4.16%	03/13/17	12/14/09
Convertible	7,500,000	4.39%	04/13/17	10/13/09
Variable rate advances:
Prime based advance	10,000,000	0.41%	9/19/2011	—

	$55,000,000

We are subject to the FHLB’s recently developed and implemented credit risk rating system which assigns member institutions a rating quarterly. The rating system utilizes factors such as loan quality, capital, liquidity, profitability, etc. Our ability to access our available borrowing capacity from the FHLB is subject to our rating and any subsequent changes based on our financial performance as compared to factors considered by the FHLB in their assignment of our credit risk rating each quarter. In addition, collateral discounts recently have been applied which have further reduced our borrowing capacity. While operating under the Consent Order, we will not be allowed to obtain future advances from the FHLB or renew maturing advances with the FHLB which will impact our ability to manage our liquidity.
Junior Subordinated Debentures
The average and period end balances of the floating rate trust preferred securities through BFNB Trust and BFNB Trust II (the “Trusts”) totaled $10.3 million for all periods reported. These trust preferred securities are reported on our consolidated balance sheet as junior subordinated debentures. The trust preferred securities accrue and pay distributions annually at a rate per annum equal to the six month LIBOR plus 270 on $5.15 million and LIBOR plus 190 basis points on the remaining $5.15 million, which were 3.20% and 2.20%, respectively at September 30, 2009. The distribution rate payable on these securities is cumulative and payable quarterly in arrears. The Company has the right to defer payments of interest on the trust preferred securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity dates of May 27, 2034 and March 30, 2035, respectively. The Company exercised its right to defer payments of interest on the trust preferred securities for up to 20 consecutive quarters as of October 26, 2009 in order to conserve cash. The exercise of this right does not create an event of default. The Company has the right to redeem the trust preferred securities, in whole or in part, on or after May 27, 2009 and March 30, 2010, respectively. The trust preferred securities can be redeemed prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.
Capital Resources
At both the holding company and bank level, we are subject to various regulatory capital requirements administered by the federal banking agencies. To be considered “well-capitalized,” generally a bank must maintain Total risk-based capital of at least 10%, Tier 1 capital of at least 6%, and a leverage ratio of at least 5%.
At September 30, 2009, our total shareholders’ equity was $25.9 million ($32.1 million at the bank level). At September 30, 2009, our Total risk-based capital ratio was 8.52% (7.80% at the bank level), our Tier 1 capital ratio was 7.24% (6.53% at the bank level), and our Tier 1 leverage ratio was 5.23% (4.69% at the bank level).
The OCC has established in the Consent Order a Tier 1 leverage ratio of 8.50% and a Total risk-based capital ratio of 12.00% for the Bank, both of which are higher than the minimum and well capitalized ratios applicable to all banks. The Bank’s capital levels are less than those required under the Consent Order. The Bank has worked with various advisors and consultants on potential capital raises, asset sales, and implementing other measures to increase capital including strategies to increase liquidity, limit asset growth, reduce dependence on brokered deposits, and restructure other funding sources. The Company believes it will be difficult to meet such capital ratios within the timeline to obtain capital established by the Consent Order.
Under the FDIC’s “Prompt Corrective Action” restrictions, our Bank’s capital was classified as less than adequately capitalized due to the level of our Total capital to risk weighted asset ratio as of September 30, 2009. As a result of this classification, we will submit a capital restoration plan to the OCC.
Due to the Company’s financial results for 2008 and the nine months ended September 30, 2009, and the other regulatory matters discussed herein, management continues to assess a number of factors including liquidity, capital, and profitability that affect our ability to continue as a going concern. Although the Company is committed to developing strategies to eliminate the uncertainty surrounding each of these areas, the outcome of these developments cannot be predicted at this time. Failure to meet the requirements of the Consent Order could result in heightened regulatory oversight and could eventually lead to the appointment of a receiver or conservator of the Company’s assets. If the Company is unable to successfully execute its plans or the banking regulators take unexpected actions, it could have a material adverse effect on the Company’s business, results of operations, and financial position.

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
Our primary sources of liquidity are local deposits, scheduled repayments on our loans, and interest on and maturities of our investments. We have been actively soliciting local deposits via our deposit blitz program and have increased deposits with the addition of our lockbox service. We plan to meet our future cash needs through the liquidation of temporary investments, reducing loans, and the generation of deposits. We are evaluating and exploring alternatives for raising additional capital. All of our securities have been classified as available for sale. Occasionally, we may sell investment securities in connection with the management of our interest sensitivity gap or to manage cash availability. We may also utilize our cash and due from banks, security repurchase agreements, and federal funds sold to meet liquidity requirements as needed. We maintain a secured line of credit in the amount of $10.0 million with our primary correspondent and had an $8.4 million secured line with the Federal Reserve Bank of Richmond at September 30, 2009, secured by consumer mortgages. As of October 31, 2009, we transferred loans pledged as collateral to the FRB to the FHLB. This allowed the Company to free $8 million of investment securities.
At September 30, 2009, we had borrowed $55.0 million in FHLB advances. Our FHLB advance line of credit has been reduced to the outstanding balance with no further advances or renewals of maturing advances allowed based on our current financial condition. We believe that our existing stable base of core deposits, our bond portfolio, short-term federal funds lines, and the potential new capital we may raise will enable us to successfully meet our current liquidity needs. However, further market disruption may reduce the cost effectiveness and availability of our funding sources for a prolonged period of time, which may require management to more aggressively pursue other funding alternatives. We seek to meet our Bank’s daily liquidity needs through changes in deposit levels, borrowings under our federal funds purchased facilities and other short-term borrowing sources. There can be no assurances that these sources will be sufficient to meet future liquidity demands.
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
We actively monitor and manage our interest rate risk exposure principally by measuring our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are liability-sensitive over the cumulative one-year time frame as of September 30, 2009. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on noncore deposits.
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
At September 30, 2009, the Bank had issued unused commitments to extend credit of $32.6 million through various types of lending arrangements as compared to $43.6 million at September 30, 2008 and $40.7 million as of December 31, 2008. The Bank has actively worked to reduce the amount of unused commitments over the last year. Past experience indicates that many of these commitments to extend credit will expire unused. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers.
In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that if our customer fails to meet its contractual obligation to the third party the Bank will honor those commitments up to the letter of credit issued. Standby letters of credit totaled $3.9 million at September 30, 2009, $8.8 million at September 30, 2008, and $4.6 million at December 31, 2008. Past experience indicates that many of these standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to meet these obligations should the need arise.
Except as disclosed in this report, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings.
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
Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).
In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 — Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on its financial position.
SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on its financial position.
The FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on its financial position or operations.
ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to its financial statements.
ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.
Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.
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
The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At September 30, 2009, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $131.7 million. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and interest bearing checking accounts, which totaled $499.3 million at September 30, 2009.

Item 4.	Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2009. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
On November 10, 2009, Michael Bert Anderson, a director of the Company and the Bank, resigned from his position as Director due to personal reasons. The resignation was effective upon receipt by the Company. Mr. Anderson’s decision to resign from the Board of Directors did not arise or result from any disagreement with the Company on any matters relating to the Company’s operations, policies, or practices.

Item 6.	Exhibits

Exhibit	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEACH FIRST NATIONAL BANCSHARES, INC.
Date: November 13, 2009	By:	/s/ Walter E. Standish, III
Walter E. Standish, III
President and Chief Executive Officer

Date: November 13, 2009	By:	/s/ Gary S. Austin
Gary S. Austin
Chief Financial and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

32	Section 1350 Certifications.